Form 10-Q
period 1996-03-31
MAGAININ PHARMACEUTICALS INC
filed 1996-05-13
CIK 880431

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q



(Mark One)

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended        MARCH 31, 1996
                                           -----------------------------

                                       OR

/   /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

          For the transition period from            to
                                         ----------    ------------

COMMISSION FILE NUMBER:                    0-19651
                       ----------------------------------------------------

                         MAGAININ PHARMACEUTICALS INC.
             (Exact name of registrant as specified in its charter)


                          DELAWARE                                                            13-3445668
(State or other jurisdiction of incorporation of organization)                    (I.R.S. Employer Identification No.)


          5110 CAMPUS DRIVE, PLYMOUTH MEETING, PENNSYLVANIA,  19462
            (Address of principal executive offices and Zip Code)

                               (610) - 941 - 4020
             (Registrant's telephone number, including area code)


                  ------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                YES / X /     NO /   /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       COMMON STOCK,  $.002 PAR VALUE - 17,069,278 SHARES  (MAY 10, 1996)

                         MAGAININ PHARMACEUTICALS INC.
                         (a development stage company)



                                     INDEX



                                                                                                 PAGE
PART I -    FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS

            Unaudited Statements of Operations for the three months ended March 31, 1996 and
            1995, and for the period June 29, 1987 (inception) to March 31, 1996 . . . . . . . .  1


            Unaudited Balance Sheets as of March 31, 1996 and
            December 31, 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  2


            Unaudited Statements of Cash Flows for the three months ended March 31, 1996 and
            1995, and for the period June 29, 1987 (inception) to March 31, 1996 . . . . . . . .  3


            Notes to Unaudited Financial Statements  . . . . . . . . . . . . . . . . . . . . . .  4


   ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of
            Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  5



PART II -   OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                         MAGAININ PHARMACEUTICALS INC.
                         (a development stage company)

                            STATEMENTS OF OPERATIONS
                                  (unaudited)

                  (In thousands, except for per share amounts)


                                                           Three Months Ended                    June 29, 1987
                                                               March 31,                         (Inception) to
                                                      1996                   1995                March 31, 1996
                                                  -------------           -----------            --------------
Revenues:
  Related party contract  . . . . . .                $      --              $      68              $     1,527
  Contract and government grant   . .                       37                     44                    2,870
                                                      --------               --------                 --------
                                                            37                    112                    4,397
                                                      --------               --------                 --------

Costs and expenses:
  Research and development  . . . . .                    6,104                  3,256                   62,459
  General and administrative  . . . .                      800                    730                   17,824
                                                       -------                -------                 --------
                                                         6,904                  3,986                   80,283
                                                       -------                -------                 --------

Loss from operations  . . . . . . . .                  (6,867)                (3,874)                 (75,886)

Interest income . . . . . . . . . . .                      594                    323                    5,632
Interest expense  . . . . . . . . . .                      (5)                   (10)                    (647)
                                                      --------               --------                 --------

Net loss  . . . . . . . . . . . . . .                 $(6,278)               $(3,561)                $(70,901)
                                                      ========               ========                =========

Net loss per share  . . . . . . . . .                 $  (.37)               $  (.27)
                                                      ========               ========

Weighted average
  shares outstanding  . . . . . . . .                   17,061                 13,320




See accompanying notes to unaudited financial statements.

                         MAGAININ PHARMACEUTICALS INC.
                         (a development stage company)

                                 BALANCE SHEETS
                                  (unaudited)

                  (In thousands, except for per share amounts)

                                                                     March 31,               December 31,
                                                                       1996                     1995
                                                                   ------------             --------------
              ASSETS
Current assets:
  Cash and cash equivalents   . . . . . . . . . . . .                $   1,777               $    1,880
  Short-term investments  . . . . . . . . . . . . . .                   36,255                   32,270
  Prepaid expenses and other current assets   . . . .                      768                      509
                                                                     ---------               ----------
         Total current assets . . . . . . . . . . . .                   38,800                   34,659
Fixed assets, net . . . . . . . . . . . . . . . . . .                    1,481                    1,476
Long-term investments . . . . . . . . . . . . . . . .                     ----                    9,516
Other assets    . . . . . . . . . . . . . . . . . . .                       76                       76
                                                                     ---------               ----------
         Total assets . . . . . . . . . . . . . . . .                $  40,357               $   45,727
                                                                     =========               ==========

         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses   . . . . . .                $   5,084               $    4,080
  Equipment lease obligations - current   . . . . . .                      146                      150
                                                                     ---------                ---------
         Total current liabilities  . . . . . . . . .                    5,230                    4,230
Equipment lease obligations - long term . . . . . . .                      128                      161
Deferred rent . . . . . . . . . . . . . . . . . . . .                      140                      143
                                                                     ---------                ---------
         Total liabilities  . . . . . . . . . . . . .                    5,498                    4,534
                                                                     ---------                ---------

Commitments, contingencies and other matters
Stockholders' equity:
  Preferred stock -- $.001 par value; shares authorized
  - 9,211, none issued  . . . . . . . . . . . . . . .                     ----                     ----
  Common stock -- $.002 par value; shares authorized
  - 25,000;  shares issued and outstanding
  - 17,069 and 17,052   . . . . . . . . . . . . . . .                       34                       34
  Additional paid-in capital  . . . . . . . . . . . .                  105,688                  105,662
  Deficit accumulated during the development stage                     (70,901)                 (64,623)
  Unrealized gain on investments  . . . . . . . . . .                       38                      120
                                                                      --------                  -------
              Total stockholders' equity  . . . . . .                   34,859                   41,193

              Total liabilities and stockholders' equity             $  40,357               $   45,727
                                                                     =========               ==========



See accompanying notes to unaudited financial statements.

                         MAGAININ PHARMACEUTICALS INC.
                         (a development stage company)

                            STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                 (In thousands)


                                                                         Three Months
                                                                            Ended
                                                                           March 31,                            June 29, 1987
                                                                  --------------------------                    (Inception) to
                                                                   1996                1995                     March 31, 1996
                                                                 --------            --------                 ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss  . . . . . . . . . . . . . . . . . . . . . . . . .    $  (6,278)          $ (3,561)                     $(70,901)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
         Fair value of stock, options and warrants
             issued . . . . . . . . . . . . . . . . . . . . .            -                  -                         1,749
         Depreciation and amortization  . . . . . . . . . . .          116                123                         3,300
         Deferred rent  . . . . . . . . . . . . . . . . . . .           (3)                (2)                          140
         Increase in prepaid expenses and other assets. . . .         (259)               (12)                         (959)
         Increase in accounts payable
          and accrued expenses  . . . . . . . . . . . . . . .        1,004                467                         5,084
                                                                 ---------           --------                     ---------

             Net cash used in operating activities  . . . . .       (5,420)            (2,985)                      (61,587)
                                                                 ---------           --------                     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of investments  . . . . . . . . . . . . . . . . .       (8,114)            (5,593)                     (162,947)
  Proceeds from maturities and sales of investments                 13,563              7,932                       126,728
  Capital expenditures  . . . . . . . . . . . . . . . . . . .         (121)                (9)                       (2,662)
                                                                ----------           --------                    ----------

             Net cash provided by (used in) investing
                activities  . . . . . . . . . . . . . . . . .        5,328              2,330                       (38,881)
                                                                ----------           --------                    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on capitalized equipment leases  . . . . . . . . .          (37)               (66)                       (1,727)
  Proceeds from sale of stock and
    exercise of options and warrants  . . . . . . . . . . . .           26                  -                       103,972
                                                                ----------           --------                    ----------

             Net cash provided by (used in)
                financing activities  . . . . . . . . . . . .          (11)               (66)                      102,245
                                                                ----------           --------                    ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  (103)              (721)                        1,777

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD  . . . . . .        1,880              2,550                             -

CASH AND CASH EQUIVALENTS AT END OF PERIOD  . . . . . . . . .   $    1,777           $  1,829                    $    1,777
                                                                ==========           ========                    ==========

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest  . . . . . . . . .         $  5               $ 10                         $ 396



See accompanying notes to unaudited financial statements.

                         MAGAININ PHARMACEUTICALS INC.
                         (a development stage company)

                         NOTES TO FINANCIAL STATEMENTS
                                  (unaudited)



A)   BASIS OF PRESENTATION

         The accompanying condensed financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles, but in the opinion of management, contain all adjustments (which consist of only normal recurring adjustments) necessary for a fair presentation of such financial information. Results of operations for interim periods are not necessarily indicative of those to be achieved for full fiscal years.

         The condensed financial statements should be read in conjunction with the audited financial statements as of December 31, 1995 and for the year then ended, included in the Company's 1995 Annual Report on Form 10-K, filed with the Securities and Exchange Commission.

B)   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued expenses consist of the following (in thousands):

                                                      March 31,                 December 31,
                                                         1996                       1995
                                                        ------                     ------
         Accounts payable                              $    377                   $    290
         Clinical trial costs                             1,885                      1,333
         Manufacturing development costs                  2,045                      1,865
         Professional fees                                  380                        334
         Deferred contract income                            50                         87
         Accrued compensation and benefits                  193                         87
         Other                                              154                         84
                                                        -------                   --------
                                                        $ 5,084                    $ 4,080

ITEM 2.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



GENERAL

     The Company commenced operations in 1988. The Company is a development stage company engaged in the development of breakthrough medicines for serious diseases. The Company isolates and develops compounds from the host-defense systems of animals and uses molecular techniques such as gene identification to understand the pathogenesis of disease. The Company's development efforts are focused on anti-infectives, oncology and, pulmonary and allergic disorders.
The Company has not generated any sales revenue, and has received nominal amounts of revenue from contracts and grants. The Company has incurred net losses in each year since its inception and expects to incur substantial additional losses for the next several years. At March 31, 1996, the Company's accumulated deficit was approximately $70,901,000.

RESULTS OF OPERATIONS

     To date, the Company has received no revenue from product sales. Revenues recorded to date have consisted principally of revenues recognized under collaborations with corporate partners, and pursuant to Small Business Innovative Research grants. Revenues in the first quarter of 1996 decreased as compared to the first quarter of 1995 due to the expiration of a contractual arrangement. The Company anticipates that its revenues from operations will be limited for the foreseeable future.

     Research and development expenses consist principally of clinical and preclinical testing expenses, manufacturing development expenses, personnel costs and laboratory supplies. The Company's research and development expenses have increased in the first quarter of 1996 as compared to the first quarter of 1995 due principally to increasing clinical and manufacturing development expenses associated with the Company's lead product candidate, MSI-78, including the initiation, in the second half of 1995, of a second pivotal clinical trial of MSI-78 for the treatment of infection in diabetic foot ulcers. While the objective of the Company's interim analysis of results in the first pivotal trial was successfully met, there can be no assurance that either of the trials, when fully completed, will be successful. Success in both pivotal trials will be required for the submission of MSI-78 for review by the U.S. Food and Drug Administration ("FDA"). Failure of MSI-78 to show efficacy in current trials would have a material adverse effect on the Company. Furthermore, even if such clinical testing is successful, the submission to FDA of any application for product approval, and the review by FDA of such application, will require additional time to complete manufacturing stability studies, which additional time may be significant.

     The Company contracts with third parties for the manufacture of materials, and is working with Abbott Laboratories ("Abbott") with regard to MSI-78. In 1995, the Company negotiated a continuation and extension of its arrangement with Abbott, under which Abbott will continue MSI-78 scale-up activities, perform other activities necessary to submit a Drug Master File to the FDA in support of any filing for marketing approval of MSI-78, and produce certain quantities of MSI-78. This arrangement with Abbott provides for cash payments by the Company through early 1998 aggregating approximately $11,000,000, as well as the issuance by the Company to Abbott of up to 500,000 shares of its Common Stock, and the obligation to pay a royalty on future sales of MSI-78. Stock issuances by the Company will result in a charge to earnings, representing the fair value of the shares when issued. The Company issued 125,000 shares of Common Stock to Abbott in October 1995, resulting in a charge to earnings of $1,250,000 in the three months ended December 31, 1995. Future stock issuances are related to the achievement by Abbott of contractual performance milestones which could occur in late 1996 and 1997.

     The level of research and development expenses in future periods will depend upon the success of the MSI-78 clinical program, and the progress of other research programs at the Company. Expenses relating to the development of MSI-78 are expected to continue to be significant in future periods principally as a result of the Company's on-going manufacturing development program with Abbott, and the carrying on of the two clinical trials as described above. The Company also expects increased research and development expenses relating to MSI-843, which is being evaluated in cystic fibrosis, and other earlier stage research programs.

     General and administrative expenses consist principally of personnel costs and professional fees, and increased in the first quarter of 1996 as compared to the first quarter of 1995 due principally to increases in personnel related costs. The Company expects general and administrative expenses to increase in future periods to the extent that the Company's level of activities increase.

     The increase in interest income is due to an increased investment balance and increases in prevailing interest rates.

     The Company expects to conduct, over the next several years, significant research, preclinical development, clinical testing and manufacturing development activities which, together with projected general and administrative expenses, are expected to result in continued and increasing losses, particularly due to the extended time period before the Company expects to commercialize any products.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     Cash and investments were approximately $38,032,000 at March 31, 1996 as compared to $43,666,000 at December 31, 1995. The primary uses of cash were to finance the Company's operations. Since inception, the Company has funded its operations primarily from the proceeds of public and private placements of securities, including $17,080,000 raised from its initial public offering in December 1991, $21,469,000 raised from a public offering completed in February 1993, $18,023,000 raised from a private placement of Common Stock completed in October 1993, and $32,627,000 raised from a public offering completed in August 1995, as well as contract and grant revenues, interest income and lease financing.

     Accounts payable and accrued expenses increased to approximately $5,084,000 at March 31, 1996 as compared to approximately $4,080,000 at December 31, 1995, due principally to expenses incurred for manufacturing development efforts and clinical testing of MSI-78.

     The Company will require substantial additional funds to continue its research and development programs and to commercialize any potential products. The Company intends to seek funds for the further development of MSI-78, and for other projects, through a combination of future offerings of securities and collaborative arrangements with third parties, and regularly explores alternatives in this regard. There can be no assurance that future funding will be available to the Company. The receipt of funding from corporate partners, if any, will depend largely on the progress of research and development programs.

     If the Company does not enter into appropriate collaborations, or is not able to raise sufficient funds from the periodic sale of securities, the Company will be required to delay or eliminate expenditures for certain of its potential products, including MSI-78, or to license third parties to commercialize potential products or technologies that the Company would otherwise seek to develop itself, or to seek other arrangements.

     Prior to marketing, any drug developed by the Company must undergo rigorous preclinical and clinical testing and an extensive regulatory approval process mandated by the FDA and similar foreign authorities. These processes can take years to complete and require the expenditure of substantial resources. The time required for completing such testing and obtaining such approvals is uncertain, and ultimately, approval may not be obtained. Even if a product were to receive marketing approval, there can be no assurance that the Company will be able to successfully and profitably manufacture, market and distribute the product. To attempt to limit risks in this process, the Company seeks to broaden its technology base through internal basic research, collaborations and strategic relationships.

     The Company believes that patent and other proprietary rights are important to its business, and in this regard intends to file applications as appropriate for patents covering both its potential products and processes that have been licensed or developed by the Company. The Company may be required to expend substantial funds to protect any such patents against infringement or to determine the priority of inventions in interference proceedings. If patents are issued to other parties that contain claims that are interpreted to cover any of the Company's proposed products, there can be no assurance that the Company would be able to obtain licenses to such patents at a reasonable cost, if at all, or be able to develop or obtain alternative technology. Failure by the Company to obtain a patent on, or license to use, any technology required to commercialize its proposed products would have a material adverse impact on the Company. Under license agreements, the Company will owe royalties on sales of most of its potential products, including its lead product development candidate, MSI-78. Certain of these agreements also provide that if the Company elects not to pursue the commercial development of any licensed technology, or does not adhere to an acceptable schedule of commercialization, then the Company's rights to such technology would terminate.

     The Company's capital expenditure requirements will depend upon numerous factors, including the success of MSI-78 and the progress of the Company's other research and development programs, the time and cost required to obtain regulatory approvals, the ability of the Company to enter into additional collaborative arrangements, the demand for products based on the Company's technology, if and when such products are approved, and possible acquisitions of products, technologies and companies. The Company expects to undertake a facility expansion in the second quarter of 1996, which will cost approximately $750,000.

     There can be no assurances that the Company's products can be manufactured at a cost which is competitive to other commercial products. The Company contracts with third parties for the manufacture of materials. There are a limited number of companies which are currently able to produce materials on the scale which the Company expects to require to commercialize its compounds. There can be no assurance that qualified outside contractors will continue to be available to manufacture materials for the Company, or at costs which are affordable by the Company. The Company is currently dependent upon Abbott for the production of MSI-78, and, as described above, Abbott is currently conducting certain manufacturing development activities. The Company and Abbott have agreed that, upon completion of such activities, they will negotiate in good faith a supply agreement for the Company's worldwide supply needs of MSI-78. In the event that this agreement is not entered into, or Abbott does not otherwise continue to manufacture MSI-78, the Company's timeline to commercialize MSI-78 would be adversely affected, and the Company may need to spend substantial funds on building a manufacturing infrastructure and licensing applicable manufacturing related technology from such contract manufacturer.

                                    PART II

                               OTHER INFORMATION


         ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

                    None

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        MAGAININ PHARMACEUTICALS INC.
                                        (REGISTRANT)





DATE:  MAY 10, 1996                      /S/    JAY MOORIN
                                        ------------------------------------
                                        JAY MOORIN
                                        PRESIDENT & CHIEF EXECUTIVE OFFICER



                                         /S/    MICHAEL R. DOUGHERTY
                                        ------------------------------------
                                        MICHAEL R. DOUGHERTY
                                        EXECUTIVE VICE PRESIDENT AND
                                         CHIEF FINANCIAL OFFICER