Form 10-Q
period 1996-06-30
MAGAININ PHARMACEUTICALS INC
filed 1996-08-02
CIK 880431

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q



(Mark One)

/ X /  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended        JUNE 30, 1996
                                         ---------------------------

                                       OR

/   /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                       to
                                        ------------------    ------------------


  COMMISSION FILE NUMBER:  0-19651
                         -------------------------------------------------------


                         MAGAININ PHARMACEUTICALS INC.
             (Exact name of registrant as specified in its charter)


                         DELAWARE                                                  13-3445668
(State or other jurisdiction of incorporation of organization)        (I.R.S. Employer Identification No.)


         5110 CAMPUS DRIVE,  PLYMOUTH MEETING, PENNSYLVANIA,   19462
            (Address of principal executive offices and Zip Code)

                              (610) - 941 - 4020
             (Registrant's telephone number, including area code)


   ------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.             YES /X /     NO /   /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock,  $.002 Par Value - 17,180,258 Shares  (August 2, 1996)

                         MAGAININ PHARMACEUTICALS INC.
                         (a development stage company)



                                     INDEX



                                                                                                PAGE
PART I -    FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS

            Unaudited Statements of Operations for the three and six
            months ended June 30, 1996 and 1995 and for the period
            June 29, 1987 (Inception) to June 30, 1996 . . . . . . . . . . . . . . . . . . . . .  1


            Unaudited Balance Sheets as of June 30, 1996 and December
            31, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  2


            Unaudited Statements of Cash Flows for the six
            months ended June 30, 1996 and 1995 and for the
            period June 29, 1987 (Inception) to June 30, 1996  . . . . . . . . . . . . . . . . .  3


            Notes to Unaudited Financial Statements  . . . . . . . . . . . . . . . . . . . . . .  4


   ITEM 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  5


PART II -   OTHER INFORMATION  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  9

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 10

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                         MAGAININ PHARMACEUTICALS INC.
                         (a development stage company)

                            STATEMENTS OF OPERATIONS
                                  (unaudited)

                  (in thousands, except for per share amounts)


                                                  Three Months Ended              Six Months Ended             June 29, 1987
                                                       June 30,                       June 30,                 (Inception) to
                                                  1996           1995            1996          1995            June 30, 1996
                                               ----------     ----------      ----------    ----------        ---------------
Revenues:
  Related party contract  . . . . .             $  --          $    70       $    --          $   138             $  1,527
  Contract and government grant   .                  38             39             75              83                2,908
                                                -------        -------       --------         -------             --------

                                                     38            109             75             221                4,435
                                                -------        -------       --------         -------             --------

Costs and expenses:
  Research and development  . . . .               5,978          3,663         12,082           6,919               68,437
  General and administrative  . . .                 789            700          1,589           1,430               18,613
                                                -------        -------       --------         -------               ------
                                                  6,767          4,363         13,671           8,349               87,050
                                                -------        -------       --------         -------               ------

Loss from operations  . . . . . . .              (6,729)        (4,254)       (13,596)         (8,128)             (82,615)

Interest income . . . . . . . . . .                 508            301          1,102             624                6,140
Interest expense  . . . . . . . . .                  (5)            (9)           (10)            (19)                (652)
                                                -------        -------       --------         -------             --------

Net loss  . . . . . . . . . . . . .             $(6,226)       $(3,962)      $(12,504)        $(7,523)            $(77,127)
                                                =======        =======       ========         =======             ========

Net loss per share  . . . . . . . .             $  (.36)       $  (.30)      $   (.73)        $  (.57)
                                                =======        =======       ========         =======

Weighted average
  shares outstanding  . . . . . . .              17,108         13,320         17,084          13,320




See accompanying notes to unaudited financial statements.

                         MAGAININ PHARMACEUTICALS INC.
                         (a development stage company)

                                 BALANCE SHEETS
                                  (unaudited)

                  (in thousands, except for per share amounts)

                                                                     June 30,                December 31,
                                                                       1996                      1995
                                                                     --------                ------------

              ASSETS
Current assets:
  Cash and cash equivalents   . . . . . . . . . . . . . . .        $  2,706                     $  1,880
  Short-term investments  . . . . . . . . . . . . . . . . .          29,946                       32,270
  Prepaid expenses and other current assets   . . . . . . .             652                          509
                                                                   --------                     --------
         Total current assets . . . . . . . . . . . . . . .          33,304                       34,659
Fixed assets, net . . . . . . . . . . . . . . . . . . . . .           1,828                        1,476
Long-term investments . . . . . . . . . . . . . . . . . . .            ----                        9,516
Other assets    . . . . . . . . . . . . . . . . . . . . . .              76                           76
                                                                   --------                     --------
         Total assets . . . . . . . . . . . . . . . . . . .        $ 35,208                     $ 45,727
                                                                   ========                     ========

         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses   . . . . . . . . .        $  5,901                     $  4,080
  Equipment lease obligations - current   . . . . . . . . .             139                          150
                                                                   --------                     --------
         Total current liabilities  . . . . . . . . . . . .           6,040                        4,230
Equipment lease obligations - long term . . . . . . . . . .              96                          161
Deferred rent . . . . . . . . . . . . . . . . . . . . . . .             136                          143
                                                                   --------                     --------
         Total liabilities  . . . . . . . . . . . . . . . .           6,272                        4,534
                                                                   --------                     --------

Commitments, contingencies and other matters
Stockholders' equity:
Preferred stock -- $.001 par value; shares authorized . . .
 -- 9,211, none issued  . . . . . . . . . . . . . . . . . .            ----                         ----
Common stock -- $.002 par value; shares authorized
- - 45,000;  shares issued and outstanding
- - 17,160 and 17,052 . . . . . . . . . . . . . . . . . . . .              34                           34
Additional paid-in capital  . . . . . . . . . . . . . . . .         106,027                      105,662
Deficit accumulated during the development stage  . . .             (77,127)                     (64,623)
Unrealized gain on investments  . . . . . . . . . . . . . .               2                          120
                                                                   --------                     --------
         Total stockholders' equity . . . . . . . . . . . .          28,936                       41,193

         Total liabilities and stockholders' equity . . . .        $ 35,208                     $ 45,727
                                                                   ========                     ========





See accompanying notes to unaudited financial statements.

                         MAGAININ PHARMACEUTICALS INC.
                         (a development stage company)

                            STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                 (In thousands)


                                                                                  Six Months
                                                                                     Ended
                                                                                    June 30,                     June 29, 1987
                                                                           -------------------------             (Inception) to
                                                                            1996                1995              June 30, 1996
                                                                          --------            --------          -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss      . . . . . . . . . . . . . . . . . . . . . . . .          $(12,504)          $(7,523)                 $ (77,127)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
         Fair value of stock, options and warrants
              issued  . . . . . . . . . . . . . . . . . . . .                   -                 -                      1,749
         Depreciation and amortization  . . . . . . . . . . . .               250               231                      3,434
         Deferred rent  . . . . . . . . . . . . . . . . . . . .                (7)               (2)                       136
         (Increase) decrease in prepaid expenses and other assets            (143)               26                       (843)
         Increase in accounts payable
          and accrued expenses  . . . . . . . . . . . . . . . .             1,821               726                      5,901
                                                                         --------          --------                  ---------

              Net cash used in operating activities . . . . . .           (10,583)           (6,542)                   (66,750)
                                                                         --------          ---------                 ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of investments  . . . . . . . . . . . . . . . . . .            (9,227)           (8,880)                  (164,060)
  Proceeds from maturities and sales of investments   . . . . .            20,949            15,224                    134,114
  Capital expenditures  . . . . . . . . . . . . . . . . . . . .              (602)              (65)                    (3,143)
                                                                         --------          ---------                 ---------

              Net cash provided by (used in) investing
                 activities . . . . . . . . . . . . . . . . . .            11,120             6,279                    (33,089)
                                                                         --------          ---------                 ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on capitalized equipment leases  . . . . . . . . . .               (76)             (114)                    (1,766)
  Proceeds from sale of stock and
    exercise of options and warrants  . . . . . . . . . . . . .               365                --                    104,311
                                                                         --------          --------                  ---------

              Net cash provided by (used in)
                 financing activities . . . . . . . . . . . . .               289              (114)                   102,545
                                                                         --------          ---------                 ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS  . . . . .               826              (377)                     2,706

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD  . . . . . . .             1,880             2,550                          -

CASH AND CASH EQUIVALENTS AT END OF PERIOD  . . . . . . . . . .          $  2,706          $  2,173                  $   2,706
                                                                         ========          ========                  =========

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest  . . . . . . . . . .          $     10          $      9                      $ 401





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

B)   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued expenses consist of the following (in thousands):

                                                       June 30,                 December 31,
                                                         1996                       1995
                                                        ------                     ------
         Accounts payable                              $    442                   $    290
         Clinical trial costs                             1,652                      1,333
         Manufacturing development costs                  2,891                      1,865
         Preclinical costs                                  221                          0
         Professional fees                                  239                        334
         Deferred contract income                            13                         87
         Accrued compensation and benefits                  299                         87
         Other                                              144                         84
                                                       --------                   --------
                                                        $ 5,901                    $ 4,080

ITEM 2.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company commenced operations in 1988. The Company is a development stage company engaged in the development of breakthrough medicines for serious diseases. The Company isolates and develops compounds from the host-defense systems of animals and uses molecular techniques such as gene identification to understand the pathogenesis of disease. The Company's development efforts are focused on anti-infectives, oncology and, pulmonary and allergic disorders.
The Company has not generated any sales revenue, and has received nominal amounts of revenue from contracts and grants. The Company has incurred net losses in each year since its inception and expects to incur substantial additional losses for the next several years. At June 30, 1996, the Company's accumulated deficit was approximately $77,127,000.

RESULTS OF OPERATIONS

     To date, the Company has received no revenue from product sales. Revenues recorded to date have consisted principally of revenues recognized under collaborations with corporate partners, and pursuant to Small Business Innovative Research grants. Revenues in the 1996 periods have decreased as compared to the 1995 periods due to the expiration of a contractual arrangement. The Company anticipates that its revenues from operations will be limited for the foreseeable future.

     Research and development expenses consist principally of clinical and preclinical testing expenses, manufacturing development expenses, personnel costs and laboratory supplies. The Company's clinical and manufacturing expenses have increased in the 1996 periods as compared to the 1995 periods due principally to increasing costs associated with the Company's lead product candidate, MSI-78, including the initiation, in the second half of 1995, of a second pivotal clinical trial of MSI-78 for the treatment of infection in diabetic foot ulcers. Preclinical expenses have also increased in the 1996 periods compared to the 1995 periods due to increasing activities associated with the Company's other development programs, including, MSI-1436, Squalamine and MSI-843. The Company is also incurring expenses in 1996 relating to its asthma genomics program.

      While the objective of the Company's interim analysis of results in the first pivotal trial of MSI-78 was successfully met, there can be no assurance that either of the trials, when fully completed, will be successful. Success in both pivotal trials will be required for the submission of MSI-78 for review by the U.S. Food and Drug Administration ("FDA").

Failure of MSI-78 to show efficacy in current trials would have a material adverse effect on the Company. Furthermore, even if such clinical testing is successful, the submission to FDA of any application for product approval, and the review by FDA of such application, will require additional time to complete manufacturing stability studies, which additional time may be significant.

     The Company contracts with third parties for the manufacture of materials, and is working with Abbott Laboratories ("Abbott") with regard to MSI-78. In 1995, the Company negotiated a continuation and extension of its arrangement with Abbott, under which Abbott will continue MSI-78 scale-up activities, perform other activities necessary to submit a Drug Master File to the FDA in support of any filing for marketing approval of MSI-78, and produce certain quantities of MSI-78. This arrangement with Abbott provides for cash payments by the Company through early 1998 aggregating approximately $11,000,000, as well as the issuance by the Company to Abbott of up to 500,000 shares of its Common Stock, and the obligation to pay a royalty on future sales of MSI-78. Through June 30, 1996, the Company has paid Abbott approximately $5,600,000 under this arrangement. Stock issuances by the Company will result in a charge to earnings, representing the fair value of the shares when issued. The Company issued 125,000 shares of Common Stock to Abbott in October 1995, resulting in a charge to earnings of $1,250,000 in the three months ended December 31, 1995. Future stock issuances are related to the achievement by Abbott of contractual performance milestones which could occur in late 1996 and 1997.

     The level of research and development expenses in future periods will depend upon the success of the MSI-78 clinical program, and the progress of other research programs at the Company. Expenses relating to the development of MSI-78 are expected to continue to be significant in future periods principally as a result of the Company's on-going manufacturing development program with Abbott, and the carrying on of the two clinical trials, as described above. The Company also expects increased research and development expenses relating to its preclinical programs in cystic fibrosis, viral disease, solid mass tumors and asthma.

     General and administrative expenses consist principally of personnel costs and professional fees, and increased in the 1996 periods as compared to the 1995 periods due principally to increases in personnel related costs. The Company expects general and administrative expenses to increase in future periods to the extent that the Company's level of activities increase.

     The increase in interest income in the three and six month periods ended June 30, 1996 as compared to the three and six month periods ended June 30, 1995 is due to an increased investment balance and increases in prevailing interest rates.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     Cash and investments were approximately $32,652,000 at June 30, 1996 as compared to $43,666,000 at December 31, 1995. The primary use of cash was to finance the Company's operations. Since inception, the Company has funded its operations primarily from the proceeds of public and private placements of securities, including $17,080,000 raised from its initial public offering in December 1991, $21,469,000 raised from a public offering completed in February 1993, $18,023,000 raised from a private placement of Common Stock completed in October 1993, and $32,627,000 raised from a public offering completed in August 1995, as well as contract and grant revenues, interest income and lease financing.

     Accounts payable and accrued expenses increased to approximately $5,901,000 at June 30, 1996 as compared to approximately $4,080,000 at December 31, 1995, due principally to expenses incurred for manufacturing development efforts and clinical testing of MSI-78.

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

     The Company's capital expenditure requirements will depend upon numerous factors, including the success of MSI-78 and the progress of the Company's other research and development programs, the time and cost required to obtain regulatory approvals, the ability of the Company to enter into additional collaborative arrangements, the demand for products based on the Company's technology, if and when such products are approved, and possible acquisitions of products, technologies and companies. The Company contracted with a construction group to begin a facility expansion in the second quarter of 1996, at a cost of approximately $750,000.

     There can be no assurance that the Company's products can be manufactured at a cost which is competitive to other commercial products. The Company contracts with third parties for the manufacture of materials. There are a limited number of companies which are currently able to produce materials on the scale which the Company expects to require to commercialize its compounds. There can be no assurance that qualified outside contractors will continue to be available to manufacture materials for the Company, or at costs which are affordable by the Company. The Company is currently dependent upon Abbott for the production of MSI-78, and, as described above, Abbott is currently conducting certain manufacturing development activities. The Company and Abbott have agreed that, upon completion of such activities, they will negotiate in good faith a supply agreement for the Company's worldwide supply needs of MSI-78. In the event that this agreement is not entered into, or Abbott does not otherwise continue to manufacture MSI-78, the Company's timeline to commercialize MSI-78 would be adversely affected, and the Company may need to spend substantial funds on building a manufacturing infrastructure and licensing applicable manufacturing related technology from such contract manufacturer.

                                    PART II

                               OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's annual meeting of stockholders was held on May 20, 1996. At this meeting, stockholders of the Company approved the following:

     1.  Election of five directors;
     2. An amendment to the Company's Restated Certificate of Incorporation to increase the number shares of common stock authorized for issuance from 25,000,000 to 45,000,000 shares; and
     3. An amendment to the Magainin Pharmaceuticals Inc. 1992 Stock Option Plan (the "Option Plan") increasing the maximum number of shares available for issuance from 1,500,000 to 2,500,000.

     The number of votes cast for, and withheld from, each nominee is set forth below.

                                                                  For                Withheld
                                                                  ----               --------
         Jay Moorin                                            12,082,632             307,187
         Michael A. Zasloff, M.D., Ph.D.                       12,104,132             285,687
         Bernard Canavan, M.D.                                 12,099,032             290,787
         James A. Cavanaugh, Ph.D.                             12,103,032             286,787
         Zola P. Horovitz, Ph.D.                               12,100,032             289,787

     The number of votes cast for, and against, and the number of abstentions, in the following matters, is set forth below.

     - The amendment to the Company's Restated Certificate of Incorporation increasing the number of authorized shares of Common Stock: For, 9,934,575; Against, 1,939,570; Abstain, 25,941.

     - The amendment to the Option Plan increasing the number of shares issuable thereunder: For, 5,678,976; Against, 3,600,679; Abstain, 21,260.

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



                                         MAGAININ PHARMACEUTICALS INC.
                                         (REGISTRANT)





DATE:  AUGUST 2, 1996                     /S/    JAY MOORIN
                                         ---------------------------------------
                                         JAY MOORIN
                                         CHAIRMAN, PRESIDENT &
                                          CHIEF EXECUTIVE OFFICER



                                          /S/    MICHAEL R. DOUGHERTY
                                         ---------------------------------------
                                         MICHAEL R. DOUGHERTY
                                         EXECUTIVE VICE PRESIDENT AND
                                          CHIEF FINANCIAL OFFICER