Form 10-Q
period 1996-09-30
MAGAININ PHARMACEUTICALS INC
filed 1996-11-14
CIK 880431

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

             For the quarterly period ended SEPTEMBER 30, 1996

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

              For the transition period from _________ to _________


COMMISSION FILE NUMBER: 0-19651


                          MAGAININ PHARMACEUTICALS INC.
             (Exact name of registrant as specified in its charter)


         DELAWARE                                         13-3445668
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation of organization)

            5110 CAMPUS DRIVE, PLYMOUTH MEETING, PENNSYLVANIA, 19462
              (Address of principal executive offices and Zip Code)

                                 (610)-941-4020
              (Registrant's telephone number, including area code)



   (Former name, former address and former fiscal year, if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      COMMON STOCK, $.002 PAR VALUE - 19,357,479 SHARES (NOVEMBER 11, 1996)

                          MAGAININ PHARMACEUTICALS INC.
                          (a development stage company)



                                      INDEX



                                                                                      PAGE
                                                                                      ----
PART I - FINANCIAL INFORMATION

  ITEM 1.   FINANCIAL STATEMENTS
            Unaudited Statements of Operations for the three and nine months ended September 30, 1996 and 1995 and for the period June 29,
            1987 (Inception) to September 30, 1996....................................  1


            Unaudited Balance Sheets as of September 30, 1996 and December 31,
            1995......................................................................  2


            Unaudited Statements of Cash Flows for the nine months ended
            September 30, 1996 and 1995 and for the period June 29, 1987
            (Inception) to September 30, 1996.........................................  3


            Notes to Unaudited Financial Statements...................................  4


   ITEM 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations.....................................................  6


PART II - OTHER INFORMATION........................................................... 11

SIGNATURES............................................................................ 13

EXHIBIT INDEX......................................................................... 14

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                          MAGAININ PHARMACEUTICALS INC.
                          (a development stage company)

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                  (in thousands, except for per share amounts)


                                          Three Months Ended               Nine Months Ended           June 29, 1987
                                             September 30,                   September 30,             (Inception) to
                                         1996            1995             1996           1995        September 30, 1996
                                       --------        --------        --------        ---------     ------------------
Revenues:
   Related party contract ......       $     --        $     70        $     --        $     208        $   1,527
   Contract and government
     grant......................             37             788             112              871            2,945
                                       --------        --------        --------        ---------        ---------

                                             37             858             112            1,079            4,472
                                       --------        --------        --------        ---------        ---------

Costs and expenses:
   Research and development ....          5,788           4,589          17,870           11,508           74,225
   General and administrative ..            789             720           2,378            2,150           19,402
   Charge for stock issuance
     relating to royalty
     buy out....................          7,080              --           7,080               --            7,080
                                       --------        --------        --------        ---------        ---------
                                         13,657           5,309          27,328           13,658          100,707
                                       --------        --------        --------        ---------        ---------

Loss from operations ...........        (13,620)         (4,451)        (27,216)         (12,579)         (96,235)

Interest income ................            546             465           1,648            1,089            6,686
Interest expense ...............             (8)             (7)            (18)             (26)            (660)
                                       --------        --------        --------        ---------        ---------

Net loss .......................       $(13,082)       $ (3,993)       $(25,586)       $ (11,516)       $ (90,209)
                                       ========        ========        ========        =========        =========

Net loss per share .............       $   (.72)       $   (.26)       $  (1.47)       $    (.83)
                                       ========        ========        ========        =========

Weighted average
  shares outstanding ...........         18,209          15,081          17,459           13,913


See accompanying notes to unaudited financial statements.

                          MAGAININ PHARMACEUTICALS INC.
                          (a development stage company)

                                 BALANCE SHEETS
                                   (unaudited)

                  (in thousands, except for per share amounts)

                                                          September 30,     December 31,
                                                              1996              1995
                                                            ---------        ---------
               ASSETS
Current assets:
   Cash and cash equivalents ........................       $   1,366        $   1,880
   Short-term investments ...........................          38,627           32,270
   Prepaid expenses and other current assets ........             475              509
                                                            ---------        ---------
         Total current assets .......................          40,468           34,659
Fixed assets, net ...................................           2,301            1,476
Long-term investments ...............................              --            9,516
Other assets ........................................              76               76
                                                            ---------        ---------
         Total assets ...............................       $  42,845        $  45,727
                                                            =========        =========

         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses ............       $   7,021        $   4,080
   Equipment lease obligations - current ............             130              150
                                                            ---------        ---------
         Total current liabilities ..................           7,151            4,230
Note payable ........................................             500               --
Equipment lease obligations - long term .............              66              161
Deferred rent .......................................             131              143
                                                            ---------        ---------
         Total liabilities ..........................           7,848            4,534
                                                            ---------        ---------

Commitments, contingencies and other matters
Stockholders' equity:
Preferred stock -- $.001 par value; shares
  authorized.........................................
-- 9,211, none issued ...............................              --               --
Common stock -- $.002 par value; shares authorized
- 45,000;  shares issued and outstanding
- 19,357 and 17,052 .................................              39               34
Additional paid-in capital ..........................         125,156          105,662
Deficit accumulated during the development stage ....         (90,209)         (64,623)
Unrealized gain on investments ......................              11              120
                                                            ---------        ---------
         Total stockholders' equity .................          34,997           41,193

         Total liabilities and stockholders' equity..       $  42,845        $  45,727
                                                            =========        =========


See accompanying notes to unaudited financial statements.

                          MAGAININ PHARMACEUTICALS INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                 (In thousands)

                                                                               Nine Months
                                                                                 Ended
                                                                              September 30,            June 29, 1987
                                                                        ------------------------       (Inception) to
                                                                          1996            1995       September 30, 1996
                                                                        --------        --------     ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss .....................................................       $(25,586)       $(11,516)       $ (90,209)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
         Fair value of stock, options and warrants
              issued ............................................          7,080              --            8,829
         Depreciation and amortization ..........................            428             333            3,612
         Deferred rent ..........................................            (12)             (3)             131
         (Increase) decrease in prepaid expenses and other assets             34             (88)            (666)
         Increase in accounts payable
          and accrued expenses ..................................          2,941             836            7,021
                                                                        --------        --------        ---------

             Net cash used in operating activities ..............        (15,115)        (10,438)         (71,282)
                                                                        --------        --------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of investments .....................................        (24,883)        (47,332)        (179,716)
   Proceeds from maturities and sales of investments ............         27,933          26,354          141,098
   Capital expenditures .........................................         (1,253)           (136)          (3,794)
                                                                        --------        --------        ---------

             Net cash provided by (used in) investing
                activities ......................................          1,797         (21,114)         (42,412)
                                                                        --------        --------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from notes payable ..................................            500              --              500
   Payments on capitalized equipment leases .....................           (115)           (150)          (1,805)
   Proceeds from sale of stock and
     exercise of options and warrants ...........................         12,419          32,943          116,365
                                                                        --------        --------        ---------

             Net cash provided by
                financing activities ............................         12,804          32,793          115,060
                                                                        --------        --------        ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ............           (514)         (1,241)           1,366

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ................          1,880           2,550               --

CASH AND CASH EQUIVALENTS AT END OF PERIOD ......................       $  1,366        $  3,791        $   1,366
                                                                        ========        ========        =========

Supplemental disclosure of cash flow information:
   Cash paid during the period for interest .....................       $     18        $     26        $     409



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

B)    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

        Accounts payable and accrued expenses consist of the following (in thousands):

                                                   September 30,   December 31,
                                                       1996            1995
                                                       ----            ----

         Accounts payable                            $   216         $   290
         Clinical trial costs                          1,404           1,333
         Manufacturing development costs               3,963           1,865
         Preclinical costs                               485               -
         Professional fees                               173             334
         Deferred contract income                        125              87
         Accrued compensation and benefits               411              87
         Other                                           244              84
                                                     -------         -------
                                                     $ 7,021         $ 4,080

C)    NOTE PAYABLE

         The Company has entered into a credit arrangement with a commercial bank under which up to $1,000,000 may be borrowed to finance the acquisition of equipment and the costs of improvements to the Company's leased facilities. Borrowings under this credit facility bear interest at a rate of 8.5% for the three year term of the loan. The loan provides for monthly interest payments, with principal payments made in quarterly installments in the second and third year after borrowings. Under this credit arrangement, any amounts outstanding shall become immediately due and payable under certain circumstances, including the failure of the Company to maintain certain minimum cash and investments balance, and financial ratios.

         As of September 30, 1996, the Company had borrowed $500,000 under this facility.

D)    STOCKHOLDERS' EQUITY

         Private Placement

         In August 1996, the Company completed a private placement of 1,556,763 shares of Common Stock, together with warrants to purchase an aggregate of 1,011,896 shares of Common Stock. Net proceeds to the Company were $11,950,000.

         The warrants are exercisable at $8.48 per share, and contain provisions to decrease the exercise price, and increase the issuable shares, under certain circumstances. Such circumstances include the issuance of shares of Common Stock by the Company for a consideration per share less than the exercise price of the warrants and the issuance by the Company of securities convertible into shares of Common Stock for which the exercise or conversion price is less than the exercise price of the warrants. The warrant holders also have a one-time right, in the event the average price of the Company's Common Stock in any month prior to August 1999 falls below a certain level, to reduce the exercise price of the warrants to 110% of such average price.

         Royalty Buy Out

         In September 1996, the Company issued 550,000 shares of Common Stock in the buy out of royalties the Company would otherwise have owed on any sales of MSI-78. Pursuant to this buy out, the Company's license for MSI-78 became fully-paid and royalty free. The Company recorded a non-cash charge to earnings of $7.1 million in the third quarter of 1996, relating to the value of such issued shares.

ITEM 2.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company commenced operations in 1988, and is engaged in the development of breakthrough medicines for serious diseases. The Company isolates and develops compounds from the host-defense systems of animals, and uses molecular techniques such as gene identification to understand the pathogenesis of disease. The Company's development efforts are focused on anti-infectives, oncology and, pulmonary and allergic disorders. The Company has not generated any sales revenue, and has received nominal amounts of revenue from contracts and grants. The Company has incurred net losses in each year since its inception and expects to incur substantial additional losses for the next several years. At September 30, 1996, the Company's accumulated deficit was approximately $90,209,000.

RESULTS OF OPERATIONS

         To date, the Company has received no revenue from product sales. Revenues recorded to date have consisted principally of revenues recognized under collaborations with corporate partners, and pursuant to Small Business Innovative Research grants. Revenues in the 1996 periods have decreased as compared to the 1995 periods due to the expiration of certain contractual arrangements. The Company anticipates that its revenues from operations will be limited for the foreseeable future.

         Research and development expenses consist principally of clinical and preclinical testing expenses, manufacturing development expenses, personnel costs and laboratory supplies. The Company's clinical and manufacturing development expenses have increased in the 1996 periods as compared to the 1995 periods due principally to increasing costs associated with the Company's lead product candidate, MSI-78. Preclinical expenses have also increased in the 1996 periods compared to the 1995 periods due to increasing activities associated with the Company's other development programs, principally including its aminosterol program and asthma program.

         In September 1996, the Company announced results of its initial pivotal trial of MSI- 78 for the treatment of infection in diabetic foot ulcers. Although the Company believes this trial yielded successful results, there can be no assurance that the U. S. Food and Drug Administration ("FDA") will concur with the Company's analysis in this regard. Additionally, the Company's analysis of data from the study is continuing, particularly as it relates to secondary endpoints for the study. The Company is currently conducting a second required pivotal trial of MSI-78 for the treatment of infection in diabetic foot ulcers. There can be no assurance that this trial will be successful. Success in both pivotal trials will be required for the submission of MSI-78 for review and approval by the FDA. Failure of MSI-78 to show efficacy in human clinical trials will have a material adverse effect on the Company. Furthermore, even if such clinical testing is successful, the submission to FDA of any application for product approval, and the review by FDA of such application, will require additional time to complete manufacturing activities and stability studies, which additional time may be significant.

         The Company contracts with third parties for the manufacture of materials, and is working with Abbott Laboratories ("Abbott") with regard to the manufacture of bulk MSI-78. The Company's arrangement with Abbott provides for the development by Abbott of a chemical process to manufacture bulk MSI-78 on a commercial scale, for the production of bulk MSI-78, and for Abbott to perform those activities necessary to submit a Drug Master File to the FDA in support of any filing for marketing approval of MSI-78. The arrangement with Abbott provides for cash payments by the Company through early 1998 aggregating approximately $12,900,000, as well as the issuance by the Company to Abbott of up to 500,000 shares of its Common Stock and the obligation to pay a royalty on future sales of MSI-78. Through September 30, 1996, the Company has paid Abbott approximately $6,500,000 under this arrangement. Stock issuances by the Company to Abbott will result in a charge to earnings, representing the fair value of the shares when issued. The Company issued 125,000 shares of Common Stock to Abbott in October 1995, resulting in a charge to earnings of $1,250,000 in the three months ended December 31, 1995. Future stock issuances are related to the achievement by Abbott of contractual performance milestones which could begin to occur in 1997. Substantial additional funds will also be required to continue manufacturing development efforts beyond the term of this current arrangement.

         The level of research and development expenses in future periods will depend upon the success of the MSI-78 clinical program, and the progress of other research programs at the Company. Expenses relating to the development of MSI-78 are expected to continue to be significant in future periods principally as a result of the Company's on-going manufacturing development program with Abbott, and the carrying on of the second clinical trial, as described above. The Company also expects increased research and development expenses relating to its aminosterol and asthma programs.

         General and administrative expenses consist principally of personnel costs and professional fees, and increased in the 1996 periods as compared to the 1995 periods due principally to increases in personnel related costs. The Company expects general and administrative expenses to increase in future periods to the extent that the Company's level of activities increases.

         The Company recorded in the third quarter of 1996 a non-cash charge to earnings of $7.1 million, representing the fair value of 550,000 shares of Common Stock issued by the Company in a buy out of royalties which the Company would otherwise have owed on any sales of MSI-78.

         The increase in interest income in the three and nine month periods ended September 30, 1996 as compared to the 1995 periods is due to an increase in investment balances, and higher realized rate of returns.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         Cash and investments were approximately $39,993,000 at September 30, 1996 as compared to $43,666,000 at December 31, 1995. The primary use of cash was to finance the Company's operations. Since inception, the Company has funded its operations primarily from the proceeds of public and private placements of securities, including $17,080,000 raised from its initial public offering in December 1991, $21,469,000 raised from a public offering completed in February 1993, $18,023,000 raised from a private placement completed in October 1993, $32,627,000 raised from a public offering completed in August 1995, and $11,950,000 raised from a private placement completed in August 1996, as well as contract and grant revenues, interest income and lease and debt financing.

         The increase in fixed assets at September 30, 1996 principally reflects an expansion of the Company's leased facility.

         Accounts payable and accrued expenses increased to approximately $7,021,000 at September 30, 1996 as compared to approximately $4,080,000 at December 31, 1995, due principally to expenses incurred for manufacturing development efforts and clinical testing of MSI-78. The Company expects a decrease in accounts payable and accrued expenses in future periods as certain of these liabilities are satisfied.

         In the third quarter of 1996, the Company borrowed $500,000 under a credit facility.

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

         The Company believes that patent and other proprietary rights are important to its business, and in this regard intends to file applications as appropriate for patents covering both its potential products, and processes that have been licensed or developed by the Company. The Company may be required to expend substantial funds to protect any such patents against infringement or to determine the priority of inventions in interference proceedings. If patents are issued to other parties that contain claims that are interpreted to cover any of the Company's proposed products, there can be no assurance that the Company would be able to obtain licenses to such patents at a reasonable cost, if at all, or be able to develop or obtain alternative technology. Failure by the Company to obtain a patent on, or license to use, any technology required to commercialize its proposed products would have a material adverse impact on the Company.

         Under license agreements, the Company will owe royalties on sales of certain of its proposed products. Additionally, certain of these agreements also provide that if the Company elects not to pursue the commercial development of any licensed technology, or does not adhere to an acceptable schedule of commercialization, then the Company's exclusive rights to such technology would terminate.

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

         There can be no assurance that the Company's products can be manufactured at a cost which is commercially viable. The Company contracts with third parties for the manufacture of materials. There are a limited number of companies which are currently able to produce materials on the scale which the Company expects to require to commercialize its compounds. There can be no assurance that qualified outside contractors will be available to manufacture materials for the Company, or do so at costs which are affordable by the Company. The Company is currently dependent upon Abbott for the production of bulk MSI-78, and, as described above, Abbott is currently conducting certain manufacturing development activities. The Company and Abbott have agreed that, upon completion of such activities, they will negotiate in good faith a supply agreement for the Company's worldwide supply needs of MSI-78. In the event that this agreement is not entered into, or Abbott does not otherwise continue to manufacture MSI-78, the Company's timeline to commercialize MSI-78 would be adversely affected, and the Company may need to spend substantial funds on securing other manufacturing arrangements or building a manufacturing infrastructure, and licensing applicable manufacturing related technology from such contract manufacturer.

                              ------------------

        This report contains, in addition to historical information, statements by the Company with regard to its expectations as to financial results and other aspects of its business that involve risks and uncertainties and may constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements reflect management's current views and are based on certain assumptions. Actual results could differ materially from those currently anticipated as a result of a number of factors, including, but not limited to, the risks and uncertainties discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein and the following sections of Item 1 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 as filed with the Securities and Exchange Commission: "Synthesis Technology; Manufacturing;" "Product Development and Research Programs;" "Government Regulation;" "Additional Regulatory Issues;" "Patents and Proprietary Rights; Licensed Technology;" "Competition" and "Product Liability and Insurance."

                                     PART II

                                OTHER INFORMATION

        ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

                  (a) The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q. Where so indicated by footnote, exhibits which were previously filed are incorporating by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated parenthetically, together with a reference to the filing indicated by footnote.

                           Exhibit  Number

                           10.26 Form of Purchase Agreement, dated as of August 6, 1996, between the Company and the purchasers thereto, relating to the issuance by the Company of units consisting of shares of the Company's Common Stock and Warrants to purchase shares of the Company's Common Stock. (Exhibit 10.1)(1)

                           10.27 Form of Warrant, dated as of August 6, 1996, to purchase shares of the Company's Common Stock. (Exhibit 10.2)(1)

                           10.28 Stock Issuance Agreement, dated as of October 1, 1996, between the Company and Houghten Pharmaceuticals, Inc. (Exhibit 10.1)(2)

                           10.29 Stock Issuance Agreement, dated as of October 1, 1996, between the Company and The Scripps Research Institute. (Exhibit 10.2)(2)

                           10.30 Second Amendment to License Agreement effective as of October 1, 1996, by and between Multiple Peptide Systems, Inc. and the Company.


--------------------------------------------------
(1) Filed as an Exhibit to Registration Statement No. 333-09927 on Form S-3 filed with the Securities and Exchange Commission on August 9, 1996.

(2) Filed as an Exhibit to Registration Statement No. 333-14555 on Form S-3 filed with the Securities and Exchange Commission on October 21, 1996.

                  (b)      Reports on Form 8-K

                                    A report on Form 8-K (Item 5 - Other Events) was filed with the Securities and Exchange Commission on September 25, 1996, reporting the results of the Company's initial, pivotal Phase III clinical trial of MSI-78.

                                    A report on Form 8-K (Item 5 - Other Events) was filed with the Securities and Exchange Commission on September 26, 1996, reporting that the Company had reached agreement with Multiple Peptide Systems, Inc., a subsidiary of Houghten Pharmaceuticals, Inc., and The Scripps Research Institute, relating to the buy out of royalties which the Company would otherwise have owed on any sales of MSI-78.

                                   SIGNATURES








Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           MAGAININ PHARMACEUTICALS INC.
                                           (REGISTRANT)





DATE:  NOVEMBER 11, 1996                    /S/    JAY MOORIN
                                           ----------------------------
                                           JAY MOORIN
                                           CHAIRMAN, PRESIDENT &
                                            CHIEF EXECUTIVE OFFICER



                                            /S/    MICHAEL R. DOUGHERTY
                                           ----------------------------
                                           MICHAEL R. DOUGHERTY
                                           EXECUTIVE VICE PRESIDENT AND
                                            CHIEF FINANCIAL OFFICER

                                  EXHIBIT INDEX




Exhibit                                                                   Page
Number                              Document                              Number
------               ------------------------------------------           ------



10.30                Second Amendment to License Agreement,
                     effective as of October 1, 1996, by and
                     between Multiple Peptide Systems, Inc. and the Company.