Form 10-K405
period 1996-12-31
MAGAININ PHARMACEUTICALS INC
filed 1997-03-31
CIK 880431

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934

                   For the fiscal year ended DECEMBER 31, 1996
                                       or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934

               For the transition period from ________ to ________

                         COMMISSION FILE NUMBER 0-19651

                          MAGAININ PHARMACEUTICALS INC.
             -------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER.)

                  Delaware                                       13-3445668
       -------------------------------                        ----------------
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                       Identification No.)

          5110 Campus Drive
     Plymouth Meeting, Pennsylvania                                19462
----------------------------------------                         ----------
(Address of principal executive offices)                         (Zip Code)

        Registrant's telephone number, including area code (610) 941-4020

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class                    Name of each exchange on which registered

       None
-------------------                    -----------------------------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                     Common Stock, $.002 par value per share
                     ---------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                   YES  X  NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $169,804,108. Such aggregate market value was computed by reference to the closing price of the Common Stock as reported on the NASDAQ, National Market of The Nasdaq Stock Market, on March 24, 1997. For purposes of this calculation only, the registrant has defined affiliates as including all directors and executive officers. In making such calculation, registrant is not making a determination of the affiliate or non-affiliate status of any holders of shares of Common Stock.

The number of shares of the registrant's Common Stock outstanding as of March 24, 1997 was 19,364,468.

                       DOCUMENTS INCORPORATED BY REFERENCE


         As stated in Parts II and III of this Annual Report on Form 10-K, portions of the following documents are incorporated herein by reference:

         Annual Report to Stockholders for the fiscal year ended December 31, 1996.

         Definitive Proxy Statement to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K (the "Proxy Statement").

                               INDEX TO FORM 10-K
                          MAGAININ PHARMACEUTICALS INC.


                                                                                                    Page
                                                                                              References
                                                                                              ----------
           PART I

ITEM 1.    BUSINESS..................................................................................   1
ITEM 2.    PROPERTIES................................................................................  14
ITEM 3.    LEGAL PROCEEDINGS.........................................................................  14
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................................  14

           PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.....................  14
ITEM 6.    SELECTED FINANCIAL DATA...................................................................  14
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
           OPERATIONS................................................................................  14
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............................................  14
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
           DISCLOSURE................................................................................  14

           PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT........................................  15
ITEM 11.   EXECUTIVE COMPENSATION....................................................................  15
ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT............................  15
ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............................................  15

           PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K...........................  15

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Magainin Pharmaceuticals Inc. ("Magainin" or the "Company") is a biopharmaceutical company engaged in the development of breakthrough medicines for serious diseases. The Company isolates and develops compounds from the host-defense systems of animals and uses molecular techniques such as gene identification to understand the pathogenesis of disease. The Company's development efforts are focused on anti-infectives, oncology and, pulmonary and allergic disorders.

         The Company's lead development compound is Cytolex(TM) (MSI-78), a topical anti-infective. Magainin has completed two successful, pivotal Phase III clinical trials of Cytolex for the treatment of infection in diabetic foot ulcers.

         The Company is engaged in the preclinical development of an aminosterol class of compounds, discovered in the dogfish shark. The Company believes these compounds may have application in disease conditions characterized by cell growth. The Company is evaluating one such compound, squalamine, in solid cancer tumors, and another such compound, MSI-1436, in viral infections.

         The Company's newest research efforts are in the understanding of the pathogenesis of disease using molecular techniques. The Company's initial disease focus in this area is the genomics of asthma.

         Since commencing operations, the Company has not generated any sales revenue, and has received nominal amounts of revenue from contracts and grants. The Company has funded operations primarily from the proceeds of public and private placements of securities. The Company has incurred net losses in each year since its inception, and expects to incur substantial additional losses for the next several years. The Company currently has no marketable products, and it may be several years, if ever, until marketable products are developed and approved.

         Magainin was incorporated in Delaware in June 1987. The Company's executive offices and research facility are located at 5110 Campus Drive, Plymouth Meeting, Pennsylvania 19462, and its telephone number is (610) 941-4020.

BACKGROUND - HOST DEFENSE SYSTEM AND GENOMICS

HOST-DEFENSE SYSTEM

         The Company was formed to engage in the research, development and commercialization of compounds derived from the host-defense system of animals. The host-defense system is the complex of natural processes and mechanisms used by the body to protect itself against infection and certain cancers. This system comprises physical barriers to infection, such as skin and mucosal membranes and fluids, as well as more complex chemical and biological components, such as the immune system. The Company believe that certain classes of naturally occurring peptides, such as magainins, and certain non-peptide small molecules, such as the aminosterols, both described below, are used by the host-defense system to provide a first line of defense against infection and may have activity against certain cancers.

         The Company's approach to identifying pharmaceutically active compounds in the host-defense systems of animals involves the extraction of compounds from animal tissues. The extracts are assayed for activity against selected pathogens, such as bacteria, fungi, viruses and certain cancers. The assays are designed to detect the relatively small quantities of active agents that are present in animal tissues. The Company then purifies the active compound and determines the precise chemical structure of the purified molecule.

         Once naturally occurring molecules have been isolated, the Company analyzes the relationship between the molecular structure of the compound and its biological activity. In general, this requires identification of the structures in the compound which are believed to have therapeutic effects and an analysis of how the compounds could be modified to improve the desired therapeutic effects. As a result of such analysis, Company scientists have modified naturally occurring molecules by substituting different amino acids and shortening or lengthening the chain of molecules making up the compound. Company scientists have also been able to add fatty acids, carbohydrates or other constituents to the molecules to alter biological activity or increase stability.

MAGAININS

         The first magainins were isolated from the African frog Xenopus laevis by Dr. Michael A. Zasloff (presently Vice Chairman and Executive Vice President of the Company, and President of the Magainin Research Institute, a division of the Company) while conducting genetic and molecular biological research at the National Institutes of Health ("NIH") in 1987. In connection with his research, Dr. Zasloff was performing surgery on African clawed frogs in his laboratory. After suturing the frogs and returning them to their aquarium tank, he noticed that the incisions healed without infection, inflammation or notable scarring, despite being exposed to the bacteria-filled aquarium water. Dr. Zasloff deduced that the frogs produced a substance that protected them against infection. Eventually, he isolated, from the skin, two related peptides, which he called magainins and which were later shown to kill a variety of pathogens, including bacteria, amoeba, fungi and parasites. Many synthetic magainin peptides have been produced by the Company since this original discovery.

         In general, magainins, when present in solution, have no specific structure. However, in the presence of a cell membrane rich in acidic phospholipids and poor in cholesterol, such as bacterial membranes, magainins twist into two-sided, spiral shaped molecules (helices), with one side soluble in the fat-like substance that comprises cell membranes and the other side soluble in water. Individual magainin peptides then aggregate and line up to form a channel in the membrane of a pathogen. Once formed, this aggregate punctures the cell membrane, breaks down the integrity of the cell and kills the pathogen.

         An increasing problem in the antibiotic field is resistance, the process by which antibiotics lose their effectiveness over time as bacteria, through mutation, develop the means to produce enzymes capable of diminishing the antibiotic utility. To date, the Company has not noted the development of resistance to the magainins, which the Company believes is due to the means by which magainins break down cells and kill pathogens.

AMINOSTEROLS

         In 1992, while continuing his search for novel anti-infectives from vertebrates, Dr. Zasloff and his associates discovered squalamine, a steroid, in the body tissues of the dogfish shark. The shark was initially examined because of its known resistance to infection and cancer. Since 1992, Dr. Zasloff and his team have discovered several other aminosterol compounds in the shark. In preclinical testing conducted to date, these compounds have demonstrated an ability to control cell growth. These properties may have application in a number of disease indications, including solid cancer tumors and lymphocytic viral infections.

         The aminosterol compounds are believed to have a unique mechanism of action whereby they inhibit cell proliferation at an early stage in cell activation by blocking the function of sodium proton exchangers. These exchangers act as pumps on the surface of cells, and control cell function through regulation of intracellular pH and volume. This system represents a naturally occurring growth regulatory system in animals, and its regulation may allow for control of cell proliferation.

ASTHMA GENOMICS PROGRAM

         New techniques in molecular biology have significantly enhanced the ability of scientists to clone and sequence human genes, and more closely study genetic variations between individuals. This, in turn, has allowed for an examination of the genetic influences on many human diseases. This field of research is called genomics, or the study of the genome. Genomics has led to an increasing acceptance that genes, in addition to factors such as lifestyle and environment, play a fundamental role in human disease.

         A genome is the total DNA content of an organism that is identically present in each of its cells. DNA (deoxyribonucleic acid) is a molecule comprised of four compounds, or nucleotides, that contain the genetic instructions for living organisms. These genetic instructions are specified by the order of the nucleotides. Genes represent a segment of DNA that codes for a protein that is responsible for the structure and function of all living things. The cloning and sequencing of DNA, made possible by recombinant DNA technology in the 1970s, fueled the significant expansion of the genomics field. Scientists could, for the first time, extensively study how differences in order of amino acids affect protein function and, therefore, human health. Mutations in amino acid sequences can decrease the ability of a protein to perform its proper function, causing a disease or an increased susceptibility to a disease.

         In 1996, the Company initiated a research program in the genomics of asthma. The Company's research initiative in this area is based principally on the concept of positional cloning, or the analysis of disease inheritance patterns. Positional cloning refers to a collection of tagging and sequencing techniques that are used to localize and identify genes associated with particular diseases. For example, DNA may be collected from family groups where a particular disease is more prevalent than in the general population. Analysis of the sequence of such DNA should then allow for insight into the pathogenesis of the disease. While a number of companies in the genomics field are primarily focused on sequencing without regard to function, the Company's focus is to locate specific genes in a particular disease. The Company believes that identification of disease genes will provide insight into the causes of disease, and facilitate the development of therapeutic products against that disease.

         The Company's research and development strategy in genomics involves:

                  - defining the genetic pathways that underlie susceptibility to disease
                  -  defining the therapeutic target in the pathway
                  -  developing compounds to alter clinical outcome

PRODUCT DEVELOPMENT AND RESEARCH PROGRAMS

INFECTED DIABETIC FOOT ULCERS

         Infected foot ulcers in diabetic patients are a serious complication. The often compromised vasculature and nervous systems in the diabetic patient can create conditions conducive to infection. These infections can lead to osteomyelitis (bone infection) and limb amputation. Patients with infected ulcers are typically treated with oral antibiotics and no topical antibiotics are currently approved specifically for the treatment of infection in diabetic foot ulcers.

         There are a number of potential shortcomings in oral antibiotic treatment of infection in diabetic foot ulcers. Increasing utilization of oral antibiotics has exacerbated the development of antibiotic resistance, and resistant organisms are expected to continue to develop. Additionally, there can be side effects associated with oral antibiotics, including gastrointestinal distress and headaches.

         The Company's most advanced development compound is Cytolex, a topical cream antibiotic intended for the treatment of infection in diabetic foot ulcers. In September 1996, the Company announced successful results of its initial, pivotal Phase III clinical trial of Cytolex, and in March 1997, Magainin reported successful results from a second such pivotal trial. These trials were designed as equivalence studies with the goal of demonstrating that Cytolex topical cream is as effective as orally administered ofloxacin, a quinolone antibiotic, indicated for the treatment of skin and soft tissue infections. The Company's analysis of the data from the studies showed statistical equivalence between Cytolex and ofloxacin, with respect to the primary end point of clinical response of infection at day 10 of treatment, and at subsequent time points through day 28, and at follow-up. The two studies together enrolled approximately 925 patients.

         As a secondary endpoint in the trials, Cytolex and ofloxacin were comparable with respect to overall assessments of microbiological improvements.

         Analyses of adverse events in the studies suggest a favorable profile for Cytolex. Both drugs were well tolerated, however, treatment with ofloxacin was associated with a significant excess of adverse events related to the central nervous system, particularly as it relates to insomnia.

         The clinical trials conducted for Cytolex yielded substantial data. Such additional data includes information relating to the primary endpoints for the studies, as well as data relating to patient subgroup analysis, wound healing, side effects, and secondary endpoints of the study, including microbiological results. Although the Company believes the two pivotal trials of Cytolex yielded successful results, there can be no assurance that the United States Food and Drug Administration (the "FDA") will concur with the Company's analysis in this regard.

SOLID CANCER TUMORS

         Cancer is the second most common cause of death in the western world, exceeded only by coronary heart disease. Cancer is characterized by uncontrolled cell division resulting in the growth of a mass of cells commonly known as a tumor. Cancer cells, if not eradicated, can spread ("metastasize") throughout the body. Cancerous tumors can arise in almost any tissue or organ within the human body.

         The three most prevalent methods of treating patients with cancer are surgery, radiation therapy and chemotherapy. A cancer patient often receives a combination of these treatment methods. Surgery and radiation therapy are particularly effective in patients in which the disease has not yet spread to other tissue or organs. Chemotherapy is the principal treatment for tumors that have metastasized. Chemotherapy involves the administration of drugs designed to kill cancer cells ("cytotoxic drugs") or the administration of hormone analogues to either reduce the production of, or block the action of, certain hormones, such as estrogens and androgens, which affect the growth of tumors. Because chemotherapeutic agents generally attack rapidly dividing cells indiscriminately, damaging normal as well as cancerous cells, use of such agents often has adverse effects.

         Although several types of tumors can now be treated effectively with drugs, survival rates for the most common tumors have only begun to improve slightly. Advances in technology, though, have continued to yield new approaches to cancer tumor treatment. One such approach is the control of angiogenesis, or new blood vessel growth. Angiogenesis is a key stage in the development of tumor malignancy, and its inhibition should contribute to the tumor becoming dormant.

         The Company's initial disease focus for squalamine is solid cancer tumors. Squalamine may be of benefit in the treatment of solid cancer tumors by inhibition of new blood vessel growth required for tumor nourishment. Squalamine has exhibited anti-angiogenic properties in several in vitro and in vivo assays. The Company is currently conducting preclinical research on squalamine, including pathology and toxicology testing. Should squalamine proceed into human clinical testing, the Company expects that it will be evaluated as a cancer therapy in conjunction with existing cytotoxic treatment.

VIRAL DISEASE

         Acquired immune deficiency syndrome ("AIDS") was first recognized in 1981 in homosexual men. In 1983, the Human Immunodeficiency Virus ("HIV") was identified. The HIV virus infects cells and instructs the cellular machinery to produce new virus particles. As the body attempts to combat the infection, a process ensues in which many virus-infected cells are destroyed and replaced each day. Over time, however, the immune system is unable to keep up this pace, and the patient becomes increasingly susceptible to a variety of opportunistic infections and cancers, which define the end stage of HIV infection known as AIDS.

         A number of drugs, including reverse transcriptase inhibitors and protease inhibitors, have been recently introduced for the treatment of HIV, and, when used in combination, have been successful in significantly reducing virus levels in patients. However, these drugs are not likely to eliminate HIV from the body and there are concerns as to the development of resistance to these therapies.

         The Company's initial disease focus for MSI-1436 is HIV. MSI-1436 has been shown to be an effective inhibitor of HIV replication in tissue culture for both acute and chronically infected lymphocytes. Unlike current HIV therapies which target the active infection, MSI-1436 acts on the host lymphocyte, reducing the likelihood of drug resistance. The Company has a Cooperative Research and Development Agreement ("CRADA") with the NIH, and is currently conducting preclinical research on MSI-1436, including pathology/toxicology testing. Should MSI-1436 proceed into human clinical testing, the Company expects that it will be evaluated in conjunction with existing HIV therapies.

ASTHMA

         Asthma is characterized clinically by wheezing and shortness of breath due to reversible bronchospasm. It is a chronic, disabling disorder that appears to be increasing in prevalence and severity. The complex pathophysiology of asthma is under intensive scrutiny, however, its precise causes are not well understood. A number of studies suggest a heritable component to asthma, but family studies have been difficult to interpret due to other influences, including allergens and pollutants. Current treatments for asthma are limited to controlling inflammation or treating airway constriction through use of bronchial dilators.

         Asthma is the initial disease focus of the Company's genomics program. The Company has identified two genes which it believes may be critical in the pathogenesis of asthma. These genes, Asthma Associated Factor 1 ("AAF1") and Asthma Associated Factor 2 ("AAF2") are the subject of pending patent publications. AAF1 and AAF2 appear critical in determining the allergic and inflammatory response characteristic of bronchial asthma.

These genes regulate mediators of the allergic response, including serum IgE molecules. Variant forms of these genes occur widely and appear to be significant in susceptibility to asthma. The Company has conducted confirmatory analysis in animals, and is engaged in the early stages of a compound development program.

OTHER PROGRAMS

         The Company has a number of other early stage research programs. One such program is directed toward the treatment of pseudomonas infections in cystic fibrosis patients. Another program is targeted to many of the pathogens involved in certain sexually transmitted diseases. Additionally, the Company is engaged in research efforts on defensins. Defensins are compounds found in animals and man which have host-defense properties similar to magainins and aminosterols. The longer-term evolution of the host-defense field may lie in compounds that regulate endogenous defensin expression, rather than direct application of the defensin molecules themselves.

PRODUCT DEVELOPMENT RISKS

         The Company's proposed products are in the development stage, require significant further research, development, testing and regulatory approvals, and are subject to the risks of failure inherent in the development of all pharmaceutical products. These risks include the possibilities that any or all of the proposed products are found to be ineffective or toxic, or otherwise fail to receive necessary regulatory approvals; that the proposed products, although effective, are uneconomical to manufacture or to market; that third parties hold proprietary rights that preclude the Company from marketing any products; or that third parties market superior or equivalent products. There can be no assurance that any of the Company's product development candidates will progress beyond their current state of development or ultimately receive necessary regulatory approvals. There can be no assurance that the results of animal studies or in vitro testing will be indicative of the results of any human clinical trials or otherwise pertinent to the development of products for use as human pharmaceuticals.

MANUFACTURING

         Production of peptides (such as magainins) is expensive relative to production of traditional antibiotics. The Company contracts with third parties for the manufacture of materials, and is working with Abbott Laboratories ("Abbott") with regard to the manufacture of bulk Cytolex. The Company's current arrangement with Abbott provides for the development by Abbott of a solution phase chemical process to manufacture bulk Cytolex on a commercial scale, for the production of bulk Cytolex, and for Abbott to perform those activities necessary to submit a Drug Master File to the FDA in support of any filing for marketing approval of Cytolex. This arrangement provides for cash payments by the Company to Abbott through early 1998 aggregating approximately $12,900,000, as well as the issuance by the Company to Abbott of up to 500,000 shares of its common stock and the obligation to pay a royalty on future sales of Cytolex. Through December 31, 1996, the Company has paid Abbott approximately $8,600,000 under this arrangement. Stock issuances by the Company to Abbott will result in a charge to earnings, representing the fair value of the shares when issued. The Company issued 125,000 shares of common stock to Abbott in October 1995, resulting in a charge to earnings of $1,250,000 in the year ended December 31, 1995. Future stock issuances are related to the achievement by Abbott of contractual performance milestones which could begin to occur in 1997. Substantial additional funds will also be required to continue manufacturing development efforts beyond the term of this current arrangement.

         The Company does not have the resources, facilities or capabilities to manufacture any of its proposed products. The Company has no current plans to establish a manufacturing facility. The Company expects that it will be dependent to a significant extent on contract manufacturers for commercial-scale manufacturing of its proposed products in accordance with regulatory standards. There are a limited number of companies currently able to produce materials on the scale which the Company expects to require to commercialize its compounds. There can be no assurance that qualified outside contractors will be available to manufacture materials for the Company, or do so at costs which are affordable by the Company. The Company is currently dependent upon Abbott for the production of bulk Cytolex, and, as described above, Abbott is currently conducting certain manufacturing development activities. The Company and Abbott have agreed that, upon completion of such activities, they will negotiate in good faith a supply agreement for the Company's worldwide supply needs of Cytolex. In the event that this agreement is not entered into, or Abbott does not otherwise continue to manufacture Cytolex, the Company's timeline to commercialize Cytolex would be adversely affected, and the Company would need to spend substantial funds on securing other manufacturing arrangements or building a manufacturing infrastructure, and licensing applicable manufacturing related technology from such contract manufacturer.

         The Company also expects to conduct significant manufacturing development activities for its other products under development. The Company is currently working with outside contractors for the chemical production of its aminosterol compounds. The Company expects to expend significant resources in the chemical synthesis of these compounds, and there can be no assurance that these efforts will be successful.

         The Company's dependence on third parties for manufacturing may adversely affect operating results as well as the Company's ability to develop and deliver products on a timely and competitive basis. Significant progress in scale-up and manufacturing development efforts will be required to enable the Company to manufacture and sell Cytolex on a profitable basis. No assurance can be given that a cost-effective manufacturing process can be developed, or that any such process would be approved by the FDA, or that the Company, Abbott, or others will be able to manufacture Cytolex or any of the Company's other proposed products on a commercially viable basis.

RESEARCH AND DEVELOPMENT ORGANIZATION

         The Company conducts the majority of its research and development activities through its own staff and facilities, including the Magainin Research Institute, an internal division of the Company focused on host-defense research, and the Magainin Institute of Molecular Medicine, an internal division of the Company focused on the genomics of asthma. The Company also employs contract research organizations, independent consultants and other research professionals to aid in its research and development activities, and maintains a Scientific Advisory Board to help guide its efforts.

COLLABORATIVE ARRANGEMENTS

         Research and License Agreements. The Company has rights under license agreements to several patents and patent applications under which the Company expects to owe royalties on sales of certain of its proposed products. Additionally, certain of these agreements also provide that if the Company elects not to pursue the commercial development of any licensed technology, or does not adhere to an acceptable schedule of commercialization, then the Company's exclusive rights to such technology would terminate. The Company also funds research at certain institutions, and these relationships may provide the Company with an option to license any results of the research.

         Collaborations. Collaborations may allow the Company to leverage its own scientific and financial resources and gain access to markets and technologies that would not otherwise be available to the Company. In the long term, development and distribution arrangements with established companies in the markets in which potential products will compete may allow the Company's products easier access to their intended market and may accordingly conserve Company resources. The Company expects that it will enter into marketing, manufacturing and distribution arrangements for most of the products it may develop. From time to time, the Company has held discussions with various potential partners related thereto.

         SmithKline Beecham. In February 1997, the Company entered into a development, supply and distribution agreement (the "Agreement") in North America with SmithKline Beecham ("SB") for Cytolex. The Agreement provides for an upfront payment by SB to the Company of $5 million. SB may make additional payments to

Magainin of up to $27.5 million upon the occurrence of certain product milestones. SB will also fund a percentage of development expenses for any additional indications for Cytolex. Upon the commencement of commercial sales, Magainin will be responsible for the supply of Cytolex, and SB will be responsible for the marketing and sales of Cytolex. Magainin will receive certain percentages of SB sales revenues under agreed upon terms. The Agreement also gives SB the right to negotiate for rights to another Magainin product development candidate, under certain terms and conditions.

         Abbott Laboratories. In August 1994, the Company entered into a three-year, $450,000, collaborative arrangement with Abbott, under which the Company is screening certain Abbott food additives to identify those with the ability to increase defensin production in the body, and thereby, prevent or treat infection. Abbott has paid the Company $362,000 to date under this arrangement.

GOVERNMENT REGULATION

         The production and marketing of the Company's products and its research and development activities are subject to regulation by numerous governmental authorities in the United States and other countries. In the United States, vaccines, drugs and certain diagnostic products are subject to rigorous review by the FDA. The Federal Food, Drug, and Cosmetic Act, the Public Health Service Act and other federal statutes and regulations govern or influence the testing, manufacture, safety, efficacy, labeling, storage, recordkeeping, approval, advertising and promotion of such products. Noncompliance with applicable requirements can result in fines, recall or seizure of products, refusal of the government to approve product approval applications or to allow the Company to enter into government supply contracts, the withdrawal of previously approved new drug applications and criminal prosecution.

         In order to obtain FDA approval of a new product, the Company must submit proof of safety, purity, potency and efficacy. Such proof entails extensive and time consuming preclinical and clinical testing. The results of preclinical studies are submitted to the FDA as part of an Investigational New Drug Application ("IND"). Preclinical studies involve laboratory evaluation of product characteristics and animal studies to assess the efficacy and safety of the product. Once the IND is approved, human clinical trials may be conducted. Human clinical trials are typically conducted in three sequential phases, but the phases may overlap. Phase I trials consist of testing the product in a small number of patients or healthy volunteer subjects primarily for safety at one or more doses. In Phase II, in addition to safety, the efficacy of the product is evaluated in a patient population somewhat larger than Phase I trials. Phase III trials typically involve additional testing for safety and clinical efficacy in an expanded population at geographically dispersed test sites. A clinical plan, or "protocol," accompanied by the approval of the Institutional Review Board participating in the trials, must be submitted to the FDA prior to commencement of each clinical trial. Various reports must be submitted to the FDA during the course of the trials, and the FDA may order the temporary or permanent discontinuation of a clinical trial at any time.

         The results of the clinical trials are submitted to the FDA as part of a new drug application ("NDA"). Detailed manufacturing documentation is also required, and with respect to Cytolex, even if clinical testing is successful, the submission to FDA of any application for approval, and the review by FDA of such application, will require additional time to complete manufacturing stability studies, which additional time may be significant. Following extensive review of the NDA, the FDA may grant marketing approval, require additional testing or information, or deny the application. Sales of a new drug may commence following FDA approval of an NDA and satisfactory completion of a pre-approval review of the manufacturing facility and pertinent production records. If there are any modifications to the drug, including any changes in indication, manufacturing process, labeling or manufacturing facility, an NDA supplement may be required to be submitted to the FDA.

         There is no assurance that the FDA will act favorably or quickly in reviewing submitted applications, and significant difficulties or costs may be encountered by the Company in its efforts to obtain FDA approvals that could delay or preclude the Company from marketing any products it may develop. The FDA may also require post-marketing testing and surveillance to monitor the effects of approved products or place conditions on any approvals that could restrict the commercial applications of such products. Product approvals may be withdrawn if compliance with regulatory standards is not maintained.

         Continued compliance with all FDA requirements and conditions in an approved application, including those concerning product specification, manufacturing process, validation, labeling, promotional material, recordkeeping and reporting requirements, is necessary for all products. Failure to comply could lead to the need for product recall or other FDA-initiated actions, which could delay further marketing until the products are brought into compliance. Even after any approval by the FDA and foreign regulatory authorities, products may later exhibit adverse effects that prevent their widespread use or necessitate their withdrawal from the market.

         In October 1992, the Prescription Drug User Fee Act of 1992 was enacted, imposing substantial fees on a one-time basis for applications for approval, and on an annual basis for the manufacturing and marketing of prescription drugs.

         The Company is also subject to regulation by other regulatory authorities, including the Occupational Safety and Health Administration, the Environmental Protection Agency, the Nuclear Regulatory Commission, the Drug Enforcement Agency and the United States Department of Agriculture, and to regulation under the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other regulatory statutes, and may in the future be subject to additional federal, state or local regulations. These agencies may promulgate regulations that affect the Company's research and development programs.

         Sales of pharmaceutical products outside the United States are subject to foreign regulatory requirements that vary widely from country to country. Whether or not FDA approval has been obtained, approval by comparable regulatory authorities of foreign countries must be obtained prior to the commencement of marketing in those countries. The time required to obtain such approval may be longer or shorter than that required for FDA approval.

REIMBURSEMENT; HEALTH CARE REFORM

         Successful commercialization of the Company's potential products will be dependent in part on the availability of reimbursement of the costs of such products from third-party payors, such as government authorities, private health insurers and other organizations, such as health maintenance organizations. There can be no assurance that such reimbursement will be available or, if available, will be in adequate amounts.

         Various proposals have been put forth to reform the current health care system in the United States. Additionally, several states have enacted modifications to the current health care system to both improve access and control costs. Such reform measures could adversely affect the amount of reimbursement available from governmental agencies or third-party insurers, or could affect the ability to set prices for newly approved therapeutic products. Similar proposals are being considered by governmental officials in other significant pharmaceutical markets, including Europe. Governmental or private payors for health care goods and services can be expected to continue to undertake cost reduction efforts.

         The Company cannot predict if such reforms will be implemented or the effect any such reforms might have on the Company's business, and no assurance can be given that any such reforms will not have an adverse effect on the Company's business. In particular, it is possible that any such reform could impact the manner in which drugs or therapies are marketed and could include restrictions on the ability of pharmaceutical and biotechnology companies to price drugs or therapies, which in turn could impact the ability of biotechnology companies, such as the Company, to obtain financing for the continued development of potential products. Furthermore, any such reform could also impose limits on the overall growth of health care spending, as well as limits on the growth of Medicare and Medicaid spending, all which could have an adverse effect on the Company.

PATENT AND PROPRIETARY RIGHTS; LICENSED TECHNOLOGY

         The Company's success will depend in part upon its ability to obtain patent protection for compounds, uses of compounds, and processes. Patent matters involve complex legal and factual issues, and can be highly uncertain. Host-defense compounds can be isolated from a wide variety of sources, and it is not possible for the Company or any other entity to have proprietary rights to all such compounds, or their uses. In the genomics area, a number of companies are attempting to rapidly identify and patent genes whose functions have not yet been characterized. Additional companies are seeking to patent fully characterized genes. The criteria for obtaining patent protection for genes is unclear, and the impact of this uncertainty on the Company's business can not be determined.

         There can be no assurance that any patent applications now pending or filed in the future will result in patents being issued or that any patents now held by or licensed to the Company, or issued or licensed to the Company in the future, will afford any competitive advantages for the Company, will not be challenged by third parties, or cannot be designed around by others. The cost of litigation to uphold the validity and prevent infringement of patents and to enforce licensing rights can be substantial. Furthermore, there can be no assurance that others will not independently develop similar technologies or duplicate the technology owned by or licensed to the Company or design around the patented aspects of such technology. In addition, there can be no assurance that the products and technologies the Company will seek to market will not infringe patents or other rights owned by others, licenses to which may not be available to the Company.

         The Company also relies upon unpatented proprietary technology, and may determine in appropriate circumstances that its interest would be better served by reliance on trade secrets or confidentiality agreements rather than patents. No assurances can be given that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to such proprietary technology or that the Company can meaningfully protect its rights in such unpatented proprietary technology. Additionally, if the Company is unable to obtain strong proprietary rights protection of its products after obtaining regulatory clearance, competitors may be able to market competing products by obtaining regulatory clearance, through showing equivalency to the Company's product, without being required to conduct the lengthy clinical tests required to be conducted by the Company.

         To the extent that consultants, key employees, vendors or other third parties apply technological information independently developed by them or by others to the Company's proposed products, disputes may arise as to the proprietary rights to such information, which may not be resolved in favor of the Company. Members of the Company's Scientific Advisory Board and other consultants are employed by or have consulting agreements with third parties, and any inventions discovered by such individuals are not likely to become the property of the Company.

         The Company has rights under license agreements to several patents and patent applications under which the Company expects to owe royalties on sales of certain of its proposed products. Additionally, certain of these agreements also provide that if the Company elects not to pursue the commercial development of any licensed technology, or does not adhere to an acceptable schedule of commercialization, then the Company's exclusive rights to such technology would terminate.

COMPETITION

         The pharmaceutical industry is characterized by intense competition. Many companies, research institutions and universities are working in a number of areas similar to the Company's field of interest. In addition, many companies are engaged in the development and sale of products, such as traditional antibiotics, which may be, or are, competitive with the Company's proposed products. Most of these entities have substantially greater financial, technical, manufacturing, marketing, distribution and other resources than the Company. The Company is aware that research is being conducted by others in connection with compounds from the host-defense systems of various animals. Many companies are involved in research and development activities focused on the pathogenesis of disease, and competition among companies attempting to find the genes responsible for disease is intense. In addition, the Company's proposed products may be subject to competition from products using techniques other than those developed by the Company or based on advances that may render the Company's products obsolete.

                  The Company expects technological developments in the biopharmaceutical field to occur at a rapid rate and expects competition to intensify as advances in this field are made. Accordingly, the Company will be required to continue to devote substantial resources and efforts to research and development activities in order to maintain a competitive position in this field. Compounds, products or processes developed by the Company may become obsolete before the Company is able to recover a significant portion of its research and development expenses. The Company will be competing with respect to its proposed products with companies that have significantly more experience in undertaking preclinical testing and human clinical trials of new or improved therapeutic products and obtaining regulatory approvals of such products. Some of these companies may be in advanced phases of clinical testing of various drugs that may be competitive with the Company's proposed products.

         Colleges, universities, governmental agencies and other public and private research organizations are becoming more active in seeking patent protection and licensing arrangements to collect royalties for use of technology that they have developed, some of which may be directly competitive with that of the Company. In addition, these institutions, along with pharmaceutical and specialized biotechnology companies, can be expected to compete with the Company in recruiting highly qualified scientific personnel.

         As to the disease areas being targeted by the Company, there can be no assurance that Cytolex will be successfully marketed against oral antibiotics for the treatment of infection in diabetic foot ulcers. These infections have historically been treated with systemically administered antibiotics. There also can be no assurance that Cytolex can be manufactured at a cost which will allow it to be sold at a competitive price relative to oral antibiotics. Significant efforts are underway by many companies in the development and marketing of products intended for the additional disease areas being targeted by the Company, including HIV, cancer and asthma. A number of major pharmaceuticals companies have significant franchises in these disease areas, and can be expected to invest heavily to protect these interests.

         There can be no assurance that the interests of the Company will continue to coincide with the interests of its collaborators. Collaborators could develop products independently, or through third parties, which could compete with the Company's products. With respect to Cytolex, SB maintains a significant presence in the antibiotic area, and currently sells a topical antibiotic product indicated for certain skin infections. Furthermore, there can be no assurance that collaborative agreements will not be terminated by the Company's collaborators.

PRODUCT LIABILITY AND INSURANCE

         Before obtaining required regulatory approvals for the commercial sale of products, the Company must demonstrate through human clinical testing that such products are safe and efficacious for use in each target indication. The administration of any product being developed by the Company could produce undesirable side effects in humans. The Company carries limited clinical trial insurance and there can be no assurance that such coverage is adequate.

         In addition, in the event the Company successfully develops any products, the marketing of such products could expose the Company to product liability claims. Certain agreements require the Company to maintain insurance coverage naming third parties as additional insureds at such time as any related products may be marketed. There can be no assurance that the Company will be able to maintain such insurance or that such insurance can be maintained in sufficient amounts to protect the Company against such liability or at a reasonable cost. Certain arrangements also require the Company to indemnify third parties against any liabilities that may arise in connection with such third party's activities on behalf of the Company.

         In the event of an uninsured or inadequately insured claim, the Company's business and financial condition could be materially adversely affected.

EXECUTIVE OFFICERS OF THE COMPANY

         The current executive officers of the Company are as follows:

Name                                        Age                     Position
----                                        ---                     --------
Jay Moorin                                  45       Chairman, President and Chief Executive Officer

Michael A. Zasloff, M.D., Ph.D.             51       Vice Chairman and Executive Vice President

Michael R. Dougherty                        39       Executive Vice President and Chief Financial Officer

Roy C. Levitt, M.D.                         43       Executive Vice President

Thomas J. Bigger                            40       Senior Vice President

Paul A. Litka, M.D.                         48       Senior Vice President

         Jay Moorin has served as President and Chief Executive Officer of the Company since 1991. In July 1996, Mr. Moorin was appointed Chairman of the Board. Prior to joining the Company, Mr. Moorin served as a Managing Director at Bear, Stearns & Co., Inc. and was responsible for health care investment banking and other services to the pharmaceutical and distribution industry. Mr. Moorin was employed in other capacities by Bear, Stearns from 1988 to 1990. From 1983 to 1988, Mr. Moorin was employed by E. R. Squibb & Co., Inc. ("Squibb"), joining Squibb as its first Corporate National Accounts Director and subsequently was promoted to Business Area Director and Vice President of Marketing and Business Development at SquibbMark, a division of Squibb.

         Michael A. Zasloff, M.D. has served as Executive Vice President of the Company and President of the Magainin Research Institute, a division of the Company, since July 1992. In July 1996, Dr. Zasloff was appointed Vice Chairman of the Board. From 1988 until Dr. Zasloff joined the Company on a full-time basis in July 1992, Dr. Zasloff was the Company's Chief Scientific Advisor and served as the Charles E.H. Upham Professor, Department of Pediatrics and Genetics, University of Pennsylvania School of Medicine, and Chief, Division of Human Genetics and Molecular Biology, the Children's Hospital of Philadelphia. From 1982 until 1988, Dr. Zasloff was Chief, Human Genetics Branch, National Institutes of Child Health and Human Development, National Institutes of Health. Dr. Zasloff currently also serves as Adjunct Professor, Department of Human Genetics and Orthopedics, University of Pennsylvania School of Medicine.

         Michael R. Dougherty has served as Executive Vice President and Chief Financial Officer of the Company since March 1995. From August 1993, when he joined the Company, until March 1995, Mr. Dougherty served as Senior Vice President and Chief Financial Officer. Prior to joining the Company, Mr. Dougherty served in the following capacities at Centocor, Inc. (a biopharmaceutical company): Senior Vice President, Chief Financial Officer and Treasurer, from February 1992 to August 1993, Vice President Corporate Finance from May 1990 to February 1992 and Treasurer from June 1986 to May 1990.

         Roy C. Levitt, M.D., has served as Executive Vice President and the Director of the Magainin Institute of Molecular Medicine since joining the Company in January 1996. From 1986 to 1995, Dr. Levitt was a faculty member of the Department of Anesthesiology and Critical Care Medicine, Neurological Surgery and Environmental Health Sciences at Johns Hopkins University.

         Thomas J. Bigger has served as Senior Vice President Business Development, Marketing and Sales since joining the Company in July 1996. Mr. Bigger served as Senior Vice President of Advanced Polymer Systems (a drug development company), in 1994 and 1995. From 1979 to 1994, Mr. Bigger held a number of positions of increasing responsibility at Rhone-Poulenc Rorer ("RPR"), including serving as President of Dermik Laboratories, a subsidiary of RPR.

         Paul A. Litka, M.D. has served as Senior Vice President Clinical Research and Regulatory Affairs of the Company since May 1996. From March 1995, when he joined the Company, until May 1996, Dr. Litka served as Vice President Clinical Research. From 1991 to 1994, Dr. Litka was Senior Vice President and General Manager of the Institute for Biological Research and Development, a clinical research organization.

         Officers are elected or appointed by the Board of Directors to serve until the appointment or election and qualification of their successors or their earlier termination or resignation.

EMPLOYEES

         As of December 31, 1996, the Company had 60 full-time employees. No employees are covered by collective bargaining agreements, and the Company considers relations with its employees to be good.

ITEM 2.  PROPERTIES.

         The Company occupies an aggregate of approximately 21,000 square feet of space in Plymouth Meeting, Pennsylvania, which is used as office and laboratory space. The Company leases this space pursuant to a lease expiring in 1999, which provides for minimum annual rent payments of approximately $322,000 in the year ending December 31, 1997 and is subject to increases on an annual basis for the remaining term.

ITEM 3.  LEGAL PROCEEDINGS.

         The Company is not a party to any material litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

         The information required by this item is incorporated herein by reference to page 21 of the Company's 1996 Annual Report to Stockholders, which is filed as an exhibit to this Annual Report on Form 10-K.

ITEM 6.  SELECTED FINANCIAL DATA

         The information required by this item is incorporated herein by reference to page 4 of the Company's 1996 Annual Report to Stockholders, which is filed as an exhibit to this Annual Report on Form 10-K.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         The information required by this item is incorporated herein by reference to pages 5 through 7 of the Company's 1996 Annual Report to Stockholders, which is filed as an exhibit to this Annual Report on Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The information required by this item is incorporated herein by reference to pages 8 through 19 of the Company's 1996 Annual Report to Stockholders, which is filed as an exhibit to this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item concerning directors is incorporated herein by reference to pages 3 through 5 of the Company's Proxy Statement, dated March 27, 1997. Set forth in Part I herein is the information required by this Item concerning executive officers.

ITEM 11.        EXECUTIVE COMPENSATION.

         The information required by this item is incorporated herein by reference to pages 8 through 11 of the Company's Proxy Statement, dated March 27, 1997.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this item is incorporated herein by reference to pages 6 through 8 of the Company's Proxy Statement, dated March 27, 1997.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

           Not applicable.


                                     PART IV

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

Financial Statements

           See Index to Financial Statements at page F-1.

Financial Statement Schedules

           All schedules have been omitted because they are not applicable, or not required, or the information is shown in the Financial Statements or Notes thereto.

Reports on Form 8-K

           None.

Exhibits

           The following is a list of exhibits filed as part of this Annual Report on Form 10-K. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated parenthetically, together with a reference to the filing indicated by footnote.

      Exhibit No.
      -----------

          3.1 Restated Certificate of Incorporation of the Registrant (Exhibit 3.1)(1)

          3.2* Certificate of Amendment of Restated Certificate of Incorporation of the Registrant

          3.3     By-laws of the Registrant (Exhibit 3.2)(2)

          4.1 Specimen copy of stock certificate for shares of Common Stock of the Registrant (Exhibit 4.1)(3)

         10.1+    1990 Stock Option Plan of the Registrant (Exhibit 10.1)(2)

         10.2+    1992 Stock Option Plan of the Registrant, as amended (4)

         10.3+    Stock Option Agreement with Jay Moorin (Exhibit 10.24)(3)

         10.4+ Amendment to Stock Option Agreement with Jay Moorin (Exhibit 10.4)(1)

         10.5+ Form of Stock Option Agreement under Stock Option Plans (Exhibit 4.6)(2)

         10.6+    Employment Agreement with Jay Moorin (Exhibit 10.2)(2)

         10.7+    Employment Agreement with Michael A. Zasloff (Exhibit
                  10.23)(3)

         10.8+ Amendment of Employment Agreement with Michael A. Zasloff (Exhibit 10.9)(3)

         10.9+    Employment Agreement with Michael R. Dougherty (Exhibit
                  10.26)(7)

         10.10+ Employment Agreement with Roy C. Levitt, M.D. (Exhibit 10.24)(5)(9)

         10.11+*  Employment Agreement with Paul A. Litka, M.D.

         10.12+*  Employment Agreement with Thomas J. Bigger

         10.13 Lease with respect to Plymouth Meeting, Pennsylvania offices and laboratories (Exhibit 10.16)(2)

         10.14    Master Lease Agreement with Comdisco, Inc. (Exhibit 10.19)(6)

         10.15 Patent License Agreement and Sponsored Research Agreement with The Children's Hospital of Philadelphia (Exhibit 10.15)(2)

         10.16 License Agreement with Multiple Peptide Systems, Inc. (Exhibit 10.12)(2)

       Exhibit No.
       -----------

         10.17 Second Amendment to License Agreement with Multiple Peptide Systems, Inc. (Exhibit 10.30)(12)

         10.18 Stock Issuance Agreement between the Company and The Scripps Research Institute. (Exhibit 10.2)(11)

         10.19 Stock Issuance Agreement between the Company and Houghten Pharmaceuticals, Inc. (Exhibit 10.1)(11)

         10.20 Form of Credit Agreement, including form of Promissory Note and Warrant (Exhibit 10.22)(2)

         10.21    Form of Amendment to Credit Agreement Warrant (Exhibit
                  10.18)(6)

         10.22 Research and Development Agreement with Abbott Laboratories (Exhibit 10.23)(7)

         10.23    Warrant Agreement with Abbott Laboratories (Exhibit 10.25)(7)

         10.24 Manufacturing Agreement with Abbott Laboratories, dated October 4, 1995 (Exhibit 10.27)(5)(8)

         10.25 Stock Issuance Agreement with Abbott Laboratories, dated October 4, 1995 (Exhibit 10.28)(5)(8)

         10.26 Assignment Agreement between Magainin Pharmaceuticals Inc., Roy C. Levitt, M.D. and GeneQuest, Inc. (Exhibit 10.25) (5)(9)

         10.27 Form of Purchase Agreement relating to the issuance by the Company of units consisting of shares of the Company's Common Stock and warrants to purchase shares of the Company's Common Stock. (Exhibit 10.1)(10)

         10.28 Form of Warrant to purchase shares of the Company's Common Stock. (Exhibit 10.2)(10)

         10.29* Development, Supply and Distribution Agreement, effective as of February 12, 1997 with SmithKline Beecham Corporation (13)

         13*      1996 Annual Report to Stockholders

         23*      Consent of Richard A. Eisner & Company

         24* Power of Attorney (included on signature page of this Annual Report on Form 10-K)

-------------------

*        Filed herewith.

+        Compensation plans and arrangements for executives and others.

(1) Filed as an Exhibit to the Annual Report on Form 10-K for the year ended June 30, 1992 filed with the Securities and Exchange Commission on September 24, 1992.

(2) Filed as an Exhibit to Registration Statement (No. 33-43579) on Form S-1 filed with the Securities and Exchange Commission on October 24, 1991.

(3) Filed as an Exhibit to Pre-Effective Amendment No. 1 to Registration Statement (No. 33-43579) on Form S-1 filed with the Securities and Exchange Commission on November 27, 1991.

(4) Filed as Exhibit A to the Company's Proxy Statement for the 1996 Annual Meeting of Stockholders.

(5) Portions of this Exhibit were omitted and filed separately with the Securities and Exchange Commission pursuant to an order granting confidential treatment.

(6) Filed as an Exhibit to the Transition Report on Form 10-K for the year ended December 31, 1993 filed with the Securities and Exchange Commission on March 9, 1994.

(7) Filed as an Exhibit to the Annual Report on Form 10-K for the year ended December 31, 1994 filed with the Securities and Exchange Commission on March 31, 1995.

(8) Filed as an Exhibit to the Form 10-Q for the quarter ended September 30, 1995 filed with the Securities and Exchange Commission on November 9, 1995.

(9) Filed as an Exhibit to the Annual Report on Form 10-K for the year ended December 31, 1995 filed with the Securities and Exchange Commission on March 29, 1996.

(10) Filed as an Exhibit to Registration Statement (No. 333-9927) on Form S-3 filed with the Securities and Exchange Commission on August 9, 1996.

(11) Filed as an Exhibit to Registration Statement (No. 333-14555) on Form S-3 filed with the Securities and Exchange Commission on October 21, 1996.

(12) Filed as an Exhibit to the Form 10-Q for the quarter ended September 30, 1996 filed with the Securities and Exchange Commission on November 14, 1996.

(13) Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to the Company's Application Requesting Confidential Treatment under the Securities Exchange Act of 1934.

                          MAGAININ PHARMACEUTICALS INC.
                          (a development stage company)



                          INDEX TO FINANCIAL STATEMENTS


                                                                         Page
                                                                         ----

Report of Independent Certified Public Accountants                    F-2 19*


Balance Sheets                                                             8*


Statements of Operations                                                   9*


Statements of Changes in Stockholders' Equity                             10*


Statements of Cash Flows                                                  11*


Notes to Financial Statements                                          12-18*


* References to page numbers, except page F-2, are to the Company's 1996 Annual Report to Stockholders, which is included as Exhibit 13 hereto.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS







Board of Directors and Stockholders
Magainin Pharmaceuticals Inc.
Plymouth Meeting, Pennsylvania


We have audited the accompanying balance sheets of Magainin Pharmaceuticals Inc. (a development stage company) as at December 31, 1996, and December 31, 1995 and the related statements of operations, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996 and for the period June 29, 1987 (inception) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of Magainin Pharmaceuticals Inc. at December 31, 1996, and December 31, 1995 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996 and for the period June 29, 1987 (inception) to December 31, 1996, in conformity with generally accepted accounting principles.



Richard A. Eisner & Company, LLP
New York, New York
January 29, 1997

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              MAGAININ PHARMACEUTICALS INC.

Date: March 25, 1997          By: /s/Jay Moorin
                                 --------------------------------
                                 Jay Moorin
                                 Chairman, President and Chief Executive Officer

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

           Each person whose signature appears below in so signing also makes, constitutes and appoints Jay Moorin, Chairman, President and Chief Executive Officer, and Michael R. Dougherty, Executive Vice President and Chief Financial Officer, and each of them severally, his true and lawful attorney-in-fact, in his name, place and stead to execute and cause to be filed with the Securities and Exchange Commission any or all amendments to this report.

           Signature                             Title                                                   Date
           ---------                             -----                                                   ----
/s/Jay Moorin                                   Chairman, President and Chief                        March 25, 1997
----------------------------------------        Executive Officer and Director
Jay Moorin                                      (Principal Executive Officer)

/s/Michael A. Zasloff, M.D., Ph.D.              Vice Chairman, Executive Vice President              March 25, 1997
----------------------------------------        and Director
Michael A. Zasloff, M.D., Ph.D.

/s/Michael R. Dougherty                         Executive Vice President and Chief                   March 25, 1997
----------------------------------------        Financial Officer (Principal
Michael R. Dougherty                            Financial and Accounting Officer)

/s/Bernard Canavan, M.D.                        Director                                             March 25, 1997
----------------------------------------
Bernard Canavan, M.D.

/s/James H. Cavanaugh, Ph.D                     Director                                             March 25, 1997
----------------------------------------
James H. Cavanaugh, Ph.D.

/s/Zola P.  Horovitz, Ph.D                      Director                                             March 25, 1997
----------------------------------------
Zola P. Horovitz, Ph.D.

/s/Charles A. Sanders, M.D.                     Director                                             March 25, 1997
----------------------------------------
Charles A. Sanders, M.D.

/s/Robert F. Shapiro                            Director                                             March 25, 1997
----------------------------------------
Robert F. Shapiro

/s/James B. Wyngaarden, M.D.                    Director                                             March 25, 1997
----------------------------------------
James B. Wyngaarden, M.D.

                                  Exhibit Index


Exhibit No.                                                             Page No.
-----------                                                             --------

    3.2     Certificate of Amendment of Restated Certificate of
            Incorporation of the Registrant

   10.11    Employment Agreement with Paul A. Litka, M.D.

   10.12    Employment Agreement with Thomas J. Bigger

   10.30 Development, Supply and Distribution Agreement, effective as of February 12, 1997 with SmithKline Beecham Corporation

   13       1996 Annual Report to Stockholders

   23       Consent of Richard A. Eisner & Company

   24 Power of Attorney (included on signature page of this Annual Report on Form 10-K)