Form 10-Q
period 1997-03-31
MAGAININ PHARMACEUTICALS INC
filed 1997-05-15
CIK 880431

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from________________to______________


                        COMMISSION FILE NUMBER: 0-19651


                          MAGAININ PHARMACEUTICALS INC.
             (Exact name of registrant as specified in its charter)


               DELAWARE                                  13-3445668
     (State or other jurisdiction           (I.R.S. Employer Identification No.)
   of incorporation or organization)

            5110 CAMPUS DRIVE, PLYMOUTH MEETING, PENNSYLVANIA, 19462
              (Address of principal executive offices and Zip Code)

                                 (610)-941-4020
              (Registrant's telephone number, including area code)



   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.            YES [X]    NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           COMMON STOCK,  $.002 PAR VALUE - 19,364,468 SHARES  (MAY 9, 1997)

                          MAGAININ PHARMACEUTICALS INC.




                                      INDEX



                                                                            PAGE
PART I -  FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS

                Unaudited Balance Sheets as of March 31, 1997 and
                December 31, 1996..............................................1

                Unaudited Statements of Operations for the three months ended
                March 31, 1997 and 1996........................................2

                Unaudited Statements of Cash Flows for the three months ended
                March 31, 1997 and 1996........................................3

                Notes to Unaudited Financial Statements........................4


   ITEM 2.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations......................................6



PART II - OTHER INFORMATION ..................................................12

SIGNATURES....................................................................13

EXHIBIT INDEX.................................................................14

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          MAGAININ PHARMACEUTICALS INC.

                                 BALANCE SHEETS
                                   (unaudited)

                    (In thousands, except per share amounts)

                                                                          March 31,      December 31,
                                                                           1997             1996
                                                                         ---------        ---------

               ASSETS
Current assets:
   Cash and cash equivalents                                             $   4,278        $   2,072
   Short-term investments                                                   27,806           31,268
   Prepaid expenses and other current assets                                   588              454
                                                                         ---------        ---------
         Total current assets                                               32,672           33,794
Fixed assets, net                                                            2,725            2,506
Other assets                                                                    76               76
                                                                         ---------        ---------
         Total assets                                                    $  35,473        $  36,376
                                                                         =========        =========

         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                                 $   4,421        $   5,145
   Note payable - current                                                      375              250
   Equipment lease obligations - current                                       110              123
                                                                         ---------        ---------
         Total current liabilities                                           4,906            5,518
Note payable - long term                                                       625              750
Equipment lease obligations - long term                                         17               38
Deferred rent                                                                  119              127
                                                                         ---------        ---------
         Total liabilities                                                   5,667            6,433
                                                                         ---------        ---------

Commitments, contingencies and other matters
Stockholders' equity:
   Preferred stock -- $.001 par value; shares authorized
   - 9,211; none issued                                                         --               --
   Common stock -- $.002 par value; shares authorized
   - 45,000;  shares issued and outstanding
   - 19,364 and 19,364                                                          39               39
   Additional paid-in capital                                              125,140          125,134
   Unrealized gain (loss) on investments                                       (15)              13
   Accumulated deficit                                                     (95,358)         (95,243)
                                                                         ---------        ---------

               Total stockholders' equity                                   29,806           29,943
                                                                         ---------        ---------

               Total liabilities and stockholders' equity                $  35,473        $  36,376
                                                                         =========        =========

See accompanying notes to unaudited financial statements.

                          MAGAININ PHARMACEUTICALS INC.

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                    (In thousands, except per share amounts)


                                          Three Months Ended
                                               March 31,

                                         1997            1996
                                       --------        --------
Revenues:
   Contract and government grant       $  5,037        $     37
                                       --------        --------
                                          5,037              37
                                       --------        --------

Costs and expenses:
   Research and development               4,707           6,104
   General and administrative               865             800
                                       --------        --------
                                          5,572           6,904
                                                       --------

Loss from operations                       (535)         (6,867)

Interest income                             442             594

Interest expense                            (22)             (5)
                                       --------        --------

Net loss                               $   (115)       $ (6,278)
                                       ========        ========

Net loss per share                     $   (.01)       $   (.37)
                                       ========        ========

Weighted average
  shares outstanding                     19,364          17,061


See accompanying notes to unaudited financial statements.

                          MAGAININ PHARMACEUTICALS INC.

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                 (In thousands)


                                                                     Three Months
                                                                        Ended
                                                                       March 31,
                                                               ------------------------
                                                                 1997            1996
                                                               --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                    $   (115)       $ (6,278)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
         Depreciation and amortization                              214             116
         Deferred rent                                               (8)             (3)
         (Increase) in prepaid expenses and other assets           (134)           (259)
         Increase (decrease) in accounts payable
           and accrued expenses                                    (724)          1,004
                                                               --------        --------

         Net cash used in operating activities                     (767)         (5,420)
                                                               --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of investments                                     (13,562)         (8,114)
   Proceeds from maturities and sales of investments             16,996          13,563
   Capital expenditures                                            (433)           (121)
                                                               --------        --------

         Net cash provided by investing activities                3,001           5,328
                                                               --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on capitalized equipment leases                         (34)            (37)
   Proceeds from sale of stock and
     exercise of options and warrants                                 6              26
                                                               --------        --------

         Net cash used in financing activities                      (28)            (11)
                                                               --------        --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              2,206            (103)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                  2,072           1,880
                                                               --------        --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $  4,278        $  1,777
                                                               ========        ========

Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                    $     22        $      5


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

         The condensed financial statements should be read in conjunction with the audited financial statements as of December 31, 1996 and for the year then ended, included in the Company's 1996 Annual Report on Form 10-K, filed with the Securities and Exchange Commission.

B)    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued expenses consist of the following (in thousands):

                                       March 31,    December 31,
                                         1997         1996
                                         ----         ----
Accounts payable                        $  228       $  176
Clinical trial costs                       456          720
Manufacturing development costs          2,178        3,426
Preclinical costs                          987          269
Professional fees                          221          200
Accrued compensation and benefits          206            4
Other                                      145          350
                                        ------       ------
                                        $4,421       $5,145


C)    COLLABORATIVE AGREEMENTS

         In February 1997, the Company entered into a development, supply and distribution agreement (the "Agreement") in North America with SmithKline Beecham Corporation ("SB") for Cytolex(TM). The Agreement provides for an upfront payment by SB to the Company of $5 million. SB may make additional payments to Magainin of up to $27.5 million upon the occurrence of certain product milestones. SB will also fund a percentage of any development expenses for any additional indications for Cytolex(TM). Upon the commencement of commercial sales by SB, Magainin will be responsible for the supply of Cytolex(TM) and SB will be responsible for the marketing and sales of Cytolex(TM). Magainin will receive certain percentages of SB sales revenues under agreed upon terms. The Agreement also gives SB the right to negotiate for rights to another Magainin product development candidate, under certain terms and conditions.

ITEM 2.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS




      This report contains, in addition to historical information, statements by the Company with regard to its expectations as to financial results and other aspects of its business that involve risks and uncertainties and may constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements reflect management's current views and are based on certain assumptions. Actual results could differ materially from those currently anticipated as a result of a number of factors, including, but not limited to, the risks and uncertainties discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein and under
      Item 1 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 as filed with the Securities and Exchange Commission.

GENERAL

         The Company is a biopharmaceutical company engaged in the development of breakthrough medicines for serious diseases. The Company's lead product development compound is Cytolex(TM) (MSI-78), a topical anti-infective intended for the treatment of infection in diabetic foot ulcers. The Company is also conducting preclinical research on an aminosterol class of compounds. One such compound, squalamine, is being evaluated in cancer, and another such compound, MSI-1436, is being evaluated in viral infection. The Company's newest research efforts are in the genomics of asthma.

         Since commencing operations in 1988, the Company has not generated any sales revenue, and has received nominal amounts of revenue from contracts and grants. The Company has funded operations primarily from the proceeds of public and private placements of securities. The Company has incurred net losses in each year since its inception, and expects to incur additional losses for the next several years. The Company expects that losses will fluctuate from quarter to quarter, and that such fluctuations may be substantial. At March 31, 1997, the Company's accumulated deficit was approximately $95,358,000.

RESULTS OF OPERATIONS

REVENUES

         The Company has received no revenue from product sales. Revenues recorded to date have consisted principally of revenues recognized under collaborations with corporate partners, and pursuant to Small Business Innovation Research ("SBIR") grants. The Company recorded revenue of $5,000,000 in the first quarter of 1997 reflecting the receipt of an upfront payment under the development, supply and distribution agreement entered into in February 1997 (The "SB Agreement") with SmithKline Beecham Corporation ("SB") for Cytolex(TM). The Company also recorded revenues of $37,000 in the first quarter of 1997 and 1996 in connection with a collaborative arrangement with Abbott Laboratories ("Abbott") in the nutritional field. The Company anticipates that its revenues from operations will be limited for the foreseeable future.

RESEARCH AND DEVELOPMENT EXPENSES

         Research and development expenses have decreased in the first quarter of 1997 as compared to the first quarter of 1996 due principally to the conclusion of clinical testing of Cytolex(TM) in early 1997.

         In September 1996, the Company announced results of its initial pivotal trial of Cytolex(TM) for the treatment of infection in diabetic foot ulcers, and in March 1997 the Company reported successful results from a second such pivotal trial. The clinical trials conducted for Cytolex(TM) yielded substantial data. Such additional data includes information relating to the primary endpoints for the studies, as well as data relating to patient subgroup analysis, wound healing, side effects, and secondary endpoints of the study, including microbiological results. Although the Company believes its two pivotal trials of Cytolex(TM) yielded successful results, there can be no assurance that the United States Food and Drug Administration ("FDA") will concur with the Company's analysis in this regard. Furthermore, the submission to FDA of any application for product approval, and the review by FDA of such application, will require additional time to complete manufacturing activities and stability studies, which additional time may be significant.

         Significant development work is necessary to scale-up the manufacturing process for the Company's products to those levels necessary for a profitable commercial product. The Company contracts with third parties for these development activities, and for the procurement of material for clinical and preclinical testing, and such expenses, including those for Cytolex(TM), amounted to $2,142,000 and $1,988,000 for the three months ended March 31, 1997 and 1996, respectively.

         The Company is working with Abbott with regard to the manufacture of bulk Cytolex(TM). The Company's current arrangement with Abbott provides for the development by Abbott of a chemical process to manufacture bulk Cytolex(TM) on a commercial scale, for the production of bulk Cytolex(TM), and for Abbott to perform those activities necessary to submit a Drug Master File to the FDA in support of any filing for marketing approval of Cytolex(TM). The arrangement with Abbott provides for cash payments by the Company through early 1998 aggregating approximately $15,400,000, as well as the issuance by the Company to Abbott of up to 500,000 shares of its common stock and the obligation to pay a royalty on future sales of Cytolex(TM). Through March 31, 1997, the Company has paid Abbott approximately $10,500,000 under this arrangement. Stock issuances by the Company to Abbott will result in a charge to earnings, representing the fair value of the shares when issued. The Company issued 125,000 shares of common stock to Abbott in October 1995, resulting in a charge to earnings of $1,250,000 in 1995. Future stock issuances are related to the achievement by Abbott of contractual performance milestones which could begin to occur during 1997. Substantial additional funds will also be required to continue manufacturing development efforts beyond the term of this current arrangement.

         The level of research and development expenses in future periods will depend upon the success of the development of Cytolex(TM), and the progress of other research programs at the Company. Expenses relating to the development of Cytolex(TM) are expected to continue to be significant in future periods principally as a result of the Company's ongoing manufacturing development program, partially offset by the decline in clinical trial costs related to Cytolex(TM). The Company also expects, in future periods, increased preclinical and manufacturing development expenses relating to its aminosterol and asthma programs.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses have consisted principally of personnel costs and professional fees and increased in the first quarter of 1997 as compared to the first quarter of 1996 principally due to an increase in personnel related costs. The Company expects general and administrative expenses to increase in future periods as the Company's level of activities increases.

OTHER EXPENSES/INCOME

         The decrease in interest income in the three months ended March 31, 1997 as compared to the same period a year ago is principally due to a decreased investment balance.

         Interest expense consists primarily of interest under the Company's credit facility, and the interest component of capital equipment leases. The Company borrowed $1,000,000 under its credit facility in late 1996, resulting in increased interest expense in the three months ended March 31, 1997 as compared to the three months ended March 31, 1996.

         The Company expects to conduct, over the next several years, significant research, preclinical development, clinical testing and manufacturing development activities which, together with projected general and administrative expenses, are expected to result in continued losses, particularly due to the extended time period before the Company expects to commercialize any products.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         Cash and investments were approximately $32,084,000 at March 31, 1997 as compared to $33,340,000 at December 31, 1996. The primary use of cash was to finance the Company's operations.

         Since inception, the Company has funded its operations primarily from the proceeds of public and private placements of securities, including $17,080,000 raised from its initial public offering in December 1991, $21,469,000 raised from a public offering completed in February 1993, $18,023,000 raised from a private placement of common stock completed in October 1993, $32,627,000 raised from a public offering completed in August 1995, and $11,932,000 raised from a private placement completed in August 1996, as well as contract and grant revenues, interest income and lease and debt financing.

         Capital expenditures increased to $433,000 in the three months ended March 31, 1997, principally reflecting equipment purchases.

         Accounts payable and accrued expenses decreased to $4,421,000 at March 31, 1997 as compared to $5,145,000 at December 31, 1996, due principally to payments made under certain manufacturing development arrangements. The Company expects that accounts payable will continue to decrease in future periods as certain of these liabilities are satisfied.

         The Company believes that its existing capital resources will enable it to meet operating needs into 1998. However, the Company's capital requirements may change due to numerous factors, including, the progress of the Company's research and development programs, regulatory approvals, competitive and technological advances, the commercial viability of the Company's products, the terms of collaborative arrangements, if any, entered into by the Company, and other factors, many of which are beyond the Company's control. The Company will require substantial additional funds to continue its research and development programs and to commercialize potential products. The Company intends to seek such funds through a combination of future offerings of securities and collaborative arrangements with third parties, and regularly explores alternatives in this regard. There can be no assurance that future funding will be available to the Company or, if available, will be obtainable on terms favorable to the Company. The receipt of funding from corporate partners, if any, will depend largely on the progress of research and development programs. If the Company does not enter into appropriate collaborations, or is not able to raise sufficient funds from the periodic sale of securities, the Company will be required to delay or eliminate expenditures for certain of its potential products, including Cytolex(TM), or to enter into collaborations with third parties to commercialize potential products or technologies that the Company would otherwise seek to develop itself, or to seek other arrangements.

         In February 1997, the Company entered into the SB Agreement in North America with SB for Cytolex(TM). The Agreement provides for an upfront payment by SB to the Company of $5 million. SB may make additional payments to Magainin of up to $27.5 million upon the occurrence of certain product milestones. SB will also fund a percentage of any development expenses for any additional indications for Cytolex(TM). Upon the commencement of commercial sales by SB, Magainin will be responsible for the supply of Cytolex(TM) and SB will be responsible for the marketing and sales of Cytolex(TM). Magainin will receive certain percentages of SB sales revenues under agreed upon terms. The Agreement also gives SB the right to negotiate for rights to another Magainin product development candidate, under certain terms and conditions.

         The Company's capital expenditure requirements will depend upon numerous factors, including the success of Cytolex(TM) and the progress of the Company's other research and development programs, the time and cost required to obtain regulatory approvals, the ability of the Company to enter into additional collaborative arrangements, the demand for products based on the Company's technology, if and when such products are approved, and possible acquisitions of products, technologies and companies. The Company had no significant capital commitments as of March 31, 1997.

         The Company contracts with third parties for the manufacture of materials. There are a limited number of companies currently able to produce materials on the scale which the Company expects to require to commercialize its compounds. There can be no assurance that qualified outside contractors will be available to manufacture materials for the Company, or do so at costs which are affordable by the Company. The Company is currently dependent upon Abbott for the production of bulk Cytolex(TM), and, as described above, Abbott is currently conducting certain manufacturing development activities. The Company and Abbott have agreed that, upon completion of such activities, they will negotiate in good faith a supply agreement for the Company's worldwide supply needs of Cytolex(TM). In the event that this agreement is not entered into, or Abbott does not otherwise continue to manufacture Cytolex(TM), the Company's timeline to commercialize Cytolex(TM) would be adversely affected, and the Company would need to spend substantial funds on securing other manufacturing arrangements or building a manufacturing infrastructure, and licensing applicable manufacturing related technology from such contract manufacturer.

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

         The Company's dependence on third parties for manufacturing may adversely affect operating results as well as the Company's ability to develop and deliver products on a timely and competitive basis. Significant progress in scale-up and manufacturing development efforts will be required to enable the Company to manufacture and sell Cytolex(TM) on a profitable basis. No assurance can be given that a cost-effective manufacturing process can be developed, or that any such process would be approved by the FDA, or that the Company, Abbott, or others will be able to manufacture Cytolex(TM) or any of the Company's other proposed products on a commercially viable basis.

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

         The Company believes that patent and other proprietary rights are important to its business, and in this regard, files applications as appropriate for patents covering potential products and processes. The Company may be required to expend substantial funds to protect any such patents against infringement or to determine the priority of inventions in interference proceedings. If patents are issued to other parties that contain claims that are interpreted to cover any of the Company's proposed products, there can be no assurance that the Company would be able to obtain licenses to such patents at a reasonable cost, if at all, or be able to develop or obtain alternative technology. Failure by the Company to obtain a patent on, or license to use, any technology required to commercialize its proposed products would have a material adverse impact on the Company.

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

                                     PART II

                                OTHER INFORMATION


          ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                  (a) The following exhibit has been filed as part of this Quarterly Report on Form 10-Q.

                           Exhibit Number

                           10.30 Second Addendum to Manufacturing Agreement with Abbott Laboratories, dated May 7, 1997.(1)

                  (b)      Reports on Form 8-K

                           A report on Form 8-K (Item 5 - Other Events) was filed with the Securities and Exchange Commission on February 13, 1997 reporting that the Company had entered into a development, supply and distribution agreement in North America with SmithKline Beecham Corporation for the Company's lead development candidate, Cytolex(TM) (MSI-78).


--------

1 Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to the Company's Application Requesting Confidential Treatment under the Securities Exchange Act of 1934.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 MAGAININ PHARMACEUTICALS INC.
                                                 (REGISTRANT)





DATE:  MAY 9, 1997                               /S/ JAY MOORIN
                                                 -------------------------------
                                                 JAY MOORIN
                                                 CHAIRMAN, PRESIDENT AND
                                                 CHIEF EXECUTIVE OFFICER



                                                 /S/ MICHAEL R. DOUGHERTY
                                                 -------------------------------
                                                 MICHAEL R. DOUGHERTY
                                                 EXECUTIVE VICE PRESIDENT AND
                                                 CHIEF FINANCIAL OFFICER

                                  EXHIBIT INDEX


Exhibit                                                                    Page
Number                               Document                             Number
------                               --------                             ------

10.30                          Second Addendum to Manufacturing
                               Agreement with Abbott Laboratories
                               dated May 7, 1997.