Form 10-Q
period 1997-06-30
MAGAININ PHARMACEUTICALS INC
filed 1997-08-13
CIK 880431

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q



(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended        JUNE 30, 1997
                                            -------------------------

                                       OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

              For the transition period from              to
                                              -----------    ----------

               COMMISSION FILE NUMBER:                0-19651
                                      ------------------------------------------


                         MAGAININ PHARMACEUTICALS INC.
             (Exact name of registrant as specified in its charter)


                   DELAWARE                                                             13-3445668
(State or other jurisdiction of incorporation of organization)             (I.R.S. Employer Identification No.)


          5110 CAMPUS DRIVE,  PLYMOUTH MEETING, PENNSYLVANIA,   19462
             (Address of principal executive offices and Zip Code)

                               (610) - 941 - 4020
              (Registrant's telephone number, including area code)


                          --------------------------
  (Former name, former address and former fiscal year, if changed since last report)

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

    COMMON STOCK,  $.002 PAR VALUE - 19,365,218 SHARES  (AUGUST 11, 1997)

                         MAGAININ PHARMACEUTICALS INC.




                                     INDEX



                                                                                                   PAGE
PART I -    FINANCIAL INFORMATION

   ITEM 1.     FINANCIAL STATEMENTS

               Unaudited Balance Sheets as of June 30, 1997 and
               December 31, 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1

               Unaudited Statements of Operations for the three and six months
               ended June 30, 1997 and 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . .    2

               Unaudited Statements of Cash Flows for the six months ended
               June 30, 1997 and 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3

               Notes to Unaudited Financial Statements  . . . . . . . . . . . . . . . . . . . . .    4


   ITEM 2.     Management's Discussion and Analysis of Financial Condition
               and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . .    6



PART II -   OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   12

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   13

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         MAGAININ PHARMACEUTICALS INC.

                                 BALANCE SHEETS
                                  (unaudited)

                    (In thousands, except per share amounts)

                                                                     June 30,                December 31,
                                                                       1997                     1996
                                                                   ------------           -----------------
              ASSETS
Current assets:
  Cash and cash equivalents   . . . . . . . . . . . .               $      685               $    2,072
  Short-term investments  . . . . . . . . . . . . . .                   26,462                   31,268
  Prepaid expenses and other current assets   . . . .                      567                      454
                                                                    ----------               ----------
         Total current assets . . . . . . . . . . . .                   27,714                   33,794
Fixed assets, net . . . . . . . . . . . . . . . . . .                    2,969                    2,506
Long-term investments . . . . . . . . . . . . . . . .                    3,999                       --
Other assets    . . . . . . . . . . . . . . . . . . .                       72                       76
                                                                    ----------               ----------
         Total assets . . . . . . . . . . . . . . . .               $   34,754               $   36,376
                                                                    ==========               ==========

         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses   . . . . . .               $    4,880               $    5,145
  Note payable - current  . . . . . . . . . . . . . .                      500                      250
  Equipment lease obligations - current   . . . . . .                       95                      123
                                                                    ----------               ----------
         Total current liabilities  . . . . . . . . .                    5,475                    5,518
Note payable - long term  . . . . . . . . . . . . . .                      500                      750
Equipment lease obligations - long term . . . . . . .                       --                       38
Deferred rent . . . . . . . . . . . . . . . . . . . .                      111                      127
                                                                    ----------               ----------
         Total liabilities  . . . . . . . . . . . . .                    6,086                    6,433
                                                                    ----------               ----------

Commitments, contingencies and other matters
Stockholders' equity:
  Preferred stock -- $.001 par value; shares authorized
  -9,211, none issued  . . . . . . . . . . . . . . .                        --                       --
  Common stock -- $.002 par value; shares authorized
  -45,000;  shares issued and outstanding
  -19,365 and 19,364   . . . . . . . . . . . . . . .                        39                       39
  Additional paid-in capital  . . . . . . . . . . . .                  125,143                  125,134
  Unrealized gain on investments    . . . . . . .                           14                       13
  Accumulated deficit   . . . . . . . . . . . . . . .                  (96,528)                 (95,243)
                                                                    ----------               ----------
              Total stockholders' equity  . . . . . .                   28,668                   29,943
                                                                    ----------               ----------

              Total liabilities and stockholders' equity            $   34,754               $   36,376
                                                                    ==========               ==========

  See accompanying notes to unaudited financial statements.

                         MAGAININ PHARMACEUTICALS INC.


                            STATEMENTS OF OPERATIONS
                                  (unaudited)

                    (in thousands, except per share amounts)



                                                  Three Months Ended              Six Months Ended
                                                       June 30,                       June 30,
                                                  1997           1996           1997           1996
                                               ----------     ----------     ----------     ----------
Contract revenue  . . . . . . . . .            $  5,038       $     38       $ 10,075       $      75

Costs and expenses:
  Research and development  . . . .               5,830          5,978         10,537          12,082
  General and administrative  . . .                 784            789          1,649           1,589
                                               --------       --------       --------       ---------
                                                  6,614          6,767         12,186          13,671
                                               --------       --------       --------       ---------

Loss from operations  . . . . . . .              (1,576)        (6,729)        (2,111)        (13,596)

Interest income . . . . . . . . . .                 428            508            870           1,102
Interest expense  . . . . . . . . .                 (22)            (5)           (44)            (10)
                                               --------       --------       ---------      ---------

Net loss  . . . . . . . . . . . . .            $ (1,170)      $ (6,226)      $ (1,285)      $ (12,504)
                                               ========       ========       =========      =========

Net loss per share  . . . . . . . .            $   (.06)      $   (.36)      $   (.07)      $    (.73)
                                               ========       ========       =========      =========

Weighted average
  shares outstanding  . . . . . . .              19,365         17,108         19,364          17,084



See accompanying notes to unaudited financial statements.

                         MAGAININ PHARMACEUTICALS INC.


                            STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                 (In thousands)


                                                                                Six Months
                                                                                   Ended
                                                                                  June 30,
                                                                        --------------------------
                                                                        1997                  1996
                                                                      --------              --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss  . . . . . . . . . . . . . . . . . . . . . . .            $ (1,285)          $  (12,504)

  Adjustments to reconcile net loss to
    net cash used in operating activities:
         Depreciation and amortization  . . . . . . . . .                 454                  250
         Deferred rent  . . . . . . . . . . . . . . . . .                 (16)                  (7)
         (Increase) in prepaid expenses and other assets                 (109)                (143)
         Increase (decrease) in accounts payable
          and accrued expenses  . . . . . . . . . . . . .                (265)               1,821
                                                                     --------           ----------

         Net cash used in operating activities  . . . . .              (1,221)             (10,583)
                                                                     --------           ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of investments  . . . . . . . . . . . . . . .             (31,657)              (9,227)
  Proceeds from maturities and sales of investments   . .              32,465               20,949
  Capital expenditures  . . . . . . . . . . . . . . . . .                (917)                (602)
                                                                     --------           ----------

         Net cash provided by (used in) investing
            activities  . . . . . . . . . . . . . . . . .                (109)              11,120
                                                                     --------           ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on capitalized equipment leases  . . . . . . .                 (66)                 (76)
  Proceeds from sale of stock and
    exercise of options and warrants  . . . . . . . . . .                   9                  365
                                                                     --------           ----------

         Net cash provided by (used in)
            financing activities  . . . . . . . . . . . .                 (57)                 289
                                                                     --------           ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS  . .              (1,387)                 826

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD  . . . .               2,072                1,880
                                                                     --------           ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD  . . . . . . .            $    685           $    2,706
                                                                     ========           ==========



See accompanying notes to unaudited financial statements.

                         MAGAININ PHARMACEUTICALS INC.


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

B)   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued expenses consist of the following (in thousands):

                                                               June 30,                   December 31,
                                                                 1997                        1996
                                                                ------                      ------
         Accounts payable                                       $  190                      $  176
         Clinical trial costs                                      647                         720
         Manufacturing development costs                         3,270                       3,426
         Preclinical costs                                         130                         269
         Professional fees                                         149                         200
         Accrued compensation and benefits                         408                           4
         Other                                                      86                         350
                                                                ------                      ------
                                                                $4,880                      $5,145


C)   COLLABORATIVE AGREEMENTS

         In February 1997, the Company entered into a development, supply and distribution agreement (the "Agreement") in North America with SmithKline Beecham ("SB") for Cytolex(TM). SB has paid the Company $10 million under this Agreement, and may make additional payments to Magainin of up to $22.5 million, upon the occurrence of certain product milestones. SB will also fund a percentage of any development expenses for any additional indications for Cytolex(TM). Upon the commencement of commercial sales by SB, Magainin will be responsible for the supply of Cytolex(TM) and SB will be responsible for the marketing and sales of Cytolex(TM). Magainin will receive certain percentages of SB sales revenues under agreed upon terms. The Agreement also gives SB the right to negotiate for rights to another Magainin product development candidate, under certain terms and conditions.

D)   NEW ACCOUNTING PRONOUNCEMENTS

        In February 1997, the Financial Accounting Standards Board issued FAS No. 128, "Earnings per Share," which is effective for financial statements for fiscal years ending after December 15, 1997. This statement simplifies the standards for computing earnings per share previously found in APB Opinion No. 15 and makes them comparable to international EPS standards. The Company intends to adopt FAS No. 128 for its fiscal year ending December 31, 1997; early adoption is not permitted. The Company does not expect that the effect of adopting FAS No. 128 will be material.

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

GENERAL

         The Company is a biopharmaceutical company engaged in the development of breakthrough medicines for serious diseases. The Company's lead product development compound is Cytolex(TM), a topical anti-infective intended for the treatment of infection in diabetic foot ulcers. The Company is also conducting preclinical research on an aminosterol class of compounds. One such compound, squalamine, is being evaluated in cancer. The Company is also conducting research efforts in the genomics of asthma.

         Since commencing operations in 1988, the Company has not generated any sales revenue, and has received nominal amounts of revenue from contracts and grants. The Company has funded operations primarily from the proceeds of public and private placements of securities. The Company has incurred net losses in each year since its inception, and expects to incur additional losses for the next several years. The Company expects that losses will fluctuate from quarter to quarter, and that such fluctuations may be substantial. At June 30, 1997, the Company's accumulated deficit was approximately $96,528,000.

RESULTS OF OPERATIONS

REVENUES

         The Company has received no revenue from product sales. Revenues recorded have consisted principally of revenues recognized under collaborations with corporate partners. The Company recorded revenue of $5,000,000 in the quarter ended June 30, 1997, reflecting the receipt of a milestone payment under the development, supply and distribution agreement entered into in February, 1997 with SmithKline Beecham for Cytolex(TM). For the six month period ended June 30, 1997, the Company recorded revenues of $10,000,000 under this arrangement. The Company also recorded revenues of $37,000 in the second quarter of 1997 and 1996 in connection with a collaborative arrangement with Abbott Laboratories ("Abbott") in the nutritional field.

         The Company does not expect to realize additional milestone revenues in 1997 from its arrangement with SmithKline Beecham. The Company anticipates that its revenues from operations will be limited for the foreseeable future.

RESEARCH AND DEVELOPMENT EXPENSES

         Research and development expenses have decreased for the three and six month periods ended June 30, 1997, as compared to the same periods a year ago, due principally to the completion of clinical testing of Cytolex(TM) in early 1997, partially offset by an increase in preclinical development activities.

         In September 1996, the Company announced results of its initial pivotal trial of Cytolex(TM) for the treatment of infection in diabetic foot ulcers, and in March 1997 the Company reported results from a second such pivotal trial. The clinical trials conducted for Cytolex(TM) yielded substantial data. Such additional data includes information relating to the primary endpoints for the studies, as well as data relating to patient subgroup analysis, wound healing, side effects, and secondary endpoints of the study, including microbiological results. Although the Company believes its two pivotal trials of Cytolex(TM) yielded successful results, there can be no assurance that the United States Food and Drug Administration ("FDA") will concur with the Company's analysis in this regard. Furthermore, the submission to FDA of any application for product approval, and the review by FDA of such application, will require additional time to complete manufacturing activities and stability studies, which additional time may be significant.

         Significant development work is necessary to scale-up the manufacturing process for the Company's products to those levels necessary for a profitable commercial product. The Company contracts with third parties for these development activities, and for the procurement of material for clinical and preclinical testing, and such expenses, including those for Cytolex(TM), amounted to $2,333,000 and $4,197,000 for the three and six month periods ended June 30, 1997 as compared to $2,235,000 and $4,223,000 for the same periods a year ago.

         The Company is working with Abbott with regard to the manufacture of bulk Cytolex(TM). The Company's current arrangement with Abbott provides for the development by Abbott of a chemical process to manufacture bulk Cytolex(TM) on a commercial scale, for the production of bulk Cytolex(TM), and for Abbott to perform those activities necessary to submit a Drug Master File to the FDA in support of any filing for marketing approval of Cytolex(TM). The arrangement with Abbott provides for cash payments by the Company through early 1998 aggregating approximately $17,180,000, as well as the issuance by the Company to Abbott of up to 500,000 shares of its common stock and the obligation to pay a royalty on future sales of Cytolex(TM). Through June 30, 1997, the Company has paid Abbott approximately $12,180,000 under this arrangement. Stock issuances by the Company to Abbott will result in a charge to earnings, representing the fair value of the shares when issued. The Company issued 125,000 shares of common stock to Abbott in October 1995, resulting in a charge to earnings of $1,250,000 in 1995. Future stock issuances are related to the achievement by Abbott of contractual performance milestones which could begin to occur during 1997. Substantial additional funds will also be required to continue manufacturing development efforts beyond the term of this current arrangement.

         The level of the Company's research and development expenses in future periods will depend upon the success of the development efforts for Cytolex(TM), and the progress of other research programs at the Company. Expenses relating to the development of Cytolex(TM) are expected to continue to be significant in future periods principally as a result of the Company's ongoing manufacturing development program, partially offset by a decline in clinical trial costs related to Cytolex(TM). The Company also expects, in future periods, increased development expenses relating to its aminosterol and asthma programs.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses have consisted principally of personnel costs and professional fees. The Company expects general and administrative expenses to increase in future periods as the Company's level of activities increase.

OTHER EXPENSES/INCOME

         The decrease in interest income in the three and six month periods ended June 30, 1997 as compared to the same periods a year ago is principally due to decreased investment balances.

         Interest expense consists primarily of interest under the Company's credit facility, and the interest component of capital equipment leases. The Company borrowed $1,000,000 under a credit facility in late 1996, resulting in increased interest expense in the three and six month periods ended June 30, 1997 as compared to the same periods a year ago.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         Cash and investments were approximately $31,146,000 at June 30, 1997 as compared to $33,340,000 at December 31, 1996. The primary use of cash was to finance the Company's operations. Net cash used in operating activities was $1,221,000 and $10,583,000 for the six months ended June 30, 1997 and 1996, respectively.

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

         Capital expenditures increased to $917,000 in the six months ended June 30, 1997, principally reflecting equipment purchases.

         Accounts payable and accrued expenses decreased to $4,880,000 at June 30, 1997 as compared to $5,145,000 at December 31, 1996, due principally to payments made under certain manufacturing development arrangements. The Company expects that liability balances will continue to decrease in future periods as certain of these obligations are satisfied.

         The Company believes that its existing capital resources will enable it to meet operating needs into 1998. However, the Company's capital requirements may change due to numerous factors, including, the progress of the Company's research and development programs, manufacturing development activities, regulatory approvals, competitive and technological advances, the commercial viability of the Company's products, the terms of collaborative arrangements, if any, entered into by the Company, and other factors, many of which are beyond the Company's control. The Company will require substantial additional funds to continue its research and development programs and to commercialize potential products. The Company intends to seek such funds through a combination of future offerings of securities and collaborative arrangements with third parties, and regularly explores alternatives in this regard. There can be no assurance that future funding will be available to the Company or, if available, will be obtainable on terms favorable to the Company. The receipt of funding from corporate partners, if any, will depend largely on the progress of research and development programs. If the Company does not enter into appropriate collaborations, or is not able to raise sufficient funds from the periodic sale of securities, the Company will be required to delay or eliminate expenditures for certain of its potential products, including Cytolex(TM), or to enter into collaborations with third parties to commercialize potential products or technologies that the Company would otherwise seek to develop itself, or to seek other arrangements.

         In February 1997, the Company entered into a development, supply and distribution agreement (the "Agreement") in North America with SmithKline Beecham ("SB") for Cytolex(TM). SB has paid the Company $10 million under this Agreement, and may make additional payments to Magainin of up to $22.5 million upon the occurrence of certain product milestones. SB will also fund a percentage of any development expenses for any additional indications for Cytolex(TM). Upon the commencement of commercial sales by SB, Magainin will be responsible for the supply of Cytolex(TM) and SB will be responsible for the marketing and sales of Cytolex(TM). Magainin will receive certain percentages of SB sales revenues under agreed upon terms. The Agreement also gives SB the right to negotiate for rights to another Magainin product development candidate, under certain terms and conditions.

         The Company's capital expenditure requirements will depend upon numerous factors, including the success of Cytolex(TM) and the progress of the Company's other research and development programs, the time and cost required to obtain regulatory approvals, the ability of the Company to enter into additional collaborative arrangements, the demand for products based on the Company's technology, if and when such products are approved, and possible acquisitions of products, technologies and companies. The Company had no significant capital commitments as of June 30, 1997.

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


                                    PART II

                               OTHER INFORMATION



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's annual meeting of stockholders was held on May 7, 1997. At this meeting, stockholders of the Company approved the election of seven (7) directors.

     The number of votes cast for, and withheld from, each nominee is set forth below.

                                                                  For                Withheld
                                                                  ---                --------
         Jay Moorin                                            16,860,201             61,757
         Michael A. Zasloff, M.D., Ph.D.                       16,885,201             36,757
         Bernard Canavan, M.D.                                 16,883,701             38,257
         Zola P. Horovitz, Ph.D.                               16,883,701             38,257
         Charles A. Sanders, M.D.                              16,880,191             41,767
         Robert F. Shapiro                                     16,885,201             36,757
         James B. Wyngaarden, M.D.                             16,880,691             41,267


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



                                           MAGAININ PHARMACEUTICALS INC.
                                           (REGISTRANT)





DATE:  AUGUST 11, 1997                      /S/    JAY MOORIN
                                           -----------------------------------
                                           JAY MOORIN
                                           CHAIRMAN, PRESIDENT &
                                            CHIEF EXECUTIVE OFFICER



                                            /S/    MICHAEL R. DOUGHERTY
                                           -----------------------------------
                                           MICHAEL R. DOUGHERTY
                                           EXECUTIVE VICE PRESIDENT AND
                                            CHIEF FINANCIAL OFFICER