Form 10-Q
period 1997-09-30
MAGAININ PHARMACEUTICALS INC
filed 1997-10-20
CIK 880431

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended        September 30, 1997
                                       ---------------------------------

                                      or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from              to
                                          ------------    ------------

         Commission File Number:             0-19651
                                ------------------------------------------------

                         MAGAININ PHARMACEUTICALS INC.
            (Exact name of registrant as specified in its charter)


          Delaware                                    13-3445668
(State or other jurisdiction of                   (I.R.S. Employer
incorporation of organization)                   Identification No.)

           5110 Campus Drive, Plymouth Meeting, Pennsylvania, 19462
             (Address of principal executive offices and Zip Code)

                                (610)-941-4020
             (Registrant's telephone number, including area code)


       ----------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Common Stock,  $.002 Par Value - 19,389,657 Shares (October 17, 1997)

                         MAGAININ PHARMACEUTICALS INC.


                                     INDEX


                                                                                    Page
Part I -   Financial Information
   Item 1.   Financial Statements

             Balance Sheets as of September 30, 1997 (unaudited) and
             December 31, 1996....................................................... 1

             Unaudited Statements of Operations for the three and nine months ended September 30, 1997 and 1996....................................... 2

             Unaudited Statements of Cash Flows for the nine months ended
             September 30, 1997 and 1996............................................. 3

             Notes to Unaudited Financial Statements................................. 4


   Item 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations............................................... 7



Part II -  Other Information........................................................ 14

Signatures   ....................................................................... 15

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         MAGAININ PHARMACEUTICALS INC.

                                BALANCE SHEETS


                   (In thousands, except per share amounts)


                                                                          September 30,      December 31,
                                                                              1997               1996
                                                                           ---------          ---------
                                                                          (unaudited)
               ASSETS
Current assets:
   Cash and cash equivalents .....................................         $     365          $   2,072
   Short-term investments ........................................            24,764             31,268
   Prepaid expenses and other current assets .....................               437                454
                                                                           ---------          ---------
         Total current assets ....................................            25,566             33,794
Fixed assets, net ................................................             3,003              2,506
Other assets .....................................................                71                 76
                                                                           ---------          ---------
         Total assets ............................................         $  28,640          $  36,376
                                                                           =========          =========

         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses .........................         $   4,973          $   5,145
   Note payable - current ........................................               500                250
   Equipment lease obligations - current .........................                64                123
                                                                           ---------          ---------
         Total current liabilities ...............................             5,537              5,518
Note payable - long term .........................................             1,000                750
Equipment lease obligations - long term ..........................              --                   38
Deferred rent ....................................................               104                127
                                                                           ---------          ---------
         Total liabilities .......................................             6,641              6,433
                                                                           ---------          ---------

Commitments, contingencies and other matters Stockholders' equity:
   Preferred stock -- $.001 par value; shares authorized
      - 9,211, none issued .......................................              --                 --
   Common stock -- $.002 par value; shares authorized
   - 45,000;  shares issued and outstanding
   - 19,380 and 19,364 ...........................................                39                 39
   Additional paid-in capital ....................................           125,209            125,134
   Unrealized gain on investments ................................                17                 13
   Accumulated deficit ...........................................          (103,266)           (95,243)
                                                                           ---------          ---------
               Total stockholders' equity ........................            21,999             29,943
                                                                           ---------          ---------

               Total liabilities and stockholders' equity ........         $  28,640          $  36,376
                                                                           =========          =========

See accompanying notes to unaudited financial statements.

                         MAGAININ PHARMACEUTICALS INC.


                           STATEMENTS OF OPERATIONS
                                  (unaudited)

                   (in thousands, except per share amounts)

                                            Three Months Ended                Nine Months Ended
                                               September 30,                    September 30,
                                           1997           1996              1997             1996
                                         --------       --------          --------        --------
Revenues:
   Related party contract ......         $     --       $     --          $     --        $     --
   Contract and government grant               13             37            10,088             112
                                         --------       --------          --------        --------

                                               13             37            10,088             112
                                         --------       --------          --------        --------
Costs and expenses:
   Research and development ....            6,327          5,788            16,864          17,870
   General and administrative ..              826            789             2,475           2,378
   Charge for stock issuance
     relating to royalty buy out               --          7,080                --           7,080
                                         --------       --------          --------        --------
                                            7,153         13,657            19,339          27,328
                                         --------       --------          --------        --------

Loss from operations ...........           (7,140)       (13,620)           (9,251)        (27,216)

Interest income ................              431            546             1,301           1,648
Interest expense ...............              (29)            (8)              (73)            (18)
                                         --------       --------          --------        --------

Net loss .......................         $ (6,738)      $(13,082)         $ (8,023)       $(25,586)
                                         ========       ========          ========        ========

Net loss per share .............         $   (.35)      $   (.72)         $   (.41)       $  (1.47)
                                         ========       ========          ========        ========

Weighted average
  shares outstanding ...........           19,369         18,209            19,366          17,459

See accompanying notes to unaudited financial statements.

                         MAGAININ PHARMACEUTICALS INC.


                           STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                (In thousands)


                                                                           Nine Months
                                                                              Ended
                                                                           September 30,
                                                                   ----------------------------
                                                                     1997                 1996
                                                                   --------            --------
Cash flows from operating activities:
   Net loss ..................................................     $ (8,023)           $(25,586)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
         Fair value of stock, options and warrants
              issued .........................................           --               7,080
         Depreciation and amortization .......................          709                 428
         Deferred rent .......................................          (23)                (12)
         Decrease in prepaid expenses and other assets .......           22                  34
         Increase (decrease) in accounts payable
          and accrued expenses ...............................         (172)              2,941
                                                                   --------            --------

             Net cash used in operating activities ...........       (7,487)            (15,115)
                                                                   --------            --------

Cash flows from investing activities:
   Purchases of investments ..................................      (37,426)            (24,883)
   Proceeds from maturities and sales of investments .........       43,934              27,933
   Capital expenditures ......................................       (1,206)             (1,253)
                                                                   --------            --------

             Net cash provided by investing activities .......        5,302               1,797
                                                                   --------            --------

Cash flows from financing activities:
   Proceeds from borrowings on notes payable .................          625                 500
   Payments on notes payable .................................         (125)                 --
   Payments on capitalized equipment leases ..................          (97)               (115)
   Proceeds from sale of securities and
     exercise of options and warrants ........................           75              12,419
                                                                   --------            --------

             Net cash provided by financing activities .......          478              12,804
                                                                   --------            --------

Net (decrease) in cash and cash equivalents ..................       (1,707)               (514)

Cash and cash equivalents at beginning of period .............        2,072               1,880
                                                                   --------            --------

Cash and cash equivalents at end of period ...................     $    365            $  1,366
                                                                   ========            ========

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

      As a result of revenues earned during the nine months ended September 30, 1997, the Company is no longer in the development stage.

B) Accounts Payable and Accrued Expenses

      Accounts payable and accrued expenses consist of the following (in thousands):


                                                September 30,  December 31,
                                                   1997           1996
                                                  ------         ------
      Accounts payable                            $  209         $  176
      Clinical trial costs                           726            720
      Manufacturing development costs              2,273          3,426
      Preclinical costs                              357            269
      Regulatory costs                               577             --
      Professional fees                              163            200
      Accrued compensation and benefits              612              4
      Other                                           56            350
                                                  ------         ------
                                                  $4,973         $5,145

C) Note Payable

   The Company entered into a credit arrangement in 1996 with a commercial bank under which up to $1,000,000 may be borrowed to finance the acquisition of equipment and the costs of improvements to the Company's leased facilities. Borrowings under this credit facility bear interest at a rate of 8.5% for the three year term of the loan. The loan provides for monthly interest payments, with principal payments made in quarterly installments in the second and third year after borrowings. Under this credit arrangement, any amounts outstanding shall become immediately due and payable under certain circumstances, including the failure of the Company to maintain certain minimum cash and investments balance, and financial ratios.

   As of September 30, 1997, the Company has borrowed $875,000 under this facility.

   The Company entered into an additional credit arrangement in 1997 under which up to $1,500,000 may be borrowed. Borrowings under this credit facility bear interest at the prime rate minus one quarter percent, to be established at the time of borrowing. The loan provides for monthly interest payments, with all principal due on April 1999. Under this credit arrangement, any amounts outstanding shall become immediately due and payable under certain circumstances, including the failure of the Company to maintain certain minimum cash and investments balance, and financial ratios.

   As of September 30, 1997, the Company has borrowed $625,000 under this facility.

D) Collaborative Agreements

         In February 1997, the Company entered into a development, supply and distribution agreement (the "Agreement") in North America with SmithKline Beecham ("SB") for Cytolex(TM). SB has paid the Company $10.0 million under this Agreement, and may make additional payments to Magainin of up to $22.5 million, upon the occurrence of certain product milestones. SB will also fund a percentage of any development expenses for any additional indications for Cytolex(TM). Upon the commencement of commercial sales by SB, Magainin will be responsible for the supply of Cytolex(TM) and SB will be responsible for the marketing and sales of Cytolex(TM). Magainin will receive certain percentages of SB sales revenues under agreed upon terms. The Agreement also gives SB the right to negotiate for rights to another Magainin product development candidate, under certain terms and conditions.

E) New Accounting Pronouncements

   In February 1997, the Financial Accounting Standards Board issued FAS No. 128, "Earnings per Share," which is effective for financial statements for fiscal years ending after December 15, 1997. This statement simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, making such standards comparable to international EPS standards. The Company intends to adopt FAS No. 128 for its fiscal year ending December 31, 1997; early adoption is not permitted. The Company does not expect that the effect of adopting FAS No. 128 will be material.

ITEM 2.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS




      This report contains, in addition to historical information, statements by the Company with regard to its expectations as to financial results and other aspects of its business that involve risks and uncertainties and may constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements reflect management's current views and are based on certain assumptions. Actual results could differ materially from those currently anticipated as a result of a number of factors, including, but not limited to, the risks and uncertainties discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein, under
      Item 1 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 as filed with the Securities and Exchange Commission, and under "Risk Factors" in the Company's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on October 20, 1997.

General

     The Company is a biopharmaceutical company engaged in the development of medicines for serious diseases. The Company has completed two pivotal Phase III clinical trials for its lead product development candidate, Cytolex, a topical cream antibiotic intended for the treatment of infection in diabetic foot ulcers. The Company is also conducting preclinical research on an aminosterol class of compounds. One such compound, squalamine, is being evaluated in cancer. The Company's newest research efforts are in the genomics of asthma.

     Since commencing operations in 1988, the Company has not generated any sales revenue. The Company has funded operations primarily from the proceeds of public and private placements of securities. The Company has incurred net losses in each year since its inception, and expects to incur substantial additional losses for the next several years. The Company expects that losses will fluctuate from quarter to quarter, and that such fluctuations may be substantial. At September 30, 1997, the Company's accumulated deficit was approximately $103,266,000.

Revenues
--------

     The Company has received no revenue from product sales. Revenues recorded to date have consisted principally of revenues recognized under collaborations with corporate partners.

     For the nine month period ended September 30, 1997, the Company recorded revenues of $10,000,000 reflecting the receipt of payments under the development, supply and distribution agreement entered into in February, 1997 with SmithKline Beecham (SB) for Cytolex. The Company also recorded revenues of $88,000 and $112,000 in the nine month periods ended September 30, 1997 and 1996 respectively, in connection with a collaborative arrangement with Abbott Laboratories (Abbott) in the nutritional field.

     The Company does not expect to realize additional milestone revenues from its arrangement with SB until FDA approval of Cytolex. However, there can be no assurance that Cytolex will be approved by the FDA. The Company has no other currently existing collaborations which will result in the realization of research and development revenues.

Research and Development Expenses
---------------------------------

     Research and development expenses increased in the three month period ended September 30, 1997 as compared to the same period a year ago, due principally to increased preclinical activities associated with squalamine. Research and development expenses decreased in the nine month period ended September 30, 1997 as compared to the same period a year ago, due principally to the completion of clinical testing of Cytolex in early 1997, partially offset by an increase in preclinical development activities.

     Significant development work is necessary to scale-up the manufacturing process for the Company's products to those levels necessary for a profitable commercial product. The Company contracts with third parties for these manufacturing development activities, and for the procurement of material for clinical and preclinical testing, and such expenses, including those for Cytolex, amounted to $2,523,000, and $6,720,000 for the three and nine month periods ended September 30, 1997 as compared to $2,246,000 and $6,470,000 for the same periods a year ago.

     The Company is working with Abbott with regard to the manufacture of bulk drug substance for Cytolex. The Company's current arrangement with Abbott provides for the development by Abbott of a solution phase chemical process to manufacture bulk drug substance for Cytolex on a commercial scale, for the production of bulk drug substance for Cytolex for development purposes, and for Abbott to perform those activities necessary to submit a Drug Master File to the FDA in support of any filing for marketing approval of Cytolex. This arrangement provides for cash payments by the Company to Abbott through early 1998 aggregating approximately $17,180,000, as well as the issuance by the Company to Abbott of up to 500,000 shares of its common stock and the obligation to pay a royalty on future sales of Cytolex. Through September 30, 1997, the Company has paid Abbott approximately $14,130,000 under this arrangement. Stock issuances by the Company to Abbott will result in a charge to earnings, representing the fair value of the shares when issued. The Company issued 125,000 shares of common stock to Abbott in October 1995, resulting in a charge to earnings of $1,250,000 in 1995. Future stock issuances are related to the achievement by Abbott of contractual performance milestones, which could begin to occur in 1997.

     In September 1996, the Company announced results of its initial pivotal trial of Cytolex for the treatment of infection in diabetic foot ulcers, and in March 1997 the Company reported results from a second such pivotal trial. The clinical trials conducted for Cytolex yielded substantial data. Such data includes information relating to the primary endpoint for the studies (clinical cure or improvement of infection), as well as additional data relating to microbiological results, patient subgroup analysis, wound healing and side effects. Although the Company believes the two pivotal trials of Cytolex yielded successful results, there can be no assurance that the FDA will concur with the Company's analysis in this regard.

     There can be no assurance that Cytolex will receive FDA approval on a timely basis, if at all. The failure of the Company to obtain FDA approval for Cytolex, any significant delay in obtaining such approval, or the imposition of highly restrictive conditions on such approval, would have a material adverse effect on the Company.

     The level of research and development expenses in future periods will depend upon the success of the Cytolex development program, and the progress of other research programs at the Company. Expenses relating to the development of Cytolex are expected to continue to be significant in future periods principally as a result of the Company's ongoing manufacturing development program, partially offset by a decline in clinical trial costs related to Cytolex. The Company also expects, in future periods, increased development expenses relating to its aminosterol and asthma genomics programs.

General and Administrative Expenses
-----------------------------------

     General and administrative expenses have consisted principally of personnel costs and professional fees, and have increased in the three and nine month periods ended September 30, 1997 as compared to the same periods a year ago, due largely to increases in professional fees expense. The Company expects general and administrative expenses to increase in future periods as the Company's level of activities increases.

Other Expenses/Income
---------------------

     The Company recorded in the three months ended September 30, 1996 a non-cash charge to earnings of $7,080,000 million, representing the fair value of 550,000 shares of Common Stock issued by the Company in a buyout of royalties which the Company would otherwise have owed on any sales of Cytolex.

     The decrease in interest income in the three and nine month periods ended September 30, 1997 as compared to the same periods a year ago is principally due to decreased investment balances.

     Interest expense consists primarily of interest under the Company's credit facilities, and the interest component of capital equipment leases. In late 1996 and early 1997, the Company borrowed $1,500,000 under its credit facilities resulting in increased interest expense in the three and nine month periods ended September 30, 1997 as compared to the same periods a year ago.

Net Loss
--------

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

Financial Condition, Liquidity and Capital Resources

     Cash and investments were approximately $25,129,000 at September 30, 1997 as compared to $33,340,000 at December 31, 1996. The primary use of cash was to finance the Company's operations. Cash used in operating activities was $7,487,000 and $15,115,000 for the nine months ended September 30, 1997 and 1996, respectively.

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

     Capital expenditures were $1,206,000 in the nine months ended September 30, 1997, principally reflecting equipment purchases.

     Accounts payable and accrued expenses decreased to $4,973,000 at September 30, 1997 as compared to $5,145,000 at December 31, 1996, due principally to payments made under certain manufacturing development arrangements, partially offset by increases in accrued regulatory costs and compensation costs. The Company expects a decrease in accounts payable and accrued expenses in future periods as certain of these liabilities are satisfied.

     In February 1997, the Company entered into a development, supply and distribution agreement (the "Agreement") in North America with SB for Cytolex. SB has paid the Company $10.0 million under this Agreement, and may make additional payments to Magainin of up to $22.5 million upon the occurrence of certain product milestones. SB will also fund a percentage of any development expenses for any additional indications for Cytolex. Upon the commencement of commercial sales by SB, Magainin will be responsible for the supply of Cytolex and SB will be responsible for the marketing and sales of Cytolex. Magainin will receive certain percentages of SB sales revenues under agreed upon terms. The Agreement also gives SB the right to negotiate for rights to another Magainin product development candidate, under certain terms and conditions.

     The Company believes that its existing capital resources will enable it to meet operating needs into 1998. However, the Company's capital requirements may change due to numerous factors, including the progress of the Company's research and development programs, regulatory approvals, competitive and technological advances, the commercial viability of the Company's products, the terms of collaborative arrangements, if any, entered into by the Company, and other factors, many of which are beyond the Company's control. The Company will require substantial additional funds to continue its research and development programs and to commercialize potential products. The Company intends to seek such funds through a combination of future offerings of securities and collaborative arrangements with third parties, and regularly explores alternatives in this regard. There can be no assurance that future funding will be available to the Company or, if available, will be obtainable on terms favorable to the Company. The receipt of funding, if any, from corporate partners, including SB, will depend largely on the progress of research and development programs. If the Company does not enter into appropriate collaborations, receive additional funds under its current arrangement, or raise sufficient funds from the periodic sale of securities, the Company will be required to delay or eliminate expenditures for potential products, including Cytolex, or to enter into collaborations with third parties to commercialize potential products or technologies that the Company would otherwise seek to develop itself, or seek other arrangements.

     The Company's capital expenditure requirements will depend upon numerous factors, including the success of Cytolex and the progress of the Company's other research and development programs, the time and cost required to obtain regulatory approvals, the ability of the Company to enter into additional collaborative arrangements, the demand for products based on the Company's technology, if and when such products are approved, and possible acquisitions of products, technologies and companies. The Company had no significant capital commitments as of September 30, 1997.

     The Company does not have the resources, facilities or capabilities to manufacture any of its proposed products. The Company has no current plans to establish a manufacturing facility. The Company expects that it will be dependent to a significant extent on contract manufacturers for commercial scale manufacturing of its proposed products in accordance with regulatory standards. The Company's dependence on third parties for manufacturing may adversely affect operating results as well as the Company's ability to develop and deliver products on a timely and competitive basis. Production of peptides (such as Cytolex and other magainins) is expensive relative to production of traditional antibiotics. Additionally, there are a limited number of companies which are currently able to produce bulk peptides on the scale which the Company expects to require to commercialize Cytolex. There can be no assurance that qualified outside contractors will be available to manufacture materials for the Company, or do so at costs which are affordable by the Company.

     The Company and Abbott have agreed that upon completion of Abbott's development activities, they will negotiate in good faith a supply agreement for the Company's worldwide supply needs of bulk drug substance for Cytolex. Early stage discussions as to supply cost have occurred with Abbott, and, based on these discussion, the Company believes that further progress in scale-up and manufacturing development efforts, as well as increases in projected volumes, will be required to enable the Company to manufacture and sell Cytolex on a profitable basis. This may require substantial additional funds. No assurance can be given that a cost-effective manufacturing process can be developed, or that any such process would be approved by the FDA, or that the Company, Abbott, or others will be able to manufacture Cytolex on a commercially viable basis.

     The Company is currently dependent upon Abbott for the production of bulk drug substance for Cytolex. In the event that bulk drug substance for Cytolex is not manufactured at Abbott, the Company will need to secure other manufacturing arrangements. The process developed by Abbott is proprietary, and in the event the Company desires to utilize, or have another party utilize such technology, the Company will be required to make license payments to Abbott. The Company has certain efforts under way with respect to alternative manufacturing sources, including recombinant manufacturing, however, these programs are at an early stage, and significant expenditures over an extended period of time will be required to develop a commercially viable process, and there can be no assurance that such efforts will be successful.

     The Company also expects to conduct significant manufacturing development activities for its other products under development. The Company is currently working with outside contractors for the chemical production of squalamine. The Company expects to expend significant resources in the production of squalamine and any other compounds under development, and there can be no assurance that these efforts will be successful.

     The Company's business is subject to a number of substantial risks and uncertainties. In addition to the information set forth above, see the information set forth under "Risk Factors" in the Company's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on October 20, 1997.

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



                                         Magainin Pharmaceuticals Inc.
                                         (Registrant)





Date:  October 20, 1997                  /s/ Jay Moorin
                                         -------------------------------
                                         Jay Moorin
                                         Chairman, President &
                                         Chief Executive Officer



                                         /s/ Michael R. Dougherty
                                         -------------------------------
                                         Michael R. Dougherty
                                         Executive Vice President and
                                         Chief Financial Officer