Form 10-K405
period 1997-12-31
MAGAININ PHARMACEUTICALS INC
filed 1998-03-13
CIK 880431

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K
   (Mark One)
   [ X ]     Annual report pursuant to section 13 or 15(d) of the Securities
             Exchange Act of 1934
             For the fiscal year ended DECEMBER 31, 1997
                                       -----------------
                                       OR
   [   ]     Transition report pursuant to section 13 or 15(d) of the
             Securities Exchange Act of 1934
             For the transition period from               to
                                           ---------------  -----------------

                         Commission File Number 0-19651
                                                -------

                         MAGAININ PHARMACEUTICALS INC.
            -------------------------------------------------------
            (Exact name of registrant as specified in its charter.)

          Delaware                                         13-3445668
-------------------------------                            ----------
(State or other jurisdiction of                            (IRS Employer
incorporation or organization)                             Identification No.)

5110 Campus Drive, Plymouth Meeting, PA                    19462
---------------------------------------                    -----
(Address of principal executive offices)                   (Zip Code)

       Registrant's telephone number, including area code: (610) 941-4020
                                                           --------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

       None                                              N/A
-----------------                    -------------------------------------------
(Title of each class)                (Name of each exchange on which registered)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $158,602,000. Such aggregate market value was computed by reference to the closing price of the Common Stock as reported on the National Market System of The Nasdaq Stock Market, on March 5, 1998. For purposes of this calculation only, the registrant has defined affiliates as including all directors and executive officers. The number of shares of the registrant's Common Stock outstanding as of March 5, 1998 was 22,105,130.

                      DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement for the Registrant's 1998 Annual Meeting of Stockholders to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Form 10-K.

                         MAGAININ PHARMACEUTICALS INC.
                               INDEX TO FORM 10-K

                                                DESCRIPTION                                 PAGE NO
                                                -----------                                 -------
                 PART I
         ITEM 1  BUSINESS                                                                       1

         ITEM 2  PROPERTIES                                                                    24

         ITEM 3  LEGAL PROCEEDINGS                                                             24

         ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                           24


                 PART II
         ITEM 5  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER                 24
                 MATTERS

         ITEM 6  SELECTED FINANCIAL DATA                                                       26

         ITEM 7  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                 FINANCIAL CONDITION                                                           27

         ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK                     31

         ITEM 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                   31

         ITEM 9  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                 FINANCIAL DISCLOSURE                                                          31


                 PART III
        ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                            32

        ITEM 11  EXECUTIVE COMPENSATION                                                        32

        ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT                32

        ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                32


                 PART IV
        ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K               32

                 INDEX TO FINANCIAL STATEMENTS                                                F-1

ITEM 1           BUSINESS

GENERAL

         Magainin Pharmaceuticals Inc. ("Magainin" or the "Company") is a biopharmaceutical company engaged in the development of medicines for serious diseases. The Company's development efforts are focused on anti-infectives, oncology, and pulmonary and allergic disorders.

         Magainin's research and drug development efforts are focused on two technology platforms:

     - Host Defense Drug Discovery--the Company isolates and develops therapeutically active compounds from the host defense systems of animals. Magainin peptides represent a new class of antibiotics being developed for the treatment of infection. The Company's second host defense class, aminosterols, is a new class of pharmaceuticals which the Company believes may have multiple applications, including the control of cell proliferation.

     - Asthma Genomics--the Company employs a broad range of genomics techniques to identify genes associated with the pathogenesis of asthma, with the objective of utilizing the optimal biologic gene targets in the development of novel therapeutics for asthma and allergy.


         Magainin Peptides--Cytolex(TM)

         The Company's most advanced class of compounds under development are magainin peptides. Discovered in the skin of the African clawed frog, magainins have demonstrated broad activity against a variety of pathogens in preclinical studies. These molecules act by puncturing the membrane of the pathogen cell, resulting in the death of the pathogen.

         The Company's lead product development candidate is Cytolex(TM) (formerly called MSI-78), a topical cream antibiotic. The Company has completed two pivotal Phase III clinical trials of Cytolex for the treatment of infection in diabetic foot ulcers. These studies were designed as equivalence trials, with the goal of demonstrating that topically applied Cytolex is as effective as orally administered ofloxacin, a quinolone antibiotic indicated for the treatment of infection, including skin and soft tissue infections. The Company intends to submit a New Drug Application ("NDA") to the U.S. Food and Drug Administration (the "FDA") based on the results of these trials early in the second half of 1998. See Item 1 -- Risk Factors: "Risks Associated with Clinical Testing and FDA Approval of Cytolex."

         In February 1997, the Company and SmithKline Beecham ("SB") entered into a development, supply and distribution agreement pursuant to which SB will market and sell Cytolex in North America. Under this agreement, SB has paid $10 million to the Company, and may make additional payments of up to $22.5 million upon the occurrence of certain product milestones. SB will also fund a majority of development expenses for any additional indications for Cytolex.

         Cytolex(TM) is a registered trademark of the Company. All other brand names or trademarks appearing herein are the property of their respective holders.

         Aminosterols--Squalamine

         Squalamine is the lead product development candidate in the Company's aminosterol program. Squalamine was discovered in the body tissues of the dogfish shark. The shark was initially examined because of its known resistance to infection and cancer. Since the discovery of squalamine, the Company has discovered several other aminosterol compounds in the shark. In preclinical testing conducted to date, certain of these compounds have demonstrated an ability to control cell growth, along with other pharmacological properties. These properties may have application in the treatment of disease indications characterized by cell proliferation, such as cancer.

         The Company's initial disease focus for squalamine is solid tumors. The formation of new blood vessels, or angiogenesis, is believed to be a critical factor in tumor growth. Squalamine may be of benefit in the treatment of a number of solid tumors by inhibition of new blood vessel growth required for tumor nourishment.

         The Company is currently conducting Phase I clinical testing of squalamine in patients with advanced malignancy.

         Asthma Genomics

         In 1996, the Company initiated a research program in the genomics of asthma. These efforts led to the identification of AAF1, a gene which varies in DNA structure and function in asthmatic and allergic humans and animals. The Company maintains a comprehensive research and development program to identify additional genes in the AAF1 biologic pathway, which genes are believed to be important in mediating the allergic responses controlled by AAF1. AAF2 has been discovered in humans as a key second gene candidate in the AAF1 pathway, and other genes have also been identified by the Company. The Company continues to investigate the role of such genes in the allergic inflammatory response.




         Since commencing operations, the Company has not generated any sales revenue. The Company has funded operations primarily from the proceeds of public and private placements of securities. The Company has incurred losses in each year since its inception, and expects to incur substantial additional losses for the next several years. The Company currently has no marketable products, and it may be several years, if ever, until marketable products are developed and approved.

RISK FACTORS

         The Company's business is subject to a number of risks and uncertainties. In addition to the other information contained in this Annual Report on Form 10-K, the following risk factors should be carefully considered.

         Risks Associated with Clinical Testing and FDA Approval of Cytolex. The Company has completed two pivotal Phase III clinical trials of Cytolex for the treatment of infection in diabetic foot ulcers and intends to submit an NDA to the FDA based on the results of these trials early in the second half of 1998. Although the Company believes the two pivotal trials conducted for Cytolex yielded successful results, there can be no assurance that the FDA will concur with the Company's analysis in this regard.

         The clinical trials conducted for Cytolex yielded substantial data including data relating to clinical cure or improvement of infection, and data relating to overall microbiological results. The Company's data package will include extensive additional data, including clinical data on key patient cohorts (subgroups), and microbiology data for specific pathogens. Certain of the data favor ofloxacin. Additionally, the Company is continuing its analyses of data from the studies.


         There can be no assurance that Cytolex will receive FDA approval on a timely basis, if at all. The guidelines pursuant to which clinical trials of this nature are to be conducted have evolved since the commencement of these studies by the Company. There can be no assurance that the FDA will not, after completing its own analysis of the two pivotal trials conducted for Cytolex, determine that such trials should have been conducted or analyzed differently, and thus reach a different conclusion from that reached by the Company or request that further studies be conducted. Conducting additional studies would likely be time consuming and expensive. The failure of the Company to obtain FDA approval for Cytolex, any significant delay in obtaining such approval, or the imposition of highly restrictive conditions on such approval, would have a material adverse effect on the Company.

         Accumulated Deficit; Continuing Losses.   The Company has been engaged
to date primarily in research and development activities and, through December 31, 1997, has generated no revenue from product sales. The Company has incurred losses in each year since its inception, and at December 31, 1997, had an accumulated deficit of approximately $109.6 million. There can be no assurance that the Company will realize product revenues on a timely basis, if at all. The Company's operations are subject to numerous risks associated with research and development companies, including a competitive and regulatory environment in an industry characterized by numerous well-established and well-capitalized companies and exhaustive and expensive regulatory scrutiny. The Company will be required to continue to conduct significant research, development and testing activities which, together with projected general and administrative expenses, are expected to result in continued substantial losses for the foreseeable future.

         Need for Substantial Additional Funds.   The Company will require
substantial additional funds to continue its research and development programs and to commercialize potential products. The Company may not have sufficient funds to complete development activities for any of its proposed products, including Cytolex.

         The Company intends to seek additional funding through a combination of future offerings of securities and collaborative arrangements with third parties, and regularly explores alternatives in this regard. The Company does not have any commitments to obtain any additional funds and has no established banking arrangements through which it can obtain additional debt financing. There can be no assurance that future funding will be available to the Company, or, if available, will be obtainable on terms favorable to the Company. The receipt of funding, if any, from any corporate partners, including SB, will depend largely on the progress of research and development programs. Under collaborative arrangements, the Company may convey marketing, distribution, manufacturing, development or other rights to its proposed products to pharmaceutical companies in order to receive financial or other assistance. This will result in lower consideration to the Company upon commercialization of such products than if no arrangements were entered into or if such arrangements were entered into at later stages in the product development process. There can be no assurance that the Company will be able to enter into such arrangements on favorable terms, if at all.

         If the Company does not enter into appropriate collaborations, receive additional funds from SB under its current agreement, or raise sufficient funds from the periodic sale of securities, the Company will be required to delay or eliminate expenditures for potential products, including Cytolex, or to enter into collaborations with third parties to commercialize potential products or technologies that the Company would otherwise seek to develop itself, or seek other arrangements.

         Manufacturing Uncertainties; Dependence on Third Parties.   The
Company does not have the resources, facilities or capabilities to manufacture any of its proposed products. The Company has no current plans to establish a manufacturing facility. The Company expects that it will be dependent to a significant extent on contract manufacturers for commercial scale manufacturing of its proposed products in accordance with regulatory standards. The Company's dependence on third parties for manufacturing may adversely affect operating results as well as the Company's ability to develop and deliver products on a timely and competitive basis. Production of peptides (such as Cytolex and other magainins) is expensive relative to production of traditional antibiotics. Additionally, there are a limited number of companies which are currently able to produce bulk peptides on the scale which the Company expects to require to commercialize Cytolex. There can be no assurance that qualified outside contractors will be available to manufacture materials for the Company, or do so at costs which are affordable by the Company.

         Contract manufacturers may utilize their own technology, technology developed by the Company, or technology acquired or licensed from third parties. When contract manufacturers develop proprietary process technology and have ownership of the Drug Master File, the Company's reliance on such contract manufacturer is increased, and the Company may have to obtain a license from such contract manufacturer to have its products manufactured by another party. Technology transfer from the original contract manufacturer may also be required. There can be no assurance that any such license will be available on terms acceptable to the Company, or, if available, that such technology will be successfully transferred to the Company. Any such technology transfer may also require transfer of requisite data for regulatory purposes, including information contained in a proprietary Drug Master File held by a contract manufacturer. There can be no assurance that any such transfer can be completed.

         The Company is working with Abbott Laboratories ("Abbott") with regard to development by Abbott of a solution phase chemical process to manufacture bulk drug substance for Cytolex on a commercial scale. The Company is currently dependent upon Abbott for the production of bulk drug substance for Cytolex. In the event that bulk drug substance for Cytolex is not manufactured at Abbott, the Company will need to secure other manufacturing arrangements. The process developed by Abbott is proprietary, and in the event the Company desires to utilize, or have another party utilize, such technology, the Company would be required to make license payments to Abbott. Further progress in scale-up and manufacturing development efforts will be required to enable the Company to manufacture and sell Cytolex on a profitable basis. This may require substantial additional funds. The Company has certain efforts underway with respect to alternative manufacturing sources, including recombinant manufacturing; however, these programs are at an early stage, and significant expenditures over an extended period of time will be required to develop a commercially viable process. No assurance can be given that a cost-effective manufacturing process can ultimately be developed, or that any such process would be approved by the FDA, or that the Company, Abbott, or others will be able to manufacture Cytolex on a commercially viable basis.

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

         Dependence on Sales and Marketing Partners; Marketing Uncertainties. In order to successfully develop and market its products, it will be necessary for the Company to enter into marketing, distribution, development or other arrangements with third parties, granting marketing rights, which may be exclusive, to potential products. The Company has entered into such an arrangement with SB with respect to Cytolex in North America, and intends to seek a sales and marketing collaboration for Cytolex in other territories. Such sales and marketing arrangements may also involve delegating to the Company's partner in such collaborations the responsibility for all or a significant portion of the development and regulatory approval process. In the event that such collaborators do not develop an approvable or marketable product or do not market a product successfully, the Company's business will be adversely affected. There can be no assurance that the Company will be able to enter into any such arrangements in the future, or that such collaborations will be successful.

         The amount and timing of resources to be devoted to the Company's products by any of its collaborative partners is not within the control of the Company. There can be no assurance that the interests of the Company will continue to coincide with the interests of its collaborators. Collaborators could develop products independently or through third parties which could compete with the Company's proposed products. With respect to Cytolex, SB maintains a significant presence in the antibiotic area, and currently sells a topical antibiotic product indicated for the treatment of certain skin infections. Furthermore, SB may unilaterally terminate its agreement with the Company. There can be no assurance that any of the Company's collaborative agreements will not be terminated by the Company's collaborators.

         For certain products under development, the Company may conduct its own marketing activities through its own sales force. The Company has no marketing and sales staff and, although certain members of management have experience in the marketing of pharmaceutical products, the Company has no experience with respect to marketing its proposed products. Significant additional expenditures, management resources and time will be required to develop a sales force, and there can be no assurance that the Company will be successful either in developing a sales force or penetrating the markets for any proposed products it may develop.

         Technological Uncertainty and Early Stage of Product Development. There can be no assurance that the Company's research and development activities will be successful, that any products under development will be approved or will be commercially viable and successfully marketed, or that the Company will ever achieve significant levels of revenue or profits. In addition, the Company may encounter unanticipated problems, including development, regulatory, manufacturing and marketing difficulties, some of which may be beyond the Company's ability to resolve.

         There has been only limited research in the area of the use of naturally occurring host defense compounds for the treatment of infectious and other diseases. The Company has submitted an Investigational New Drug Application ("IND") to the FDA, to obtain authorization for human testing, for only two compounds, Cytolex and squalamine. The Company's research activities in asthma have only recently been initiated, and there can be no assurance that any product candidates will result from these efforts. Additionally, there can be no assurance that results obtained in preclinical studies will be indicative of results that will be obtained in human clinical testing.

         The Company's proposed products are in the developmental stage, require significant further research, development, testing and regulatory approvals and are subject to the risks of failure inherent in the development of all pharmaceutical products. These risks include the possibilities that any or all of the proposed products are found to be ineffective or toxic, or otherwise fail to receive necessary regulatory approvals, that the proposed products, although effective, are uneconomical to manufacture or to market, that third parties hold proprietary rights that preclude the Company from marketing any products, or that third parties market superior or equivalent products.

         No Assurance of Market Acceptance of Cytolex.   Even if the requisite
regulatory approvals for Cytolex are obtained, there is no assurance that such product would be accepted in the United States or foreign markets. A number of factors may affect the rate and overall market acceptance of Cytolex, including the perception by physicians and other members of the health care community of the safety and efficacy of Cytolex on an absolute basis or in comparison to other drugs, the price of Cytolex relative to other drugs or competing treatment modalities, the availability of third-party reimbursement, and the effectiveness of the sales and marketing efforts by SB and the Company relative to the sales and marketing efforts of competitors. In addition, side effects or unfavorable publicity concerning Cytolex or comparable drugs on the market could have an adverse effect on the Company's ability to obtain physician, patient or third-party payor acceptance.

         Government Regulation.   The production and marketing of the Company's
products and its research and development activities are subject to regulation by numerous governmental authorities in the United States and other countries. In the United States, drug products are subject to rigorous review by the FDA. The Federal Food, Drug, and Cosmetic Act and other federal statutes and regulations govern or influence the testing, manufacture, safety, efficacy, labeling, storage, recordkeeping, approval, advertising, promotion and distribution of such products. Noncompliance with applicable requirements can result in Warning Letters, fines, recall or seizure of products, refusal of the government to approve marketing applications or to allow the Company to enter into government supply contracts, the withdrawal of previously approved new drug applications and criminal prosecution.

         In order to obtain FDA approval to market a new drug product, the Company must submit proof of safety, efficacy and quality. Such proof entails extensive and time consuming preclinical and clinical testing. The results of preclinical studies are submitted to the FDA as part of an IND. Once the IND is effective, human clinical trials may be conducted. The results of the clinical trials are submitted to the FDA as part of an NDA.

         Detailed manufacturing information is also required to be included in the NDA for review and approval by the FDA. Among other things, the Company must submit data indicating that the drug product can be consistently manufactured at the same quality standard, that the drug product is stable over time, and that the level of chemical impurities in the drug product is under specified levels. Peptides are an especially difficult compound to manufacture at these standards, particularly in the quantities at which Cytolex will be required to be manufactured. Any contract manufacturers that the Company may use must adhere to the Good Manufacturing Practices prescribed by the FDA. Drug manufacturing facilities must pass a plant inspection before the FDA will issue approval to market a new drug product. There can be no assurance that the manufacturing information submitted for Cytolex, or other products under development, will be sufficient for approval by the FDA.

         Following extensive review of the NDA, the FDA may grant marketing approval, require additional testing or information, or deny the application. Sales of a new drug may commence following FDA approval of an NDA and satisfactory completion of a pre-approval inspection of the manufacturing facility, including a review of pertinent production records. If there are any modifications to the drug, including any changes in indication, manufacturing process, labeling or manufacturing facility, an NDA supplement may be required to be submitted to the FDA. The FDA may also require post-marketing testing and surveillance to monitor the effects of approved products or place conditions on any approvals that could restrict the commercial applications of such products. Product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems concerning safety, efficacy or quality of the product occur following approval.

         Continued compliance with all FDA requirements and conditions in an approved application, including those concerning product specifications, manufacturing process, validation, labeling, promotional material, recordkeeping and reporting, is necessary for all approved drug products. Failure to comply could result in Warning Letters, product recall or other FDA-initiated actions, which could delay further marketing until the products are brought into compliance.

         In October 1992, the Prescription Drug User Fee Act of 1992 ("PDUFA") was enacted, imposing substantial fees on a one-time basis for applications for approval, and on an annual basis for manufacturing and marketing of prescription drugs. Legislation reauthorizing PDUFA is currently pending in Congress and it is anticipated that such user fees will continue and may increase in the future.

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

         Sales of pharmaceutical products outside the United States are subject to foreign regulatory requirements that vary widely from country to country. Whether or not FDA approval has been obtained, approval of a product by comparable regulatory authorities of foreign countries must be obtained prior to the commencement of marketing the product in those countries. The time required to obtain such approvals may be longer or shorter than that required for FDA approval.

         There can be no assurance that any required FDA or other governmental approval will be granted, or if granted, will not be withdrawn. Governmental regulation may prevent or substantially delay the marketing of the Company's proposed products, cause the Company to undertake costly procedures, and furnish a competitive advantage to the more substantially capitalized companies with which the Company competes. In addition, the extent of potentially adverse government regulations which might arise from future administrative action or legislation cannot be predicted. Efforts are currently underway in the U.S. Congress to reform federal regulation of drug and biological products. The reform provisions, when and if implemented, could modify a number of existing legal requirements and standards and create new legal requirements and standards. Although certain of these provisions, if implemented, could streamline and otherwise benefit development, marketing and related requirements for drugs and biologics, others could increase regulatory requirements or otherwise materially adversely affect the Company.

         Competition.   The pharmaceutical industry is characterized by intense
competition. Many companies, research institutions and universities are working in a number of areas similar to the Company's field of interest. The Company is aware that research is being conducted by others in connection with compounds derived from the host defense systems of various animals. Additionally, many companies are involved in research and development activities focused on the pathogenesis of disease, and competition among companies attempting to find genes responsible for disease is intense. Furthermore, many companies are engaged in the development and sale of products, such as traditional antibiotics, which may be, or are, competitive with the Company's proposed products. Most of these entities have substantially greater financial, technical, manufacturing, marketing, distribution and other resources than the Company. The Company's proposed products will also be subject to competition from products using techniques other than those developed by the Company or based on advances that may render the Company's products obsolete.

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

         As to the disease areas being targeted by the Company, there can be no assurance that Cytolex will be successfully marketed against oral antibiotics for the treatment of infection in diabetic foot ulcers. These infections have historically been treated with systemically administered antibiotics, such as ofloxacin, which may be perceived by some medical professionals as having certain advantages over Cytolex. There also can be no assurance that Cytolex can be manufactured at a cost which will allow it to be sold at a competitive price relative to oral antibiotics, or other topical antibiotics that may be used for this indication. Significant efforts are underway by many companies in the development and marketing of products intended for the additional disease areas being targeted by the Company, including cancer and asthma. A number of major pharmaceutical companies have significant franchises in these disease areas, and can be expected to invest heavily to protect these interests. In addition, in the cancer field, anti-angiogenic agents are under development at a number of companies. In the asthma field, other biopharmaceutical companies have also reported the discovery of genes relating to asthma.

         Uncertainties Relating to Patents and Proprietary Rights.   The
Company's success will depend in part upon its ability to obtain patent protection for compounds, uses of compounds, and processes. Patent matters involve complex legal and factual issues, and can be highly uncertain. Host defense compounds can be isolated from a wide variety of sources, and it is not possible for the Company or any other entity to have proprietary rights to all such compounds or their uses. Additionally, chemical entities that are similar to, but not identical with, the Company's compounds, may not be protected by issued patents of the Company. In the genomics area, a number of companies are attempting to rapidly identify and patent genes whose functions have not been characterized. Additional companies are seeking to patent fully characterized genes. The criteria for obtaining patent protection for genes is unclear and the impact of this uncertainty on the Company's business cannot be determined.

         The Company owns or has exclusive rights under license agreements to 45 issued patents, and an additional 26 patent applications are pending, including the patent application relating to Cytolex. Of the 71 patents or patent applications to which the Company has rights, 45 are related to host defense and 26 are related to the Company's research efforts in genomics. There can be no assurance that any patent applications now pending or filed in the future will result in patents being issued or that any patents now held by or licensed to the Company, or issued or licensed to the Company in the future, will afford any competitive advantages for the Company, or will not be challenged by third parties. The cost of litigation to uphold the validity and prevent infringement of patents and to enforce licensing rights can be substantial. Furthermore, there can be no assurance that others will not independently develop similar technologies or duplicate the technology owned by or licensed to the Company or design around the patented aspects of such technology. In addition, there can be no assurance that the products and technologies the Company will seek to market will not infringe patents or other rights owned by others, licenses to which may not be available to the Company.

         The Company also relies upon unpatented proprietary technology, and may determine in appropriate circumstances that its interest would be better served by reliance on trade secrets or confidentiality agreements rather than patents. There can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to such proprietary technology or that the Company can meaningfully protect its rights in such unpatented proprietary technology. Additionally, if the Company is unable to obtain strong proprietary rights protection of its products after obtaining regulatory clearance, competitors may be able to market competing products by obtaining regulatory clearance, through showing equivalency to the Company's product, without being required to conduct the lengthy clinical tests required to be conducted by the Company.

         Virtually all of the Company's key scientists worked at other biotechnology or pharmaceutical companies or at universities and research institutions before joining the Company. Disputes may arise as to whether technology developed by such scientists while employed by or associated with the Company was first discovered when they were employed by or associated with others in a manner that would give third parties rights to such technology superior to the rights, if any, of the Company. Disputes of this nature have occurred in the past, and are expected to continue to arise in the future, and there can be no assurance that the Company will prevail in any such disputes.

         To the extent that consultants, vendors or other third parties apply technological information independently developed by them or by others to the Company's proposed products, disputes may arise as to the proprietary rights to such information, which may not be resolved in favor of the Company. Consultants to the Company are employed by or have consulting agreements with third parties, and any inventions discovered by such individuals are not likely to become the property of the Company.

         The Company has rights under license agreements to certain patents and patent applications under which the Company expects to owe royalties on sales of any products which are covered by issued patent claims. Additionally, certain of these agreements also provide that if the Company elects not to pursue the commercial development of any licensed technology, or does not adhere to an acceptable schedule of commercialization, then the Company's exclusive rights to such technology would terminate.

         Dependence on Key Personnel.   The Company depends to a considerable
degree on a limited number of key personnel. Due to the Company's limited number of employees, many key responsibilities within the Company have been assigned to a relatively small number of individuals. The Company does not maintain "key man" insurance on any of its employees. The loss of certain senior management could adversely affect the business of the Company. The success of the Company will depend, among other factors, upon the successful recruitment and retention of qualified personnel.

         Product Liability and Insurance Risks.   Before obtaining required
regulatory approvals for the commercial sale of products, the Company must demonstrate through human clinical testing that such products are safe and efficacious for use in each target indication. The administration of any product being developed by the Company could produce undesirable side effects in humans. The Company carries limited clinical trial insurance, and there can be no assurance that such coverage is adequate.

         In addition, in the event the Company successfully develops any products, the marketing of such products could expose the Company to product liability claims. Certain agreements require the Company to maintain insurance coverage naming third parties as additional insureds at such time as any related products may be marketed. There can be no assurance that the Company will be able to obtain such insurance or that such insurance can be maintained in sufficient amounts to protect the Company against such liabilities or at a reasonable cost. Certain arrangements also require the Company to indemnify third parties with whom the Company has entered into contractual arrangements against any liabilities that may arise in connection with such third party's activities on behalf of the Company.

         In the event of an uninsured or inadequately insured claim, the Company's business and financial condition could be materially adversely affected.

         Uncertainty Related to Reimbursement Policies; Health Care Reform. Successful commercialization of Cytolex and the Company's other potential products will be dependent in part on the coverage and reimbursement of such products from third-party payors, such as government authorities, private health insurers and other organizations, such as managed care organizations. There can be no assurance that such coverage and reimbursement will be available or, if available, will be in adequate amounts.

         The revenues and profitability of pharmaceutical companies can be significantly affected by the efforts of governmental and third-party payors to contain or reduce the cost of health care through various means. For example, in the United States, pricing of prescription pharmaceutical products has been impacted by the efforts of managed care organizations and other third-party payors, and, in certain foreign markets, pricing of prescription pharmaceutical products is subject to government control. Government and third-party payors have also taken more aggressive steps to limit the availability of new and often more costly therapeutics especially where they believe that the incremental therapeutic benefit is not justified by the additional cost. All of these trends are expected to continue in the future.

         Various proposals have been put forth to reform the current health care system in the United States. Additionally, several states have enacted modifications to the current health care system to both improve access and control costs. Such reform measures could adversely affect the amount of reimbursement available from governmental agencies or third party insurers, or could affect the ability to set prices for newly approved therapeutic products. Similar proposals are being considered by governmental officials in other significant pharmaceutical markets, including Europe.

         The Company cannot predict if such reforms will be implemented or the effect any such reforms might have on the Company's business, and no assurance can be given that any such reforms will not have an adverse effect on the Company's business. In particular, it is possible that any such reform could impact the manner in which drugs or therapies are marketed and could include restrictions on the ability of pharmaceutical and biotechnology companies to price drugs or therapies, which in turn could impact the ability of biotechnology companies, such as the Company, to obtain financing for the continued development of potential products. Furthermore, any such reform could also impose limits on the overall growth of health care spending, as well as limits on the growth of Medicare and Medicaid spending, all of which could have an adverse effect on the Company.

         Possible Volatility of Stock Price.   The market prices for securities
of emerging and biotechnology companies, including the Company, have historically been highly volatile. Future events concerning the Company or its competitors, including product testing results, technological innovations, new commercial products, government regulations, proprietary rights, regulatory actions, litigation and other matters, may have a significant impact on the market price of the Common Stock.

         Effect of Exercise of Options and Warrants, and Other Issuance of
Shares.   As of December 31, 1997, the Company had outstanding options to purchase 2,974,000 shares at prices ranging from $.002 per share to $16.75 per share, of which 1,586,000 were exercisable as of such date. Also outstanding at December 31, 1997 were warrants to purchase 229,739 shares of the Company's Common Stock exercisable at $8 per share, a warrant to purchase 300,000 shares of the Company's Common Stock, exercisable at $7.50 per share, and warrants to purchase an aggregate of 1,017,872 shares of the Company's Common Stock, exercisable at $8.43 per share, subject to adjustment. Exercise of options and warrants at prices below the market price of the Company's Common Stock could adversely affect the price of the Company's Common Stock. Additional dilution may result from the issuance of shares in connection with collaborations or manufacturing arrangements, or in connection with other financings.

THE COMPANY

         Background

         Magainin's biopharmaceutical research and development efforts are focused on two technology platforms. In host defense drug discovery, the Company seeks to isolate and develop therapeutically active compounds from various organisms for the treatment of human diseases. The Company's second platform technology is a gene-based target and drug discovery program in asthma. The Company employs a broad range of genomics techniques to identify genes associated with the pathogenesis of asthma, with the objective of utilizing the optimal biologic gene targets in the development of novel therapeutics for asthma and allergy.

         Host Defense System

         The Company was formed to engage in the research, development and commercialization of compounds derived from the host defense systems of animals. The host defense system is the complex of natural processes and mechanisms used by the body to protect itself against infection and certain cancers. This system comprises physical barriers to infection, such as skin and mucosal membranes and fluids, as well as more complex chemical and biological components, such as the immune system. The Company believes that certain classes of naturally occurring peptides, such as magainins, and certain small molecules, such as aminosterols, both described below, are used by the host defense system to provide a first line of defense against infection and may have activity against certain cancers.

         The Company's approach to identifying pharmaceutically active compounds in the host defense systems of animals involves the extraction of compounds from animal tissues. The extracts are assayed for activity against selected pathogens, such as bacteria, fungi, viruses and certain cancers. The Company then purifies the active compounds and determines the precise chemical structure of the purified molecule. Once naturally occurring molecules have been isolated, the Company analyzes the relationship between the molecular structure of the compound and its biological activity. In general, this requires identification of the structures in the compound which are believed to have therapeutic effects and an analysis of how the compounds could be modified to improve the desired therapeutic effects. The Company then utilizes its combinatorial chemistry capabilities to modify the molecules to alter biological activity or increase stability.

         Magainins

         The Company's lead product development candidate, Cytolex, is a synthetic magainin peptide. The first magainins were isolated from the African frog Xenopus laevis by Dr. Michael A. Zasloff (presently Vice Chairman and Executive Vice President of the Company) while conducting genetic and molecular biological research at the National Institutes of Health ("NIH") in 1987. In connection with his research, Dr. Zasloff was performing surgery on African clawed frogs in his laboratory. After suturing the frogs and returning them to their aquarium tank, he noticed that the incisions healed without infection, inflammation or notable scarring, despite being exposed to the bacteria-filled aquarium water. Dr. Zasloff deduced that the frogs produced a substance that protected them against infection. Eventually, he isolated, from the skin, two related peptides, which he called magainins and which were later shown to kill a variety of pathogens, including bacteria, amoeba, fungi and parasites.

         Magainins are peptides. A peptide is a chain of molecules, known as amino acids, that are considered to be one of the basic building blocks of the human body. Chains of two to 50 amino acids are generally referred to as peptides, while longer chains are referred to as proteins. Magainins are shorter-chain peptides, and can be synthesized chemically as well as by recombinant technology. Chemical synthesis permits greater flexibility in manipulating the sequence of amino acids, enabling the Company to create and test derivative compounds more rapidly and efficiently than using recombinant technology. The Company has modified natural peptides by rearranging the order and combination of amino acids and by substituting and deleting additional amino acids to produce magainins having a broader spectrum of therapeutic activity and improved potency.

         An increasing problem in the antibiotic field is resistance, the process by which antibiotics lose their effectiveness over time as bacteria, through mutation, develop the means to produce enzymes capable of diminishing the antibiotic utility. To date, the Company has not noted the development of resistance to magainins. The Company believes this is due to the means by which magainins break down pathogen cells and kill pathogens, which mechanism of action differs from traditional antibiotics. In the presence of a cell membrane rich in acidic phospholipids and poor in cholesterol, such as bacterial membranes, magainins twist into two-sided, spiral shaped molecules (helices), with one side soluble in the fat-like substance that comprise cell membranes and the other side soluble in water. Individual magainin peptides then aggregate and line up to form a channel in the membrane of a pathogen. Once formed, this aggregate punctures the cell membrane, breaks down the integrity of the cell and kills the pathogen.

         Aminosterols and Angiogenesis

         Squalamine is the lead product development candidate in the Company's aminosterol program. squalamine was discovered in the body tissues of the dogfish shark. The shark was initially examined because of its known resistance to infection and cancer. The chemical structure of squalamine uniquely combines a steroid and a polyamine, two classes of systemic agents that are generally well-tolerated in humans. Since 1992, the Company has discovered several other aminosterol compounds in the shark. In preclinical testing, certain of these compounds have demonstrated an ability to control cell growth, along with other pharmacological properties. These properties may have application in the treatment of a number of disease indications characterized by cell proliferation, including cancer.

         Within the human body, a network of arteries, capillaries and veins, known as the vasculature, functions to transport blood throughout the body.
The basic network of the vasculature is developed through angiogenesis, a fundamental process by which new blood vessels are formed. The primary angiogenic period in humans takes place during the first three months of embryonic development. During this period, cytokines and growth factors are activated to stimulate the growth of new blood vessels. Once the general network of the blood vessels is complete, these angiogenic stimulators are balanced and stabilized by the production of inhibitory factors. Although angiogenesis occurs in human embryonic development, wound healing and in certain reproductive processes in women, angiogenesis is also associated with several diseases, including cancer, as well as diabetic retinopathy and macular degeneration, both of which are major causes of blindness.

         The term cancer includes many different types of uncontrolled cellular growth. Clusters of cancer cells, referred to as tumors, may invade and destroy surrounding organs, impair physiological function and lead to death. In order to survive, cancer cells require oxygen and nutrients which they receive from the body's blood supply. In order to access this blood supply, cancer cells initiate a biochemical mechanism that stimulates angiogenesis, which provides the blood supply that nourishes the tumor. As cancer cells grow and metastasize (spread from primary sites to secondary sites) they require continuous angiogenesis. Anti-angiogenic substances are intended to inhibit the growth of new blood vessels and may therefore be effective in treating certain cancers, with potentially less serious and fewer adverse side effects than traditional therapies.

         The aminosterol compounds are believed by the Company to have a unique mechanism of action whereby they inhibit cell proliferation at an early stage in cell activation by blocking the function of certain ion transporters in the cell membrane. These transporters act as pumps on the surface of cells, and control cell function through regulation of intracellular pH, cell metabolism and cell volume. In the case of squalamine, there is a blockade of function for a specific sodium proton exchanger in the cell membrane of certain endothelial cells which leads to a cessation of endothelial cell proliferation, and as a consequence, capillary formation. Thus, squalamine is believed by the Company to limit growth promoting signals from several different growth stimulatory factors.

         Genomics and Drug Discovery

         Advances in genetics and molecular biology have significantly enhanced the ability of scientists to clone and sequence genes and identify the causes of disease at the molecular level. The examination of the genetic influences on human disease is called genomics, or the study of the genome. Functional genomics refers to the determination of the manner in which disease genes specifically impact the disease process. In contrast to traditional drug discovery and development, a genetics approach commences by identifying those genes that are responsible for the initiation or progression of disease. Analysis of DNA (deoxyribonucleic acid) helps characterize the specific role of genes in the disease process. The information stored in the DNA of a gene is a set of instructions to living cells of the organism. These instructions direct the cells to synthesize specific proteins such as hormones or enzymes that perform the basic biochemical and physiological functions of the cells. Disease may occur when a defect (mutation) occurs in a gene or genes, resulting in incorrect instructions being sent to cells, and disrupting the normal balance or function of these essential proteins. The ability to detect such a mutation and to understand how the disruption of normal protein function contributes to the initiation and progression of the resultant disease are potentially valuable aids to pharmaceutical discovery and development. To identify an appropriate molecular target for therapeutic intervention, it may also be necessary to characterize fully the biochemical pathway in which the disease gene functions.

          The Company employs a comprehensive functional genomics approach to understand the genetic basis of disease and to develop potential drug leads. The key elements of the Company's asthma genomics program include:

          Gene Identification--To link a disease with specific genes, DNA and relevant clinical information is collected from families and isolated individuals afflicted with the disease. The DNA from each individual of the families is tested with DNA mapping markers, which when analyzed give a chromosomal location for a disease gene. The process is then extended to more detailed DNA mapping studies of the chromosomal area, and the identification of genes located in the area that may be associated with the disease. These genes are screened for mutations (defects) using DNA sequencing and other techniques and then correlated based on inherited disease patterns in families and isolated discrete populations. Parallel studies of gene mapping and mutation analyses of animal models of a disease process are often possible, and provide complimentary information. Genetic defects related to disease susceptibility and progression are thus identified.

          Target Validation--Genes identified as potential targets for pharmaceutical intervention undergo an integrated analysis using advanced in vitro and in vivo bench techniques to elucidate mechanisms of disease initiation and progression. This process, known as target validation, provides further evidence of the relevance of the identified genes to particular portions of the disease process, and guides the selection of strategies for pharmaceutical intervention. The Company uses an integrated approach of biochemistry, genetics, cellular and molecular biology, and animal models of the disease in the target validation process.

          Pathway Elucidation--To identify an appropriate target for therapeutic intervention, it is highly desirable to know how the disease genes are turned on or off (gene regulation pathways) and how the gene functions within the biochemical processes of cells (signal transduction pathways). The discovery process for novel regulatory and signaling proteins involves a combination of biochemical, molecular, biological and genetic approaches.

          Target Specific Assay Development--Targets identified as appropriate for therapeutic intervention are placed in biochemical and cell based assay systems that closely mimic their native environment. In a biochemical assay, the components and mechanism of action of the target proteins are known. Since biochemical assays are usually amenable to high-throughput screening, results can be obtained rapidly and reproduced consistently. As a complimentary approach, cell based assays extend the biochemical screening capabilities by allowing analysis of sample activity in a physiologically relevant environment while similarly permitting the assessment of cytotoxicity and cell permeability. Cell based screens provide multiple sites of therapeutic intervention to be assessed at one time, such as the receptors, regulatory proteins, and signaling proteins involved in a pathway.

         Through these processes, the Company seeks to identify appropriate targets for pharmaceutical intervention that aim to control the root cause of human disease. The Company believes that pharmaceuticals developed for use against these specific targets have the potential for greater effectiveness and fewer side-effects than pharmaceuticals developed through more traditional processes.

Product Development and Research Programs

         Cytolex--Infected Diabetic Foot Ulcers

         The Company's most advanced development compound is Cytolex, a topical cream antibiotic. Cytolex is a 22 amino acid magainin peptide, formulated as a 1% topical cream. In vitro studies of Cytolex have shown that it is a broad spectrum anti-infective, effective against gram negative, gram positive and fungal organisms. The Company's initial intended use for Cytolex is for the treatment of infection in diabetic foot ulcers.

         Infected foot ulcers in diabetic patients are a serious complication. The often compromised vasculature and nervous systems in the diabetic patient can create conditions conducive to foot ulceration and consequent infection. These infections can lead to osteomyelitis (bone infection) and limb amputation. Patients with infected ulcers are typically treated with oral antibiotics and no topical antibiotics are currently approved specifically for the treatment of infection in diabetic foot ulcers.

         The Company believes that topical antibiotics may offer advantages over oral antibiotics in the treatment of infection in diabetic foot ulcers. Increasing utilization of oral antibiotics has exacerbated the development of antibiotic resistance, and resistant organisms are expected to continue to develop. Additionally, there can be side effects associated with oral antibiotics, including gastrointestinal distress, headaches and insomnia. The Company believes that a topical treatment for diabetic foot ulcers may also improve patient compliance with their medication and associated wound care.

         In September 1996, the Company reported results of its initial, pivotal Phase III clinical trial of Cytolex, and in March 1997, the Company reported results from a second such pivotal trial. These trials were designed as equivalence studies with the goal of demonstrating that Cytolex topical cream is as effective as orally administered ofloxacin, a quinolone antibiotic, indicated for the treatment of infection, including skin and soft tissue infections. The Company intends to submit an NDA with the FDA based on the results of these clinical trials early in the second half of 1998; however, there can be no assurance that Cytolex will be approved by the FDA. (See Item 1
- Risk Factors: "Risks Associated with Clinical Testing and FDA Approval of Cytolex.")


         Squalamine--Solid Tumors

         Squalamine is the Company's lead product development candidate in its aminosterol program. The Company's initial disease focus for squalamine is solid tumors. The Company is currently conducting Phase I clinical testing of squalamine in patients with advanced malignancy.

         Cancer is the second most common cause of death in the Western world, exceeded only by coronary heart disease. The three most prevalent methods of treating patients with cancer are surgery, radiation therapy and chemotherapy. A cancer patient often receives a combination of these treatment methods. Surgery and radiation therapy are particularly effective in patients in which the disease has not yet metastasized to other tissue or organs. Chemotherapy is the principal treatment for tumors that have metastasized. Chemotherapy involves the administration of drugs designed to kill cancer cells ("cytotoxic drugs") or the administration of hormone analogues to either reduce the production of, or block the action of, certain hormones, such as estrogens and androgens, which affect the growth of tumors. Because chemotherapeutic agents generally attack rapidly dividing cells indiscriminately, damaging normal as well as cancerous cells, use of such agents often has serious adverse effects. Additionally, resistance to chemotherapy inevitably occurs over time.

         Advances in the understanding of the genesis and development of cancer have begun to yield new approaches to cancer treatment. One such approach is the control of angiogenesis, or new blood vessel growth. Angiogenesis is a key stage in the development of tumor malignancy, and its inhibition should contribute to the tumor becoming or remaining dormant.

         Squalamine may be of benefit in the treatment of solid tumors by inhibiting new blood vessel growth required for tumor nourishment. Squalamine has exhibited anti-angiogenic properties in a number of in vitro and in vivo assays, and in animal models. Squalamine is believed to inhibit the growth of primitive or embryonic capillaries associated with tumor growth. Squalamine has the potential to be used in combination with a number of cytotoxic drugs in the treatment of solid tumors, and the Company has observed synergies with certain such cytotoxic therapies in animal testing.


         Asthma Genomics Program

         Asthma is characterized clinically by wheezing and shortness of breath due to reversible bronchospasm. It is a chronic, disabling disorder that appears to be increasing in prevalence and severity. The complex pathophysiology of asthma is under intensive scrutiny; however, its precise causes are not well understood. A number of studies suggest a genetic component to asthma, but family studies have been difficult to interpret due to other influences, including allergens and pollutants. Allergic diseases, including allergic rhinitis, are often present in individuals with asthma, but are also important disease entities by themselves. The Company believes the genetic susceptibility factors for asthma and allergy will be, at least in part, related to one another. Current treatments for asthma and allergy are limited to controlling inflammation or treating airway constriction through use of bronchodilators.

         In 1996, Magainin initiated a research program in the genomics of asthma. These efforts led to the identification of AAF1, a gene which varies in DNA structure and function in asthmatic and allergic humans and animals. The Company maintains a comprehensive research and development program to identify additional genes in the AAF1 biologic pathway, which other genes are believed to be important in mediating the allergic responses controlled by AAF1. AAF2 has been discovered in humans as a key second gene candidate in the AAF1 pathway, and other genes have also been identified by the Company. The Company has filed patent applications and has licensed intellectual property relating to AAF1, AAF2 and certain other genes in the treatment of asthma and allergy. The Company continues to investigate the role of these genes in the allergic inflammatory response, with the objective of utilizing the optimal biologic gene targets in the development of novel therapeutics for asthma and allergy.

         Other Research Programs

         The Company is evaluating additional magainin peptides in a number of disease indications. One such program is directed toward the treatment of pseudomonas infections in cystic fibrosis patients. In this program, early stage efforts include compound formulation activities necessary to deliver the peptide in an aerosolized manner appropriate for inhalation therapy. Additional magainin peptides are under evaluation in the treatment of other infections.

         The Company is also pursuing other research programs related to squalamine. Due to the unique mechanism of action of squalamine, it may also have application in a number of disease conditions characterized by abnormal blood vessel growth, including rheumatoid arthritis, diabetic retinopathy, psoriasis and age related macular degeneration of the eye. Additionally, the Company has early research efforts directed toward the reformulation of squalamine as an oral agent. As compared to the current intravenous formulation, an oral formulation of squalamine may be of benefit in the treatment of chronic disease conditions.

         The Company has discovered a number of other aminosterol compounds in the shark, each differing from squalamine in chemical structure. Each is believed to interact with a different, specific receptor, and, as a consequence, alter the intracellular metabolism in a manner that disturbs the target cell response to certain growth factors, hormones and other signals. The Company is evaluating the role of aminosterols in altering metabolism as it affects obesity. Other therapeutic opportunities for these compounds may include various malignancies, inflammatory diseases, and viral infections.

         In addition, the Company has a number of other early stage research programs. In one such program, the Company is engaged in research efforts on defensins. Defensins are compounds found in animals and man which have host defense properties similar to magainins and aminosterols. The Company believes that the longer-term evolution of the host defense field may lie in the discovery of compounds that regulate endogenous defensin expression, rather than direct application of the defensin molecules themselves.

         The Company conducts the majority of its research and development activities through its own staff and facilities, including the Magainin Research Institute, an internal division of the Company focused on host defense research, and the Magainin Institute of Molecular Medicine, an internal division of the Company focused on the genomics of asthma. The Company also employs contract research organizations, independent consultants and other research professionals to aid in its research and development activities.

Collaborative Arrangements

         Development and Marketing Collaborations.   Collaborations may allow
the Company to leverage its own scientific and financial resources and gain access to markets and technologies that would not otherwise be available to the Company. In the long term, development and marketing arrangements with established companies in the markets in which potential products will compete may allow the Company's products easier access to their intended market and may accordingly conserve Company resources. The Company expects that it will enter into development and marketing arrangements for most of the products it may develop. From time to time, the Company holds discussions with various potential partners.

         In February 1997, the Company entered into a development, supply and distribution agreement (the "Agreement") in North America with SB for Cytolex. SB has paid the Company $10.0 million under this Agreement, and may make additional payments to Magainin of up to $22.5 million upon the occurrence of certain product milestones. SB will also fund a percentage of any development expenses for any additional indications for Cytolex. Upon the commencement of commercial sales by SB, Magainin will be responsible for the supply of Cytolex and SB will be responsible for the marketing and sales of Cytolex. Magainin will receive certain percentages of SB sales revenues under agreed upon terms. The Agreement also gives SB the right to negotiate for rights to another Magainin product development candidate, under certain terms and conditions. The Agreement gives SB the right to terminate on a country by country basis if SB determines it is not economical to distribute Cytolex in those areas. (See Item 1 - Risk Factors: "Need for Substantial Additional Funds" and "Dependence on Sales and Marketing Partners; Marketing Uncertainties".)

         Research and License Agreements.   The Company has rights under
license agreements to several patents and patent applications under which the Company expects to owe royalties on sales of any products which are covered by issued patent claims. Additionally, certain of these agreements also provide that if the Company elects not to pursue the commercial development of any licensed technology, or does not adhere to an acceptable schedule of commercialization, then the Company's exclusive rights to such technology would terminate. The Company also funds research at certain institutions, and these relationships may provide the Company with an option to license any results of the research.

Manufacturing

         The Company does not have the resources, facilities or capabilities to manufacture any of its proposed products. The Company has no current plans to establish a manufacturing facility. The Company expects that it will be dependent to a significant extent on contract manufacturers for commercial scale manufacturing of its proposed products in accordance with regulatory standards. The Company's dependence on third parties for manufacturing may adversely affect operating results as well as the Company's ability to develop and deliver products on a timely and competitive basis. Production of peptides (such as Cytolex and other magainins) is expensive relative to production of traditional antibiotics. Additionally, there are a limited number of companies currently able to produce bulk peptides on the scale which the Company expects to require to commercialize Cytolex. There can be no assurance that qualified outside contractors will be available to manufacture materials for the Company, or do so at costs which are affordable by the Company.

         Contract manufacturers may utilize their own technology, technology developed by the Company, or technology acquired or licensed from third parties. When contract manufacturers develop proprietary process technology and have ownership of the Drug Master File, the Company's reliance on such contract manufacturer is increased, and the Company may have to obtain a license from such contract manufacturer to have its products manufactured by another party. Technology transfer from the original contract manufacturer may be required. There can be no assurance that any such license will be available on terms acceptable to the Company, or, if available, that such technology will be successfully transferred to the Company. Any such technology transfer may also require transfer of requisite data for regulatory purposes, including information contained in a proprietary Drug Master File held by a contract manufacturer. There can be no assurance that any such transfer can be completed.

         The Company is working with Abbott with regard to development by Abbott of a solution phase chemical process to manufacture bulk drug substance for Cytolex on a commercial scale. The Company is currently dependent upon Abbott for the production of bulk drug substance for Cytolex. In the event that bulk drug substance for Cytolex is not manufactured at Abbott, the Company will need to secure other manufacturing arrangements. The process developed by Abbott is proprietary, and in the event the Company desires to utilize, or have another party utilize, such technology, the Company would be required to make license payments to Abbott. Further progress in scale-up and manufacturing development efforts will be required to enable the Company to manufacture and sell Cytolex on a profitable basis. This may require substantial additional funds. The Company has certain efforts underway with respect to alternative manufacturing sources, including recombinant manufacturing; however, these programs are at an early stage, and significant expenditures over an extended period of time will be required to develop a commercially viable process. No assurance can be given that a cost-effective manufacturing process can ultimately be developed, or that any such process would be approved by the FDA, or that the Company, Abbott, or others will be able to manufacture Cytolex on a commercially viable basis.

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

Government Regulation

         The production and marketing of the Company's products and its research and development activities are subject to regulation by numerous governmental authorities in the United States and other countries. In the United States, drug products are subject to rigorous review by the FDA. The Federal Food, Drug, and Cosmetic Act and other federal statutes and regulations govern or influence the testing, manufacture, safety, efficacy, labeling, storage, recordkeeping, approval, advertising, promotion and distribution of such products. Noncompliance with applicable requirements can result in Warning Letters, fines, recall or seizure of products, refusal of the government to approve marketing applications or to allow the Company to enter into government supply contracts, the withdrawal of previously approved new drug applications and criminal prosecution.

         In order to obtain FDA approval to market a new drug product, the Company must submit proof of safety, efficacy and quality. Such proof entails extensive and time consuming preclinical and clinical testing. The results of preclinical studies are submitted to the FDA as part of an IND. Preclinical studies involve laboratory evaluation of product characteristics and animal studies to assess the efficacy and safety of the product. Once the IND is effective, human clinical trials may be conducted. Human clinical trials are typically conducted in three sequential phases, but the phases may overlap. Phase I trials consist of testing the product in a small number of patients or healthy volunteer subjects primarily for safety at one or more doses. In Phase II, in addition to safety, the efficacy of the product is evaluated in a patient population somewhat larger than Phase I trials. Phase III trials typically involve additional testing for safety and clinical efficacy in an expanded population at geographically dispersed test sites. A clinical plan, or "protocol," accompanied by the approval of the Institutional Review Board participating in the trials, must be submitted to the FDA prior to commencement of clinical trials. Various reports must be submitted to the FDA during the course of the trials, and the FDA may order the temporary or permanent discontinuation of a clinical trial at any time. The results of the clinical trials are submitted to the FDA as part of an NDA.

         Detailed manufacturing information is also required to be included in the NDA for review and approval by the FDA. Among other things, the Company must submit data indicating that the drug product can be consistently manufactured at the same quality standard, that the drug product is stable over time, and that the level of chemical impurities in the drug product is under specified levels. Peptides are an especially difficult compound to manufacture at these standards, particularly at the scale at which Cytolex will be required to be manufactured. Any contract manufacturers that the Company may use must adhere to the Good Manufacturing Practices prescribed by the FDA. Drug manufacturing facilities must pass a plant inspection before the FDA will issue approval to market a new drug product. There can be no assurance that the manufacturing information submitted for Cytolex, or other products under development, will be sufficient for approval of the FDA.

         Following extensive review of the NDA, the FDA may grant marketing approval, require additional testing or information, or deny the application. Sales of a new drug may commence following FDA approval of an NDA and satisfactory completion of a pre-approval inspection of the manufacturing facility, including a review of pertinent production records. If there are any modifications to the drug, including any changes in indication, manufacturing process, labeling or manufacturing facility, an NDA supplement may be required to be submitted to the FDA. The FDA may also require post-marketing testing and surveillance to monitor the effects of approved products or place conditions on any approvals that could restrict the commercial applications of such products. Product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems concerning safety, efficacy or quality of the product occur following approval.

         Continued compliance with all FDA requirements and conditions in an approved application, including those concerning product specifications, manufacturing process, validation, labeling, promotional material, recordkeeping and reporting, is necessary for all approved drug products. Failure to comply could result in Warning Letters, product recall or other FDA-initiated actions, which could delay further marketing until the products are brought into compliance.

         In October 1992, PDUFA was enacted, imposing substantial fees on a one-time basis for applications for approval, and on an annual basis for the manufacturing and marketing of prescription drugs. Legislation reauthorizing PDUFA is currently pending in Congress and it is anticipated that such user fees will continue and may increase in the future.

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

Patent and Proprietary Rights; Licensed Technology

         The Company's success will depend in part upon its ability to obtain patent protection for compounds, uses of compounds, and processes. Patent matters involve complex legal and factual issues, and can be highly uncertain. Host defense compounds can be isolated from a wide variety of sources, and it is not possible for the Company or any other entity to have proprietary rights to all such compounds, or their uses. Additionally, chemical entities that are similar to, but not identical with, the Company's compounds, may not be protected by issued patents of the Company. In the genomics area, a number of companies are attempting to rapidly identify and patent genes whose functions have not yet been characterized. Additional companies are seeking to patent fully characterized genes. The criteria for obtaining patent protection for genes is unclear, and the impact of this uncertainty on the Company's business can not be determined.

         The Company owns or has exclusive rights under license agreements to 45 issued patents, and an additional 26 patent applications are pending, including the patent application relating to Cytolex. Of the 71 patents or patent applications to which the Company has rights, 45 are related to host defense and 26 are related to the Company's research efforts in genomics. There can be no assurance that any patent applications now pending or filed in the future will result in patents being issued or that any patents now held by or licensed to the Company, or issued or licensed to the Company in the future, will afford any competitive advantages for the Company, or will not be challenged by third parties. The cost of litigation to uphold the validity and prevent infringement of patents and to enforce licensing rights can be substantial. Furthermore, there can be no assurance that others will not independently develop similar technologies or duplicate the technology owned by or licensed to the Company or design around the patented aspects of such technology. In addition, there can be no assurance that the products and technologies the Company will seek to market will not infringe patents or other rights owned by others, licenses to which may not be available to the Company.

         The Company also relies upon unpatented proprietary technology, and may determine in appropriate circumstances that its interest would be better served by reliance on trade secrets or confidentiality agreements rather than patents. There can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to such proprietary technology or that the Company can meaningfully protect its rights in such unpatented proprietary technology. Additionally, if the Company is unable to obtain strong proprietary rights protection of its products after obtaining regulatory clearance, competitors may be able to market competing products by obtaining regulatory clearance, through showing equivalency to the Company's product, without being required to conduct the lengthy clinical tests required to be conducted by the Company.

         Virtually all of the Company's key scientists worked at other biotechnology or pharmaceutical companies or at universities and research institutions before joining the Company. Disputes may arise as to whether technology developed by such scientists while employed by or associated with the Company was first discovered when they were employed by or associate with others in a manner that would give third parties rights to such technology superior to the rights, if any, of the Company. Disputes of this nature have occurred in the past, and are expected to continue to arise in the future, and there can be no assurance that the Company will prevail in any such disputes.

         To the extent that consultants, vendors or other third parties apply technological information independently developed by them or by others to the Company's proposed products, disputes may arise as to the proprietary rights to such information, which may not be resolved in favor of the Company. Consultants to the Company are employed by or have consulting agreements with third parties, and any inventions discovered by such individuals are not likely to become the property of the Company.

         The Company has rights under license agreements to certain patents and patent applications under which the Company expects to owe royalties on sales of any products which are covered by issued patent claims. Additionally, certain of these agreements also provide that if the Company elects not to pursue the commercial development of any licensed technology, or does not adhere to an acceptable schedule of commercialization, then the Company's exclusive rights to such technology would terminate.

Competition

         The pharmaceutical industry is characterized by intense competition. Many companies, research institutions and universities are working in a number of areas similar to the Company's field of interest. The Company is aware that research is being conducted by others in connection with compounds from the host-defense systems of various animals. Additionally, many companies are involved in research and development activities focused on the pathogenesis of disease, and competition among companies attempting to find the genes responsible for disease is intense. Furthermore, many companies are engaged in the development and sale of products, such as traditional antibiotics, which may be, or are, competitive with the Company's proposed products. Most of these entities have substantially greater financial, technical, manufacturing, marketing, distribution and other resources than the Company. The Company's proposed products may also be subject to competition from products using techniques other than those developed by the Company or based on advances that may render the Company's products obsolete.

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

As to the disease areas being targeted by the Company, there can be no assurance that Cytolex will be successfully marketed against oral antibiotics for the treatment of infection in diabetic foot ulcers. These infections have historically been treated with systemically administered antibiotics such as ofloxacin, which may be perceived by some medical professionals as having certain advantages over Cytolex. There also can be no assurance that Cytolex can be manufactured at a cost which will allow it to be sold at a competitive price relative to oral antibiotics, or other topical antibiotics that may be used for this indication. Significant efforts are underway by many companies in the development and marketing of products intended for the additional disease areas being targeted by the Company, including cancer and asthma. A number of major pharmaceutical companies have significant franchises in these disease areas, and can be expected to invest heavily to protect these interests. In addition, in the cancer field, anti-angiogenic agents are under development at a number of companies. In the asthma field, other biopharmaceutical companies have also reported the discovery of genes relating to asthma.

EXECUTIVE OFFICERS OF THE COMPANY

The current executive officers of the Company are as follows:

Name                                   Age         Position
----                                   ---         --------

Jay Moorin                               46        Chairman, President and Chief Executive Officer

Michael A. Zasloff, M.D., Ph.D.          52        Vice Chairman and Executive Vice President

Michael R. Dougherty                     40        Executive Vice President and Chief Financial Officer

Roy C. Levitt, M.D.                      44        Executive Vice President

Thomas J. Bigger                         41        Senior Vice President



Mr. Moorin has served as President and Chief Executive Officer of the Company since 1991. In July 1996, Mr. Moorin was appointed Chairman of the Board. Prior to joining the Company, Mr. Moorin served as a Managing Director at Bear, Stearns & Co., Inc. and was responsible for health care investment banking and other services to the pharmaceutical and distribution industry. Mr. Moorin was employed in other capacities by Bear, Stearns from 1988 to 1990. From 1983 to 1988, Mr. Moorin was employed by E. R. Squibb & Co., Inc. ("Squibb"), a pharmaceutical company, joining Squibb as its first Corporate National Accounts Director and subsequently was promoted to Business Area Director and Vice President of Marketing and Business Development at SquibbMark, a division of Squibb. Mr. Moorin is a director of SunPharm Corp., and a special adjunct fellow of the Leonard Davis Institute of Health Economics of the University of Pennsylvania.

Dr. Zasloff has served as Executive Vice President of the Company and President of the Magainin Research Institute, since July 1992. In July 1996, Dr. Zasloff was appointed Vice Chairman of the Board. From 1988 until Dr. Zasloff joined the Company on a full-time basis in July 1992, Dr. Zasloff was the Company's Chief Scientific Advisor and served as the Charles E.H. Upham Professor, Department of Pediatrics and Genetics, University of Pennsylvania School of Medicine, and Chief, Division of Human Genetics and Molecular Biology, The Children's Hospital of Philadelphia. From 1982 until 1988, Dr. Zasloff was Chief, Human Genetics Branch, National Institutes of Child Health and Human Development, National Institutes of Health. Dr. Zasloff currently also serves as Adjunct Professor, Department of Human Genetics and Orthopedics, University of Pennsylvania School of Medicine.

Mr. Dougherty has served as Executive Vice President and Chief Financial Officer of the Company since March 1995, and as a Director since August, 1997. From August 1993, when he joined the Company, until March 1995, Mr. Dougherty served as Senior Vice President and Chief Financial Officer. Prior to joining the Company, Mr. Dougherty served in the following capacities at Centocor, Inc. (a biopharmaceutical company): Senior Vice President, Chief Financial Officer and Treasurer, from February 1992 to August 1993, Vice President Corporate Finance from May 1990 to February 1992 and Treasurer from June 1986 to May 1990.

Dr. Levitt has served as Executive Vice President and the Director of the Magainin Institute of Molecular Medicine since joining the Company in January 1996. Dr. Levitt was appointed head of Research and Development at the Company, and a Director in August, 1997. Prior to joining the Company, Dr. Levitt was a faculty member at Johns Hopkins University in the Department of Anesthesiology and Critical Care Medicine, from 1986 to 1995, in Neurological Surgery from 1995 to 1996 and in Environmental Health Sciences from 1988 to 1996.

Mr. Bigger has served as Senior Vice President Business Development, Marketing and Sales since joining the Company in July 1996. Mr. Bigger served as Senior Vice President of Advanced Polymer Systems (a drug development company), in 1994 and 1995. From 1979 to 1994, Mr. Bigger held a number of positions of increasing responsibility at Rhone-Poulenc Rorer ("RPR"), a pharmaceutical company, including serving as President of Dermik Laboratories, a subsidiary of RPR.


Officers are elected or appointed by the Board of Directors to serve until the appointment or election and qualification of their successors or their earlier termination or resignation.


EMPLOYEES

As of December 31, 1997, the Company had 72 full-time employees. No employees are covered by collective bargaining agreements, and the Company considers relations with its employees to be good.

ITEM 2.          PROPERTIES.

         The Company occupies an aggregate of approximately 26,000 square feet of space in Plymouth Meeting, Pennsylvania, which is used as office and laboratory space. The Company leases this space pursuant to leases expiring in 1999 and 2001, which provide for minimum annual payments of approximately $436,000 in the year ending December 31, 1998 and are subject to increases on an annual basis for the remaining term.

ITEM 3.          LEGAL PROCEEDINGS

         The Company is not a party to any material litigation.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.


PART II

ITEM 5.          MARKET FOR REGISTRANT'S COMMON EQUITY AND
                 RELATED STOCKHOLDER MATTERS.

         Magainin Pharmaceuticals Inc. common stock trades on the Nasdaq Stock Market under the symbol MAGN. The quarterly range of high and low closing sales prices of the Company's common stock, as reported on the Nasdaq National Market, are shown below.

Year Ended
December 31, 1997         High    Low
-------------------------------------
1st Quarter               $10.50  $7.88
2nd Quarter               $8.50   $6.63
3rd Quarter               $11.81  $7.25
4th Quarter               $12.13  $7.50


Year Ended
December 31, 1996         High    Low
-------------------------------------
1st Quarter               $15.13  $10.25
2nd Quarter               $12.88  $8.38
3rd Quarter               $12.88  $7.50
4th Quarter               $12.13  $7.38

DIVIDENDS
The Company has not paid any cash dividends since its inception and does not anticipate paying any cash dividends in the foreseeable future. It is the present policy of the Board of Directors to retain all earnings, if any, to finance the development of the Company's business.

NUMBER OF HOLDERS OF COMMON STOCK
At March 5, 1998, there were approximately 338 stockholders of record and approximately 4,300 beneficial holders of the Company's common stock.

ITEM 6.          SELECTED FINANCIAL DATA

The following table summarizes certain selected financial data. The selected financial data is derived from, and is qualified by reference to, the financial statements of the Company.

(In thousands, except per share amounts)


 Year Ended December 31,           1997              1996            1995            1994         1993
 -----------------------           -------------------------------------------------------------------------
 STATEMENT OF OPERATIONS DATA:
 Revenues:
   Contract and government grant    $10,088          $    150        $  2,056        $    85      $    273
   Related party contract                --               ---             280            326           319
                                   -------------------------------------------------------------------------
                                     10,088               150           2,336            411           592
                                   -------------------------------------------------------------------------
 Costs and expenses:
   Research and development          22,875            22,326          18,160         11,258        11,455
   General and administrative         3,246             3,488           3,137          3,468         2,630
   Charge for stock insurance
      relating to royalty buyout         --             7,080             ---            ---           ---
                                   -------------------------------------------------------------------------
                                     26,121            32,894          21,297         14,726        14,085
                                   -------------------------------------------------------------------------
 Loss from operations               (16,033)          (32,744)        (18,961)       (14,315)     ( 13,493)
 Interest income                      1,770             2,172           1,778          1,207           846
 Interest expense                      (118)              (48)            (32)           (48)          (64)
                                   -------------------------------------------------------------------------
 Loss                              $(14,381)         $(30,620)       $(17,215)      $(13,156)     $(12,711)
 Loss per share - basic              $(0.73)         $  (1.71)       $  (1.17)      $   (.99)     $  (1.14)
                                   =========================================================================
 Weighted average shares
 outstanding                         19,679            17,938          14,696         13,301        11,108

 December 31,                         1997              1996            1995           1994          1993
 ------------                      -------------------------------------------------------------------------
 BALANCE SHEET DATA:
 Cash and investments               $39,061           $ 33,340       $ 43,666        $25,921       $38,303
 Working capital                     33,073             28,276         30,429         21,750        30,621
 Total assets                        42,444             36,376         45,727         28,050        40,460
 Long-term liabilities                1,096                915            304            460           299
 Total liabilities                    7,574              6,433          4,534          4,137         3,451
 Accumulated deficit               (109,624)           (95,243)       (64,623)       (47,408)      (34,252)
 Stockholders' equity                34,870             29,943         41,193         23,913        37,009

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         This report contains, in addition to historical information, statements by the Company with regard to its expectations as to financial results and other aspects of its business that involve risks and uncertainties and may constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements reflect management's current views and are based on certain assumptions. Actual results could differ materially from those currently anticipated as a result of a number of factors, including, but not limited to, the risks and uncertainties discussed in this report, as well as those discussed under "Risk Factors" set forth in Item 1 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, as filed with the Securities and Exchange Commission. Given these uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward-looking statements. Furthermore, the Company disclaims any obligation or intent to update any such factors or forward looking statements to reflect future events or developments.

GENERAL

The Company is a biopharmaceutical company engaged in the development of medicines for serious diseases. The Company has completed two pivotal Phase III clinical trials for its lead product development candidate, Cytolex, a topical cream antibiotic intended for the treatment of infection in diabetic foot ulcers. The Company is also conducting research on an aminosterol class of compounds. One such compound, squalamine, is being evaluated in Phase I clinical testing in cancer. The Company's newest research efforts are in the genomics of asthma.

Since commencing operations in 1988, the Company has not generated any sales revenue. The Company has funded operations primarily from the proceeds of public and private placements of securities. The Company has incurred net losses in each year since its inception, and expects to incur substantial additional losses for at least the next several years. The Company expects that losses will fluctuate from quarter to quarter, and that such fluctuations
may be substantial.   At December 31, 1997, the Company's accumulated deficit
was $109,624,000.

As a result of revenues earned during the year ended December 31, 1997, the Company is no longer in the development stage.


RESULTS OF OPERATIONS

REVENUES

The Company has received no revenue from product sales. Revenues recorded to date have consisted principally of revenues recognized under collaborative arrangements with corporate partners. The Company recorded revenues of $10,000,000 in 1997 reflecting the receipt of payments under the Development, Supply and Distribution Agreement entered into in February 1997 with SmithKline Beecham ("SB") for Cytolex. Contract revenues of $88,000, $150,000 and $150,000 in 1997, 1996 and 1995, respectively, consist of payments under a collaborative arrangement with Abbott Laboratories ("Abbott") in the nutritional field. The Company recorded revenues of $1,900,000 in 1995 relating to the execution of an Agreement in Principle with Fisons plc in September 1995, and the termination of this arrangement in November 1995. Related party contract revenue consisted of funding received from Colgate-Palmolive Company pursuant to an oral health care collaboration which concluded in January 1996.

The Company does not expect to realize additional milestone revenues from its arrangement with SB until FDA approval of Cytolex. However, there can be no assurance that Cytolex will be approved by the FDA. The

Company has no other currently existing collaborations which will result in the realization of research and development revenues.


RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses increased on an annual basis from 1995 through 1997 principally as a result of increases in manufacturing development expenses, clinical and pre-clinical testing, personnel costs, and laboratory supplies expense. In particular, these increases have been related to increasing costs associated with the Company's lead product candidate, Cytolex. Expenses have also increased due to pre-clinical activities associated with the Company's other research and development programs, including its aminosterol and asthma genomics programs.

Significant development work is necessary to scale-up the manufacturing process for the Company's products to those levels necessary for a profitable commercial product. The Company contracts with third parties for these manufacturing development activities, and for the procurement of material for clinical and pre-clinical testing, and such expenses, including those for Cytolex, amounted to $10,174,000, $9,557,000 and $7,652,000 in 1997, 1996 and
1995, respectively.

The Company contracts with third parties to conduct its clinical trial programs. In 1994, the Company initiated a pivotal clinical trial of Cytolex for the treatment of infection in diabetic foot ulcers, and a second trial was initiated in 1995. Clinical trial and regulatory contract costs amounted to $1,761,000, $4,005,000, and $5,172,000 in 1997, 1996 and 1995, respectively.

The level of research and development expenses in future periods will depend upon the success of the Cytolex development program, and the progress of other research programs at the Company. Expenses relating to the development of Cytolex are expected to continue to be significant in future periods principally as a result of the Company's ongoing manufacturing development program, partially offset by a decline in clinical trial costs related to Cytolex. The Company expects to finalize an agreement with Abbott for the purchase of bulk drug substance for Cytolex in 1998, prior to any FDA approval of Cytolex, resulting in significant research and development expenses in 1998. The Company also expects, in future periods, increased development expenses relating to its aminosterol and asthma genomics programs.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses have consisted principally of personnel costs and professional fees, and have fluctuated year to year from 1995 through 1997 due largely to changes in professional fees expense. The Company expects general and administrative expenses to increase in future periods as the Company's level of activities increase.

OTHER EXPENSES/INCOME

The Company recorded a charge to earnings of $7,080,000 in 1996 principally representing the fair value of 550,000 shares of Common Stock issued by the Company in a buyout of royalties which the Company would otherwise have owed on any sales of Cytolex.

The decrease in interest income in the year ended December 31, 1997 as compared to the same period a year ago is principally due to decreased investment balances. The increase in interest income in 1996 over 1995 is due principally to increasing investment balances and higher prevailing interest rates.

Interest expense consists primarily of interest under the Company's credit facility, and the interest component of equipment capital lease obligations. In late 1996 and early 1997, the Company borrowed $1,500,000 under its credit facility, resulting in increased interest expense in the year ended December 31, 1997 as compared to the same period a year ago.

LOSS

The Company expects to conduct, over the next several years, significant research, pre-clinical development, clinical testing and manufacturing development activities which, together with projected general and administrative expenses, are expected to result in continued and significant losses, particularly due to the extended time period before the Company expects to commercialize any products.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash and investments were approximately $39,061,000 at December 31, 1997 as compared to $33,340,000 at December 31, 1996. Cash used in operating activities was $12,666,000, $21,831,000 and $14,953,000 in 1997, 1996 and 1995,
respectively.

Since inception, the Company has funded its operations primarily from the proceeds of public and private placements of securities, including $17,080,000 raised from its initial public offering in December 1991, $21,469,000 raised from a public offering completed in February 1993, $18,023,000 raised from a private placement of Common Stock completed in October 1993, $32,627,000 raised from a public offering completed in August 1995, $11,932,000 raised from a private placement completed in August 1996 and $19,172,000 raised from a public offering completed in December 1997, as well as contract and grant revenues, interest income and lease and debt financing.

Capital expenditures were $1,294,000 in 1997, principally reflecting equipment purchases. Capital expenditures were $1,655,000 in 1996, principally reflecting an expansion of the Company's leased facility.

Accounts payable and accrued expenses were $5,944,000 at December 31, 1997, an increase of $799,000 over December 31, 1996, primarily as a result of increases in amounts owed under clinical and regulatory contract arrangements. The Company expects an increase in accounts payable and accrued expenses in future periods as costs for the purchase of bulk drug substance are accrued in 1998, but not paid until late 1998 and 1999. During 1997, the Company borrowed an additional $500,000 under a credit facility, resulting in an increase in note payable.

In February 1997, the Company entered into a Development, Supply and Distribution Agreement (the "Agreement") in North America with SB for Cytolex. SB has paid the Company $10,000,000 under this Agreement, and may make additional payments to Magainin of up to $22,500,000 upon the occurrence of certain product milestones. SB will also fund a percentage of any development expenses for any additional indications for Cytolex. Upon the commencement of commercial sales by SB, Magainin will be responsible for the supply of Cytolex and SB will be responsible for the marketing and sales of Cytolex. Magainin will receive certain percentages of SB sales revenues under agreed upon terms. The Agreement also gives SB the right to negotiate for rights to another Magainin product development candidate, under certain terms and conditions.

In September 1996, the Company announced results of its initial pivotal trial of Cytolex for the treatment of infection in diabetic foot ulcers, and in March 1997 the Company reported results from a second such pivotal trial. The clinical trials conducted for Cytolex yielded substantial data. Such data includes information relating to the primary endpoint for the studies (clinical cure or improvement of infection), as well as additional data relating to microbiological results, wound healing and side effects. Analyses were done on various aspects of the data, and various patient subgroups, some of which yielded results that favored ofloxacin. Additionally, the Company is continuing its analyses of data from the studies. There can be no assurance that such continued analyses will yield positive results. Although the Company believes the two pivotal trials of Cytolex yielded successful results, there can be no assurance that the FDA will concur with the Company's analysis in this regard. There can be no assurance that Cytolex will receive FDA approval on a timely basis, if at all. The failure of the Company to obtain FDA approval for Cytolex, any significant delay in obtaining such approval, or the imposition of highly restrictive conditions on such approval, would have a material adverse effect on the Company.

The Company believes that its existing capital resources should be sufficient to finance its operations through 1999. However, the Company's capital requirements may change due to numerous factors, including the progress of the Company's research and development programs, regulatory approvals, competitive and technological advances, the commercial viability of the Company's products, the terms of collaborative arrangements, if any, entered into by the Company, and other factors, many of which are beyond the Company's control. The Company will require substantial additional funds to continue its research and development programs and to commercialize potential products. The Company intends to seek such funds through a combination of future offerings of securities and collaborative arrangements with third parties, and regularly explores alternatives in this regard. The Company does not have any commitments to obtain any additional funds and has no established banking arrangements through which it can obtain additional debt financing. There can be no assurance that future funding will be available to the Company or, if available, will be obtainable on terms favorable to the Company. The receipt of funding, if any, from any corporate partners, including SB, will depend largely on the progress of research and development programs. Under collaborative arrangements, the Company may convey marketing, distribution, manufacturing, development or other rights to its proposed products to pharmaceutical companies in order to receive financial or other assistance. This will result in lower consideration to the Company upon commercialization of such products than if no arrangements were entered into or if such arrangements were entered into at later stages in the product development process. There can be no assurance that the Company will be able to enter into such arrangements on favorable terms, if at all.

If the Company does not enter into appropriate collaborations, receive additional funds from SB under its current agreement or raise sufficient funds from the periodic sale of securities, the Company will be required to delay or eliminate expenditures for potential products, including Cytolex, or to enter into collaborations with third parties to commercialize potential products or technologies that the Company would otherwise seek to develop itself, or seek other arrangements.

The Company is working with Abbott with regard to the development by Abbott of a solution phase chemical process to manufacture bulk drug substance for Cytolex on a commercial scale. The Company is currently dependent upon Abbott for the production of bulk drug substance for Cytolex. In the event that bulk drug substance for Cytolex is not manufactured at Abbott, the Company will need to secure other manufacturing arrangements. The process developed by Abbott is proprietary, and in the event the Company desires to utilize, or have another party utilize, such proprietary technology, the Company would be required to make license payments to Abbott. Further progress in scale-up and manufacturing development efforts will be required to enable the Company to manufacture and sell Cytolex on a profitable basis. This may require substantial additional funds. The Company has certain efforts under way with respect to alternative manufacturing sources, including recombinant manufacturing; however, these programs are at an early stage, and significant expenditures over an extended period of time will be required to develop a commercially viable process. No assurance can be given that a cost-effective manufacturing process can ultimately be developed, or that any such process would be approved by the FDA, or that the Company, Abbott or others will be able to manufacture Cytolex on a commercially viable basis.

The Company's arrangement with Abbott also provides for the issuance by the Company to Abbott of up to 500,000 shares of its Common Stock and the obligation to pay a royalty on any future sales of Cytolex. Stock issuances by the Company to Abbott will result in a charge to earnings, representing the fair value of the shares when issued. The Company issued 125,000 shares of common stock to Abbott in October 1995, resulting in a charge to earnings of $1,250,000 in 1995. Future stock issuances are related to the achievement by Abbott of contractual performance milestones.

The Company expects to contract with Abbott for the purchase of bulk drug substance for Cytolex in 1998, prior to any FDA approval of Cytolex, resulting in significant research and development expenses in 1998.

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

The Company's capital expenditure requirements will depend upon numerous factors, including the success of Cytolex and the progress of the Company's other research and development programs, the time and cost required to obtain regulatory approvals, the ability of the Company to enter into additional collaborative arrangements, the demand for products based on the Company's technology, if and when such products are approved, and possible acquisitions of products, technologies and companies. The Company had no significant capital commitments as of December 31, 1997.


ITEM 7A         QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not Applicable.


ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The information required by this item is set forth beginning on page F-1 hereof in the Table of Contents for PART II - Financial Information.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


         Information required by this item concerning directors is incorporated herein by reference from the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders. Set forth in Part I - Item 1 is the information required by this item concerning executive officers.


ITEM 11.         EXECUTIVE COMPENSATION.

         Information required by this item is incorporated herein by reference from the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 MANAGEMENT.

         Information required by this item is incorporated herein by reference from the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.


PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                 8-K.

Financial Statements

         The information required by this item is set forth in the Table of Contents to Financial Statements on page F-1 hereof.

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


Exhibit No.
-----------
     3.1                 Restated Certificate of Incorporation of the Registrant (Exhibit 3.1)(1)

     3.2                 Certificate of Amendment of Restated Certificate of Incorporation of the Registrant (Exhibit 3.2)(13)

     3.3                 By-laws of the Registrant (Exhibit 3.2)(2)

     4.1                 Specimen copy of stock certificate for shares of Common Stock of the Registrant (Exhibit 4.1) (3)

    10.1   #             1990 Stock Option Plan of the Registrant (Exhibit 10.1) (2)

    10.2   #             1992 Stock Option Plan of the Registrant, as amended (4)

    10.3   #             Stock Option Agreement with Jay Moorin (Exhibit 10.24) (3)

    10.4   #             Amendment to Stock Option Agreement with Jay Moorin (Exhibit 10.4) (1)

    10.5   #             Form of Stock Option Agreement under Stock Option Plans (Exhibit 4.6) (2)

    10.6   #             Employment Agreement with Jay Moorin (Exhibit 10.2) (2)

    10.7   #             Employment Agreement with Michael A. Zasloff (Exhibit 10.23) (3)

    10.8   #             Amendment of Employment Agreement with Michael A. Zasloff (Exhibit 10.9) (3)

    10.9   #             Employment Agreement with Michael R. Dougherty (Exhibit 10.26) (7)

   10.10   #             Employment Agreement with Roy C. Levitt, M.D. (Exhibit 10.24) (5) (9)


   10.11   #             Employment Agreement with Thomas J. Bigger (Exhibit 10.12)(13)

   10.12                 Lease with respect to Plymouth Meeting, Pennsylvania offices and laboratories (Exhibit 10.16) (2)

   10.13   *             Lease with respect to Plymouth Meeting, Pennsylvania office

   10.14                 Patent License Agreement and Sponsored Research Agreement with The Children's Hospital of Philadelphia
                         (Exhibit 10.15)(2)

   10.15                 License Agreement with Multiple Peptide Systems, Inc. (Exhibit 10.12)(2)

 Exhibit No.
 -----------

   10.16     Second Amendment to License Agreement with Multiple Peptide Systems, Inc. (Exhibit 10.30) (12)

   10.17     Stock Issuance Agreement between the Company and The Scripps Research Institute.  (Exhibit 10.2) (11)

   10.18     Stock Issuance Agreement between the Company and Houghten Pharmaceuticals, Inc. (Exhibit 10.1)(11)

   10.19     Form of Credit Agreement, including form of Promissory Note and Warrant (Exhibit 10.22) (2)

   10.20     Form of Amendment to Credit Agreement Warrant (Exhibit 10.18) (6)

   10.21     Research and Development Agreement with Abbott Laboratories (Exhibit 10.23)(7)

   10.22     Warrant Agreement with Abbott Laboratories (Exhibit 10.25)(7)

   10.23     Manufacturing Agreement with Abbott Laboratories, dated October 4, 1995 (Exhibit 10.27)(5)(8)

   10.24     Stock Issuance Agreement with Abbott Laboratories, dated October 4, 1995 (Exhibit 10.28)(5)(8)

   10.25     Assignment Agreement between Magainin Pharmaceuticals Inc., Roy C. Levitt, M.D. and GeneQuest, Inc. (Exhibit 10.25)
             (5)(9)

   10.26     Form of Purchase Agreement relating to the issuance by the Company of units consisting of shares of the Company's
             Common Stock and warrants to purchase shares of the Company's Common Stock. (Exhibit 10.1)(10)

   10.27     Form of Warrant to purchase shares of the Company's Common Stock.  (Exhibit 10.2)(10)

   10.28     Development, Supply and Distribution Agreement, effective as of February 12, 1997 with SmithKline Beecham Corporation
             (Exhibit 10.29)(5)(13)


   23     *  Consent of Richard A. Eisner & Company, LLP

   24     *  Power of Attorney (included on signature page of this Annual Report on Form 10-K)

   27     *  Financial Data Schedule


-------------------
Explanation of Footnotes to Listing of Exhibits

       *     Filed herewith.

       #     Compensation plans and arrangements for executives and others.

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

    (13)     Filed as an Exhibit to the Annual Report on Form 10-K for the year ended December 31, 1996 filed with the Securities and Exchange Commission on March 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         MAGAININ PHARMACEUTICALS INC.

Date: March 6, 1998              By: /s/ Jay Moorin
                                    ----------------
                                 Jay Moorin
                                 Chairman, President and Chief Executive Officer

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

      Signature                         Title                                                     Date
      ---------                         -----                                                     ----

/s/ Jay Moorin                          Chairman, President and Chief                    March 6, 1998
-------------------------               Executive Officer and Director
Jay Moorin                              (Principal Executive Officer)


/s/ Michael A. Zasloff, M.D. Ph. D.     Vice Chairman, Executive Vice                    March 6, 1998
-----------------------------------     President and Director
Michael A. Zasloff, M.D., Ph.D.

/s/ Michael R. Dougherty                Executive Vice President and                     March 6, 1998
------------------------                Chief Financial Officer, and Director
Michael R. Dougherty                    (Principal Financial and Accounting Officer)

/s/ Roy C. Levitt, M.D.                 Executive Vice President and                        March 6, 1998
-----------------------                 Head of Research and Development
Roy C. Levitt, M.D.                     and Director

/s/ Bernard Canavan, M.D.               Director                                         March 6, 1998
-------------------------
Bernard Canavan, M.D.

/s/ Zola P. Horovitz, Ph. D.            Director                                         March 6, 1998
----------------------------
Zola P. Horovitz, Ph.D.

/s/ Charles A. Sanders, M.D.            Director                                         March 6, 1998
----------------------------
Charles A. Sanders, M.D.

/s/ Robert F. Shapiro                   Director                                         March 6, 1998
---------------------
Robert F. Shapiro

                                        Director
-------------------------
James B. Wyngaarden, M.D.

                         MAGAININ PHARMACEUTICALS INC.

                               Table of Contents

                        PART II - Financial Information

ITEM 8.          FINANCIAL STATEMENTS
                                                                                          Page
                                                                                          ----

         Report of Independent Auditors                                                   F-2


         Balance Sheets                                                                   F-3


         Statements of Operations                                                         F-4


         Statements of Changes in Stockholders' Equity                                    F-5


         Statements of Cash Flows                                                         F-6


         Notes to Financial Statements                                                    F-7

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors and Stockholders
Magainin Pharmaceuticals Inc.
Plymouth Meeting, Pennsylvania


We have audited the accompanying balance sheets of Magainin Pharmaceuticals Inc. as at December 31, 1997, and December 31, 1996 and the related statements of operations, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of Magainin Pharmaceuticals Inc. at December 31, 1997 and December 31, 1996 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.



Richard A. Eisner & Company, LLP
New York, New York
February 6, 1998

BALANCE SHEETS                                     Magainin Pharmaceuticals Inc.
(In thousands, except per share amounts)




December 31,                                                          1997           1996
------------                                                          ----           ----


ASSETS
Current assets:
  Cash and cash equivalents                                       $     487      $  2,072
  Short-term investments                                             38,574        31,268
  Prepaid expenses and other current assets                             490           454
                                                                  ---------      --------
        Total current assets                                         39,551        33,794
Fixed assets, net                                                     2,824         2,506
Other assets                                                             69            76
                                                                  ---------      --------
             Total assets                                         $  42,444      $ 36,376
                                                                  =========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                           $   5,944      $  5,145
  Note payable - current                                                500           250
  Equipment lease obligations - current                                  34           123
                                                                  ---------      --------
        Total current liabilities                                     6,478         5,518
Note payable - long-term                                              1,000           750
Equipment lease obligations - long-term                                   -            38
Deferred rent                                                            96           127
                                                                  ---------      --------
        Total liabilities                                             7,574         6,433
                                                                  ---------      --------

Commitments, contingencies and other matters

Stockholders' equity:
Preferred stock - $.001 par value; shares
  authorized - 9,211; none issued
Common stock - $.002 par value; shares
  authorized - 45,000; shares issued and
  outstanding - 21,980 and 19,364                                        44            39
Additional paid-in capital                                          144,444       125,134
Unrealized gain on investments                                            6            13
Accumulated deficit                                                (109,624)      (95,243)
                                                                  ---------      --------
        Total stockholders' equity                                   34,870        29,943
                                                                  ---------      --------
  Total liabilities and stockholders' equity                      $  42,444      $ 36,376
                                                                  =========      ========


The accompanying notes are an integral part of these financial statements.

 STATEMENTS OF OPERATIONS             Magainin Pharmaceuticals Inc.
 (In thousands, except per share
 amounts)




 YEAR ENDED DECEMBER 31,                1997            1996            1995
 -----------------------                ----            ----            ----


 REVENUES:
   Contract                               $ 10,088      $    150         $  2,056
   Related party contract                       --            --              280
                                          --------      --------         --------
                                            10,088           150            2,336
                                          --------      --------         --------
 COSTS AND EXPENSES:
   Research and development                 22,875        22,326           18,160
   General and administrative                3,246         3,488            3,137
   Charge for stock issuance relating           --         7,080               --
        to royalty buyout                 --------      --------         --------

                                            26,121        32,894           21,297
                                          --------      --------         --------
 Loss from operations                      (16,033)      (32,744)         (18,961)
 Interest income                             1,770         2,172            1,778
 Interest expense                             (118)          (48)             (32)
                                          --------      --------         --------
 Loss                                     $(14,381)     $(30,620)        $(17,215)
                                          ========      ========         ========
 Loss per share - basic                     $(0.73)       $(1.71)          $(1.17)
                                          ========      ========         ========
 Weighted average shares outstanding        19,679        17,938           14,696
                                          ========      ========         ========


 The accompanying notes are an integral part of these financial statements

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY      Magainin Pharmaceuticals Inc.
(In thousands)



                                            Common Stock
                                                                                                 Unrealized
                                                                      Additional                    Gain
                                         Number                        Paid-in     Accumulated    (Loss) on
                                        of Shares      Amount          Capital       Deficit     Investments
                                        ---------      ------          -------       -------     ----------
BALANCE AT JANUARY 1, 1995                 13,320   $      27         $ 71,463    $(47,408)     $    (169)
Common stock issued pursuant to public      3,500           7           32,620           --
  offering
Common stock issued, exercise of              107          --              329           --
  options
Fair value of shares issued to                125          --            1,250           --
  contract manufacturer
Carrying value adjustment                      --          --               --           --            289
Loss                                           --          --               --     (17,215)             --
                                        ---------   ---------       ----------   ----------         ------
BALANCE AT DECEMBER 31, 1995               17,052          34          105,662     (64,623)            120

Common stock issued pursuant to             1,557           3           11,929           --             --
  private placement
Fair value of shares issued pursuant          550           1            7,059           --             --
  to royalty buyout
Common stock issued, exercise of              205           1              484           --             --
  options and warrants
Carrying value adjustment                      --          --               --           --          (107)
Loss                                           --          --               --     (30,620)             --
                                        ---------   ---------        ---------   ----------         ------
BALANCE AT DECEMBER 31, 1996               19,364          39          125,134     (95,243)             13
Common stock issued pursuant to public      2,587           5           19,167
  offering
Common stock issued, exercise of               29                          143
  options and warrants
Carrying value adjustment                                                                              (7)
Loss                                           --          --               --     (14,381)             --
                                        ---------   ---------         --------   ----------         ------
BALANCE AT DECEMBER 31, 1997               21,980         $44         $144,444   ($109,624)             $6
                                        =========   =========         ========   ==========         ======



 The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS              Magainin Pharmaceuticals Inc.
(IN THOUSANDS)


 YEAR ENDED DECEMBER 31,                          1997          1996         1995
 -----------------------                          ----          ----         ----
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Loss                                          $(14,381)     $(30,620)    $(17,215)
   Adjustments to reconcile loss to net
        cash used in operating activities:
        Fair value of stock, options and
        warrants issued                                 --         7,060        1,250
    Depreciation and amortization                      976           625          456
    Deferred rent                                     (31)          (16)          (6)
    Changes in operating assets and
      liabilities:
      (Increase) decrease in prepaid
         expenses and other assets                    (29)            55         (28)
      Increase in accounts payable
         and accrued expenses                          799         1,065          590
                                                 ---------     ---------    ---------

 Net cash used in operating activities            (12,666)      (21,831)     (14,953)
                                                 ---------     ---------    ---------
 CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of investments                        (73,065)      (28,019)     (62,948)
   Proceeds from maturities and
    sales of investments                            65,752        38,430       44,821
   Capital expenditures                            (1,294)       (1,655)        (360)
                                                 ---------     ---------    ---------
 Net cash provided by (used in)
   investing activities                            (8,607)         8,756     (18,487)
                                                 ---------     ---------    ---------

 CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from notes payable                         500         1,000           --
   Payments on capitalized equipment leases          (127)         (150)        (186)
   Proceeds from sale of stock and exercise
    of options and warrants                         19,315        12,417       32,956
                                                 ---------     ---------    ---------

 Net cash provided by financing activities          19,688        13,267       32,770
                                                 ---------     ---------    ---------
 Net increase (decrease) in cash and
   cash equivalents                                (1,585)           192        (670)
 Cash and cash equivalents at beginning
   of period                                         2,072         1,880        2,550
                                                 ---------     ---------    ---------
 Cash and cash equivalents at end of period      $     487     $   2,072    $   1,880
                                                 =========     =========    =========

 SUPPLEMENTAL CASH FLOW INFORMATION:
 Cash paid during the period for interest        $     106     $      48    $      32
                                                 =========     =========    =========



 The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS                      Magainin Pharmaceuticals Inc.


1.  THE COMPANY:

Magainin Pharmaceuticals Inc. (the "Company") was incorporated on June 29, 1987. The Company is a biopharmaceutical company engaged in the development of medicines for serious diseases. The Company has completed two pivotal Phase III clinical trials for its lead product development candidate, Cytolex, a topical cream antibiotic intended for the treatment of infection in diabetic foot ulcers. The Company is also conducting research on an aminosterol class of compounds. One such compound, squalamine, is being evaluated in Phase I clinical testing in cancer. The Company's newest research efforts are in the genomics of asthma.

The Company has not generated any revenues from product sales, and has funded operations primarily from the proceeds of public and private placements of securities. Substantial financing will be required by the Company to fund its research and development activities. There can be no assurance that such financing will be available when needed or that the Company's research and development efforts will be successful.

As a result of revenues earned during the year ended December 31, 1997, the Company is no longer in the development stage.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and related notes. Actual results could differ from those estimates.

Cash and Cash Equivalents - The Company considers all highly liquid investment instruments purchased with a maturity of three months or less to be cash equivalents.

Investments - Investments purchased with a maturity of more than three months, and which mature less than twelve months from the balance sheet date, are classified as short-term investments. Long-term investments are those with maturities greater than twelve months from the balance sheet date. The Company generally holds investments to maturity, however, since the Company may, from time to time, sell securities to meet cash requirements, the Company classifies its investments as available-for-sale as defined by Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). Available-for-sale securities are carried at market value with unrealized gains and losses reported as a separate component of Stockholders' Equity. Gross realized gains and losses on the sales of investment securities are determined on the specific identification method and are included in interest income.

Fixed Assets and Depreciation - Fixed assets are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Equipment under capital leases and leasehold improvements are amortized using the straight-line method over the term of the respective lease, or their estimated useful lives, whichever is shorter. Expenditures for maintenance and repairs are charged to expense as incurred.

Revenue recognition - Any revenues from research and development arrangements are recognized pursuant to the terms of the related agreements, either as work is performed, or as milestones are achieved.

Research and development - Research and development costs are expensed as incurred.

Patent costs - Patent-related costs are expensed as incurred.

Lease expense - Expense related to the facility lease is recorded on a straight-line basis over the lease term. The difference between rent expense incurred and the amount paid is recorded as deferred rent and is amortized over the lease term.

Stock Based Compensation - The Company accounts for stock-based employee compensation under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Effective January 1, 1996, the Company adopted the disclosure-only provisions of Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

Income Taxes - The Company accounts for income taxes using the liability method as prescribed by Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS 109"). Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits which are not expected to be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted.

Loss per share - The Company calculates its loss per share under the provisions of Statement of Financial Accounting Standard No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 requires a dual presentation of "basic" and "diluted" loss per share on the face of the income statement. Basic loss per share is computed by dividing loss by the weighted average number of shares of common stock outstanding during each period. Diluted loss per share includes the effect, if any, from the potential exercise or conversion of securities, such as stock options and warrants, which would result in the issuance of incremental shares of common stock. Only basic loss per share amounts have been presented on the face of the statements of operations as the inclusion of incremental shares would have been anti-dilutive.

Reclassification - Certain reclassifications have been made to prior years' financial statements to conform to the current year presentation.

3. INVESTMENTS:

The Company invests in securities of the U.S. Treasury and U.S. Government agencies. Excess cash is invested on a short-term basis in U.S. government based money market funds. Unrealized gains at December 31, 1997 and 1996 total $6,000 and $13,000, respectively. The Company has not realized any losses on its investments.

4.  FIXED ASSETS:

Fixed assets are stated at cost and are summarized as follows (in thousands):

                                                                          December 31,    December 31,
                                                                             1997             1996
                                                                          ------------   --------------
 Laboratory and office equipment                                              $3,147         $3,766
 Leasehold improvements                                                        2,625          2,433
                                                                             -------       --------

         Total                                                                 5,772          6,199

 Less accumulated depreciation and amortization                              (2,948)        (3,693)
                                                                             -------       --------
                                                                              $2,824         $2,506
                                                                             =======       ========

5.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts payable and accrued expenses consist of the following (in thousands):

                                                                            December 31,     December 31,
                                                                                1997             1996
                                                                            ------------     ------------
 Accounts payable                                                              $  215           $  176
 Clinical and regulatory costs                                                  1,197              720
 Manufacturing development costs                                                3,507            3,426
 Preclinical costs                                                                338              269
 Professional fees                                                                258              200
 Other                                                                            429              354
                                                                               ------           ------
                                                                               $5,944           $5,145
                                                                               ======           ======


6.  EQUIPMENT LEASE OBLIGATIONS:

The Company leases equipment under various agreements with original terms of 48 months and accounts for these leases as capital leases. The net book value of the equipment held under capital leases was approximately $38,000 and $149,000 at December 31, 1997 and 1996, respectively.


Future lease payments as of December 31, 1997 are as follows (in thousands):

 Year Ending December 31, 1998                                                                     $36
 Less amount representing interest                                                                   2
                                                                                                ------
 Present value of future lease
                 payments at end of year                                                            34
                                                                                                ======

7.  NOTE PAYABLE:

The Company has entered into a credit arrangement with a commercial bank under which up to $1,500,000 may be borrowed to finance the acquisition of equipment and the costs of improvements to the Company's leased facilities. Borrowings under this credit facility bear interest at rates ranging from 8.5% to the prime rate minus one quarter percent. The loans provide for monthly interest payments, with principal payments due on contractual repayment dates.

As of December 31, 1997 and 1996, the Company had borrowed $1,500,000 and $1,000,000, respectively, under this facility.

Any amounts outstanding under this credit arrangement shall become immediately due and payable under certain circumstances, including the failure of the Company to maintain certain minimum cash and investment balances, and financial ratios.

The principal repayment obligations as of December 31, 1997 are as follows (in thousands):

1998                      $         500
1999                              1,000
                                  -----

Total                     $       1,500
                                  =====

8.  STOCKHOLDERS' EQUITY:

In August 1995, the Company consummated a public offering of 3,500,000 shares of common stock with proceeds to the Company (after underwriting discounts and offering expenses) of approximately $32,627,000.

In October 1995, pursuant to an arrangement with a contract manufacturer, the Company issued to such manufacturer 125,000 shares of common stock with a fair value of $10 per share. In connection therewith, the Company recorded a non-cash charge to earnings of $1,250,000.

In May 1996, the Company increased the number of its authorized common shares to 45,000,000.

In August 1996, the Company completed a private placement of 1,556,763 shares of common stock, together with warrants as described below, with proceeds to the Company (after offering expenses) of approximately $11,932,000.

In September 1996, pursuant to a buyout of a royalty arrangement, the Company issued 550,000 shares of common stock. In connection, therewith, the Company recorded a non-cash charge to earnings of $7,060,000.

In December 1997, the Company consummated a public offering of 2,587,500 shares of common stock with proceeds to the Company (after underwriting discounts and offering expenses) of approximately $19,172,000.

Warrants - Under a 1991 credit agreement with certain stockholders, the Company granted warrants to the lenders to purchase an aggregate of 250,000 shares of common stock at $8.00 per share. These warrants expire in 2001. At December 31, 1997, 229,739 of these warrants are outstanding.

In October 1994, pursuant to an arrangement with a contract manufacturer, the Company granted to such manufacturer a warrant to purchase 300,000 shares of common stock at $7.50 per share. The warrant expires in 1999.

In connection with the August 1996 private placement, the Company issued common stock together with warrants to purchase an aggregate of 1,011,896 shares of common stock, exercisable at $8.48 per share. The warrants contain provisions to decrease the exercise price, and increase the issuable shares, under certain circumstances. Such circumstances include the issuance of shares of common stock by the Company for a consideration per share less than the exercise price of the warrants, and the issuance by the Company of securities convertible into shares of common stock for which the exercise or conversion price is less than the exercise price of the warrants. In this regard, as a result of the Company's December 1997 public offering, the warrants were adjusted to be exercisable for an aggregate of 1,017,872 shares of common stock and the
exercise price was decreased to $8.43 per share.   The warrant holders also
have a one-time right, in the event the average price of the Company's common stock in any month prior to August 1999 falls below a certain level, to reduce the exercise price of the warrant to 110% of such average price.

Stock option plans - In May 1991, the stockholders approved the 1990 Stock Option Plan (the "1990 Plan") which provides for the granting of options for the purchase of up to 160,000 shares of common stock. In May 1996, the stockholders approved the amended 1992 Stock Option Plan (the "1992 Plan") which provides for the granting of options for the purchase of up to 2,500,000 shares of common stock.

The plans provide for the granting of incentive stock options and nonqualified stock options and are administered by a committee of the Board of Directors. The committee has the authority to determine the term during which an option may be exercised (provided that no option may have a term of more than 10 years), the exercise price of an option and the rate at which options may be exercised. Incentive stock options may be granted only to employees of the Company. Nonqualified stock options may be granted to employees, directors or consultants of the Company.

For nonqualified stock options under the 1992 Plan and incentive stock options, the exercise price can not be less than the fair market value of the underlying common stock on the date of the grant.

In addition to the shares of common stock issuable upon exercise of options granted under the Company's stock option plans, 734,383 shares of common stock are issuable upon exercise of outstanding options granted to officers, employees and consultants pursuant to other written agreements. The exercise price for these options was set by the Board of Directors, or a committee designated by the Board, based upon an evaluation of the fair market value of the Company's common stock on the date of grant. The options vest over various periods, not exceeding five years, and expire no later than ten years from the date of grant.

A summary of the status of the Company's stock options as of December 31, 1997, 1996 and 1995, and changes during the years ending on those dates, is presented below (in thousands, except per share data):

                                          1997                                 1996                                 1995
                                ----------------------------        ---------------------------         ---------------------------
                                 SHARES     WEIGHTED-AVERAGE        SHARES     WEIGHTED-AVERAGE         SHARES     WEIGHTED-AVERAGE
OPTIONS                                      EXERCISE PRICE                     EXERCISE PRICE                      EXERCISE PRICE
-------                         --------     --------------        --------     --------------         --------     --------------
Outstanding at beginning of        2,466               $6.07          2,048                $3.97          1,759               $3.07
year
Granted                              576               $7.51            782               $10.56            504               $7.16
Exercised                           (29)               $4.91          (196)               $ 2.56          (107)               $3.08
Forfeited                           (39)               $8.46          (168)               $ 5.01          (108)               $4.90
                                   -----                              -----                               -----
Outstanding at end of year         2,974               $6.33          2,466               $ 6.07          2,048               $3.97

Exercisable at end of year         1,586               $4.29          1,203               $ 3.00          1,157               $2.39

The following table summarizes information about stock options outstanding as of December 31, 1997 (in thousands, except per share data):


                                     OPTIONS                                           OPTIONS
                                   OUTSTANDING                                       EXERCISABLE
                  ---------------------------------------------------      -------------------------------
                     SHARES      WEIGHTED AVERAGE                             SHARES
RANGE OF          OUTSTANDING       REMAINING        WEIGHTED AVERAGE      EXERCISABLE     WEIGHTED AVERAGE
EXERCISE PRICES   AT 12/31/97    CONTRACTUAL LIFE     EXERCISE PRICE        AT 12/31/97     EXERCISE PRICE
----------------  -----------    ----------------     --------------       ------------     --------------
$.002 - $.40               146        1 Year               $  0.02                 146             $  0.02
$2.00 - $3.75            1,039       5 Years               $  2.73                 957             $  2.65
$5.25 - $8.00              838       8 Years               $  7.22                 196             $  6.49
$8.25 - $11.63             936       8 Years               $ 10.34                 276             $ 10.19
$16.75                      15       6 Years               $ 16.75                  11             $ 16.75
                 -------------                                             -----------
$.002 - $16.75           2,974       7 Years               $  6.33               1,586             $  4.29

The Company applies APB Opinion No. 25 and related Interpretations in accounting for options. Accordingly, no compensation cost has been recognized for employee stock option grants. Had compensation cost for employee stock option grants been determined based on the fair value at the grant dates for awards consistent with the method of SFAS No. 123, the Company's loss and loss per share would have been increased to the pro forma amounts indicated below (in thousands, except per share data):

                                                      1997                 1996                 1995
                                                      ----                 ----                 ----
 Loss                As reported                 $(14,381)            $(30,620)            $(17,215)
                     Pro forma                   $(16,649)            $(31,816)            $(17,410)

 Loss per share -    As reported                   $(0.73)              $(1.71)              $(1.17)
 basic               Pro forma                     $(0.85)              $(1.78)              $(1.18)




The resulting effect on pro forma loss and pro forma loss per share disclosed above is not likely to be representative of the effects on a pro forma basis in future years, because 1997, 1996 and 1995 pro forma results include the impact of only three, two and one years, respectively, of grants and related vesting, while subsequent years will include additional years of grants and vesting.
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                               1997                      1996                     1995
                                               ----                      ----                     ----
Range of risk free interest rates       5.8% - 6.6%               6.1% - 6.8%              5.6% - 7.2%

Dividend yield                                   0%                        0%                       0%

Volatility factor                               75%                       79%                      82%

Expected life of options (in years)               6                         6                        6

The Weighted Average Fair Value of options granted was $5.31 in 1997, $7.54 in 1996 and $5.30 in 1995.

9.  INCOME TAXES:

The Company has approximately $95,707,000 of net operating loss ("NOL") carryforwards for income tax purposes and approximately $5,675,000 of research and development tax credits available to offset future federal income tax subject to limitations for alternative minimum tax. The NOL and research and development credit carryforwards are subject to examination by the tax authorities and expire in various years from 2003 through 2012. The NOL carryforward differs from the accumulated deficit principally due to differences in the recognition of certain research and development expenses for financial and federal income tax reporting.

The Tax Reform Act of 1986 contains provisions that may limit the NOL and research and development credit carryforwards available to be used in any given year upon the occurrence of certain events, including significant changes in ownership interest. A change in ownership of a company of greater than 50% within a three-year period results in an annual limitation on that company's ability to utilize its NOL carryforwards from tax periods prior to the ownership change. The Company is subject to an annual limitation on the use of its NOL carryforwards pursuant to these provisions. The Company does not believe that such limitation will have a material adverse impact on the utilization of its carryforwards.

The Company's NOL, research and development tax credit carryforwards and temporary differences represent a previously unrecognized tax benefit. Recognition of these benefits requires future income. Because the attainment of future income is uncertain, the Company has established a valuation allowance, which increased by approximately $6,954,000 during 1997, for the entire amount of the tax benefit.

Significant components of the Company's deferred tax assets as of December 31, 1997 and 1996 are as follows (in thousands):


                                                            1997                  1996
                                                            ----                  ----

 Net operating loss carryforwards                      $  33,497             $  29,077

 Research credits                                          5,675                 4,258

 Capitalized research and development                      2,284                 2,360

 Other, net                                                2,046                   853
                                                       ---------             ---------
 Net deferred tax assets                                  43,502                36,548

 Valuation allowance for deferred tax assets           $(43,502)             $(36,548)
                                                       ---------             ---------
 Total deferred tax assets                             $     --              $     --
                                                       =========             =========


10.  COLLABORATIVE AGREEMENTS:

In 1990, the Company entered into a Research and License Agreement with Colgate-Palmolive Company ("Colgate") pursuant to which the Company received research funding of approximately $280,000 in the year ended December 31, 1995. This agreement has expired.

In August 1994, the Company entered into a collaboration in the nutritional field with Abbott Laboratories ("Abbott"). The Company recorded revenue of $88,000, $150,000, and $150,000 in the years ended December 31, 1997, 1996 and
1995, respectively, under this arrangement.

The Company recorded revenues of $1.9 million in 1995 relating to the execution of an agreement in principle with Fisons plc ("Fisons") in September 1995, and the termination by Fisons of this arrangement in November 1995.

In February 1997, the Company entered into a development, supply and distribution agreement (the "Agreement") in North America with SmithKline Beecham ("SB") for Cytolex(TM). SB has paid the Company $10.0 million under this Agreement, and may make additional payments to Magainin of up to $22.5 million, upon the occurrence of certain product milestones. SB will also fund a percentage of any development expenses for any additional indications for Cytolex(TM). Upon the commencement of commercial sales by SB, Magainin will be responsible for the supply of Cytolex(TM) and SB will be responsible for the marketing and sale of Cytolex(TM). Magainin will receive certain percentages of SB sales revenues under agreed upon terms. The Agreement also gives SB the right to negotiate for rights to another Magainin product development candidate, under certain terms and conditions. The Agreement gives SB the right to terminate on a country by country basis if SB determines it is not economical to distribute Cytolex in those areas.

The Company has rights under license agreements to certain patents and patent applications under which the Company expects to owe royalties on sales of any products which are covered by issued patent claims. Additionally, certain of these agreements also provide that if the Company elects not to pursue the commercial development of any licensed technology, or does not adhere to an acceptable schedule of commercialization, then the Company's exclusive rights to such technology would terminate.

11.  401(K) PLAN:

The Company maintains a 401(k) retirement plan available to all full-time, eligible employees. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under federal tax regulations. The Company, at its discretion, may make certain contributions to the plan. No such contributions have been made through December 31, 1997.

12.  COMMITMENTS, CONTINGENCIES AND OTHER MATTERS:

Manufacturing

The Company is working with Abbott with regard to the development by Abbott of a solution phase chemical process to manufacture bulk drug substance for Cytolex on a commercial scale. The Company is currently dependent upon Abbott for the production of bulk drug substance for Cytolex. In the event that bulk drug substance for Cytolex is not manufactured at Abbott, the Company will need to secure other manufacturing arrangements. The process developed by Abbott is proprietary, and in the event the Company desires to utilize, or have another party utilize, such proprietary technology, the Company would be required to make license payments to Abbott. Further progress in scale-up and manufacturing development efforts will be required to enable the Company to manufacture and sell Cytolex on a profitable basis. This may require substantial additional funds. The Company has certain efforts under way with respect to alternative manufacturing sources, including recombinant manufacturing; however, these programs are at an early stage, and significant expenditures over an extended period of time will be required to develop a commercially viable process. No assurance can be given that a cost-effective manufacturing process can ultimately be developed, or that any such process would be approved by the FDA, or that the Company, Abbott or others will be able to manufacture Cytolex on a commercially viable basis.

The Company's arrangement with Abbott also provides for the issuance by the Company to Abbott of up to 500,000 shares of its Common Stock and the obligation to pay a royalty on any future sales of Cytolex. Stock issuances by the Company to Abbott will result in a charge to earnings, representing the fair value of the shares when issued. The Company issued 125,000 shares of common stock to Abbott in October 1995, resulting in a charge to earnings of $1,250,000 in 1995. Future stock issuances are related to the achievement by Abbott of contractual performance milestones.

The Company expects to finalize an agreement with Abbott for the purchase of bulk drug substance for Cytolex in 1998, prior to any FDA approval of Cytolex, resulting in significant research and development expenses in 1998.

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

Rent

The Company has entered into two operating leases for its laboratory and corporate office facilities. These leases provide for minimum annual rent payments through 2001 as follows (in thousands):

Year Ending December 31,
1998                                                                 $436
1999                                                                  435
2000                                                                  119
2001                                                                   10

The leases provide for escalations relating to increases in real estate taxes and certain operating expenses.

Rent expense was approximately $295,000, $310,000 and $297,000, for the years ended December 31, 1997, 1996 and 1995, respectively.

                                 Exhibit Index

The Exhibits that have been filed herewith this Form 10-K are summarized as follows:


 EXHIBIT NO.                                    DESCRIPTION


   10.13         Lease with respect to Plymouth Meeting, PA office space

   23            Consent of Richard A. Eisner & Company, LLP

   24            Power of Attorney (included on signature page of this Annual Report on
                 Form 10-K)

   27            Financial Statement Data Schedule