Form 10-Q
period 1998-03-31
MAGAININ PHARMACEUTICALS INC
filed 1998-04-27
CIK 880431

================================================================================

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM             TO

                          COMMISSION FILE NO. 0-19651

                         MAGAININ PHARMACEUTICALS INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      13-3445668
       (STATE OR OTHER JURISDICTION OF                         (IRS EMPLOYER
        INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NUMBER)

              5110 CAMPUS DRIVE                                    19462
        PLYMOUTH MEETING, PENNSYLVANIA                           (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                  610-941-4020
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X]  No [ ]

     The number of outstanding shares of the Registrant's Common Stock, par value $.002 per share, on April 22, 1998 was 22,242,890.

================================================================================

                         MAGAININ PHARMACEUTICALS INC.

                                     INDEX

                                                                            PAGE
                                                                            ----
PART I --   FINANCIAL INFORMATION
ITEM 1.     Financial Statements (unaudited)
            Balance Sheets as of March 31, 1998 and December 31, 1997...      1
            Statements of Operations for the three months ended
            March 31, 1998 and March 31, 1997...........................      2
            Statements of Cash Flows for the three months ended
            March 31, 1998 and March 31, 1997...........................      3
            Notes to Financial Statements...............................      4
ITEM 2.     Management's Discussion and Analysis of Results of
            Operations and Financial Condition..........................      7
PART II --  OTHER INFORMATION...........................................     11

                         MAGAININ PHARMACEUTICALS INC.

                                 BALANCE SHEETS
                   (IN THOUSANDS -- EXCEPT PER SHARE AMOUNTS)

                                                              MARCH 31, 1998    DECEMBER 31, 1997
                                                              --------------    -----------------
                                                               (UNAUDITED)
Assets
Current assets:
  Cash and cash equivalents.................................    $      20           $     487
  Short-term investments....................................       33,000              38,574
  Prepaid expenses and other current assets.................          570                 490
                                                                ---------           ---------
          Total current assets..............................       33,590              39,551
Fixed assets, net...........................................        3,101               2,824
Other assets................................................           91                  69
                                                                ---------           ---------
          Total assets......................................    $  36,782           $  42,444
                                                                =========           =========
Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable and accrued expenses.....................    $   5,593           $   5,944
  Current portion of note payable...........................          500                 500
  Current portion of capital lease obligations..............           16                  34
                                                                ---------           ---------
          Total current liabilities.........................        6,109               6,478
Note payable -- long-term...................................        1,500               1,000
Deferred rent...............................................           87                  96
                                                                ---------           ---------
          Total liabilities.................................        7,696               7,574
                                                                ---------           ---------
Commitments, contingencies and other matters
Stockholders' equity:
  Preferred stock -- $.001 par value; 9,211 shares
     authorized, none issued................................           --                  --
  Common stock -- $.002 par value; 45,000 shares authorized,
     22,243 and 21,980 shares issued and outstanding........           45                  44
  Additional paid-in capital................................      145,303             144,444
  Unrealized gain (loss) on investments.....................           12                   6
  Accumulated deficit.......................................     (116,274)           (109,624)
                                                                ---------           ---------
          Total stockholders' equity........................       29,086              34,870
                                                                ---------           ---------
          Total liabilities and stockholders' equity........    $  36,782           $  42,444
                                                                =========           =========

                       See Notes to Financial Statements.

                         MAGAININ PHARMACEUTICALS INC.

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                   (IN THOUSANDS -- EXCEPT PER SHARE AMOUNTS)

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               1998       1997
                                                              -------    -------
Contract revenues...........................................  $    --    $ 5,037
                                                              -------    -------
Costs and expenses:
  Research and development..................................    6,220      4,707
  General and administrative................................      910        865
                                                              -------    -------
                                                                7,130      5,572
                                                              -------    -------
Loss from operations........................................   (7,130)      (535)

Interest income.............................................      514        442
Interest expense............................................      (34)       (22)
                                                              -------    -------
                                                                  480        420
Loss........................................................  $(6,650)   $  (115)
                                                              =======    =======
Loss per share -- basic.....................................  $  (.30)   $  (.01)
                                                              =======    =======
Weighted average shares outstanding (in thousands)..........   22,093     19,364
                                                              =======    =======

                       See Notes to Financial Statements.

                         MAGAININ PHARMACEUTICALS INC.

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                               1998        1997
                                                              -------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Loss......................................................  $(6,650)   $   (115)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization..........................      271         214
     Issuance of common stock under manufacturing
      agreement.............................................      859          --
     Deferred rent..........................................       (9)         (8)
     Changes in operating assets and liabilities:
       Change in prepaid expenses and other assets..........     (292)       (134)
       Change in accounts payable and accrued expenses......     (351)       (724)
                                                              -------    --------
       Net cash used in operating activities................   (6,172)       (767)
                                                              -------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of investments..................................   (8,385)    (13,562)
  Proceeds from maturities and sales of investments.........   14,150      16,996
  Purchase of fixed assets..................................     (548)       (433)
                                                              -------    --------
          Net cash provided by investing activities.........    5,217       3,001
                                                              -------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings under note payable...............      500          --
  Payments on capital lease obligations.....................      (12)        (34)
  Proceeds from exercise of employee options and warrants...       --           6
                                                              -------    --------
          Net cash provided by (used in) financing
           activities.......................................      488         (28)
                                                              -------    --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........     (467)      2,206
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............      487       2,072
                                                              -------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................  $    20    $  4,278
                                                              =======    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest during the period....................  $    33    $     22
                                                              =======    ========

                       See Notes to Financial Statements.

                         MAGAININ PHARMACEUTICALS INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  COMPANY BACKGROUND

     Magainin Pharmaceuticals Inc. ("Magainin" or the "Company") was incorporated on June 29, 1987. The Company is a biopharmaceutical company engaged in the development of medicines for serious diseases. The Company's development efforts are focused on anti-infectives, oncology and pulmonary and allergic disorders.

     The Company has completed two pivotal Phase III clinical trials for its lead product development candidate, Cytolex, a topical cream antibiotic intended for the treatment of infection in diabetic foot ulcers. The Company is also conducting research on an aminosterol class of compounds. One such compound, squalamine, is currently being evaluated in Phase I clinical testing in cancer. The Company's newest research efforts are in the genomics of asthma.

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

2.  BASIS OF PRESENTATION

     The accompanying financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The December 31, 1997 balance sheet was derived from audited financial statements, however, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The Company believes that the financial statements include all adjustments of a normal and recurring nature necessary to present fairly the results of operations, financial position and cash flows for the periods presented. Results of operations for interim periods are not necessarily indicative of those to be achieved for full fiscal years. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. There have been no material changes in accounting policies from those stated in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

3.  NOTE PAYABLE

     The Company has entered into a credit arrangement with a commercial bank. Borrowings under this credit arrangement bear interest at rates ranging from 8.5% to the prime rate minus one quarter percent. The credit arrangement provides for monthly interest payments, with principal payments due on contractual repayment dates. As of March 31, 1998 the Company had borrowed $2,000,000 under the credit arrangement, including $500,000 borrowed during the three months ended March 31, 1998. Any amounts outstanding under this credit arrangement shall become immediately due and payable under certain circumstances, including the failure by the Company to maintain certain minimum cash and investment balances, as well as certain financial ratios.

                         MAGAININ PHARMACEUTICALS INC.

                                  (UNAUDITED)

4.  STOCKHOLDERS' EQUITY

     The reconciliation of Stockholders' Equity from December 31, 1997 to March 31, 1998 is summarized as follows:

                                              COMMON STOCK
                                           ------------------   ADDITIONAL                 UNREALIZED
                                            NUMBER               PAID-IN     ACCUMULATED   GAIN (LOSS)
                                           OF SHARES   AMOUNT    CAPITAL       DEFICIT     INVESTMENTS
 (DOLLAR AND SHARE AMOUNTS IN THOUSANDS)   ---------   ------   ----------   -----------   -----------
Balance at December 31, 1997.............   21,980      $44      $144,444     $(109,624)       $ 6
Fair value of shares issued under
  manufacturing agreement................      125       --           859            --         --
Exercise of employee options and
  warrants...............................      138        1            --            --         --
Short-term investments carrying value
  adjustment.............................       --       --            --            --          6
Loss.....................................       --       --            --        (6,650)        --
                                            ------      ---      --------     ---------        ---
Balance at March 31, 1998................   22,243      $45      $145,303     $(116,274)       $12
                                            ======      ===      ========     =========        ===

5.  MANUFACTURING AGREEMENT

     The Company is working with Abbott Laboratories ("Abbott") with regard to the manufacture by Abbott of bulk drug substance for Cytolex. The Company's prior development arrangement with Abbott provides for the issuance by the Company to Abbott of up to 500,000 shares of the Company's common stock and the obligation to pay a royalty on any future sales of Cytolex. Stock issuances by the Company to Abbott will result in a charge to earnings, representing the fair value of the shares when issued. As of March 31, 1998, the Company has issued 250,000 shares of common stock to Abbott, including 125,000 shares issued during the three months ended March 31, 1998. The issuance of such shares resulted in the recording of an earnings charge of $859,000 in the three months ended March 31, 1998. Future stock issuances are related to the achievement by Abbott of contractual performance milestones.

     The Company expects to finalize an agreement with Abbott for the purchase of bulk drug substance for Cytolex in 1998, prior to any FDA approval of Cytolex, resulting in significant charges to research and development expense in 1998.

6.  COLLABORATIVE AGREEMENT

     In February 1997, the Company entered into a development, supply and distribution agreement (the "SB Agreement") in North America with SmithKline Beecham ("SB") for Cytolex. To date, SB has paid the Company $10.0 million under the SB Agreement, including $5.0 million in the three months ended March 31, 1997, and may make additional payments to Magainin of up to $22.5 million upon the occurrence of certain product milestones. SB will also fund a percentage of any development expenses for any additional indications for Cytolex. Upon the commencement of commercial sales by SB, Magainin will be responsible for the supply of Cytolex and SB will be responsible for the marketing and sale of Cytolex. Magainin will receive certain percentages of SB sales revenues under agreed upon terms. The SB Agreement also gives SB the right to negotiate for rights to another Magainin product development candidate under certain terms and conditions. The SB Agreement gives SB the right to terminate on a country-by-country basis if SB determines it is not economical to distribute Cytolex in such areas.

                         MAGAININ PHARMACEUTICALS INC.

                                  (UNAUDITED)

7.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consist of the following (in thousands):

                                                       MARCH 31,    DECEMBER 31,
                                                         1998           1997
                                                       ---------    ------------
Accounts payable.....................................   $  345         $  215
Clinical and regulatory..............................    1,196          1,197
Manufacturing costs..................................    2,546          3,507
Preclinical costs....................................      504            338
Professional fees....................................      206            258
Other................................................      796            429
                                                        ------         ------
                                                        $5,593         $5,944
                                                        ======         ======

ITEM  2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report contains, in addition to historical information, statements by the Company with regard to its expectations as to financial results and other aspects of its business that involve risks and uncertainties and may constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements reflect management's current views and are based on certain assumptions. Actual results could differ materially from those currently anticipated as a result of a number of factors, including, but not limited to, the risks and uncertainties discussed in this report, as well as those discussed under "Risk Factors" set forth in Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997 as filed with the Securities and Exchange Commission. Given these uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward-looking statements. Furthermore, the Company disclaims any obligation or intent to update any such factors or forward-looking statements to reflect future events or developments.

GENERAL

     The Company is a biopharmaceutical company engaged in the development of medicines for serious diseases. The Company's development efforts are focused on anti-infectives, oncology and pulmonary and allergic disorders. The Company has completed two pivotal Phase III clinical trials for its lead product development candidate, Cytolex, a topical cream antibiotic intended for the treatment of infection in diabetic foot ulcers. The Company is also conducting research on an aminosterol class of compounds. One such compound, squalamine, is currently being evaluated in Phase I clinical testing in cancer. The Company's newest research efforts are in the genomics of asthma.

     Since commencing operations in 1988, the Company has not generated any sales revenue. The Company has funded operations primarily from the proceeds of public and private placements of securities. The Company has incurred a loss in each year since its inception, and expects to incur substantial additional losses for at least the next several years. The Company expects that losses will fluctuate from quarter to quarter, and that such fluctuations may be substantial. As such, results of operations for interim periods are not necessarily indicative of those to be achieved for full fiscal years. At March 31, 1998, the Company's accumulated deficit was approximately $116,274,000.

RESULTS OF OPERATIONS

REVENUES

     The Company has received no revenue from product sales. Revenues recorded to date have consisted principally of revenues recognized under collaborations with corporate partners. The Company recorded revenue of $5,000,000 in the first quarter of 1997 reflecting the receipt of payment under a development, supply and distribution agreement entered into in February, 1997 with SmithKline Beecham ("SB") for Cytolex. The Company does not expect to realize additional milestone revenues from its arrangement with SB until United States Food and Drug Administration ("FDA") approval of Cytolex. However, there can be no assurance that Cytolex will be approved by the FDA. The Company has no other currently existing collaborations which will result in the realization of research and development revenues.

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses have increased in the first quarter of 1998 as compared to the first quarter of 1997 due principally to the recording of a non-cash charge to earnings of approximately $859,000 related to the issuance of 125,000 shares of common stock by the Company pursuant to its manufacturing development arrangement with Abbott Laboratories ("Abbott"). Additional increases in research and development expenses are associated with increased personnel costs, the initiation of clinical testing of squalamine, and the Company's manufacturing supply agreement with Abbott.

     The level of research and development expenses in future periods will depend upon the success of the development of Cytolex, and the progress of other research programs at the Company. Expenses relating to the development of Cytolex are expected to continue to be significant in future periods principally as a result of the Company's ongoing manufacturing program. The Company expects to finalize an agreement with Abbott for the purchase of bulk drug substance for Cytolex in 1998, prior to any FDA approval of Cytolex, resulting in significant research and development expenses in 1998. The Company also expects, in future periods, increased development expenses relating to its aminosterol and asthma genomics programs.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses consist principally of personnel costs and professional fees and have increased in the first quarter of 1998 as compared to the first quarter of 1997 due largely to increases in professional fees expense. The Company expects general and administrative expenses to increase in future periods as the Company's level of activities increases.

INTEREST INCOME AND INTEREST EXPENSE

     The increase in interest income in the three months ended March 31, 1998 as compared to the same period of the prior year is due principally to an increased balance of short-term investments. The increase in interest expense in the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 is due to increased debt balances.

LOSS

     The Company expects to conduct, over the next several years, significant research, pre-clinical development, clinical testing and manufacturing activities which, together with projected general and administrative expenses, are expected to result in continued and significant losses, particularly due to the extended time period before the Company expects to commercialize any products.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

     Cash and investments were $33,020,000 at March 31, 1998 as compared to $39,061,000 at December 31, 1997. The primary use of cash was to finance the Company's operations.

     Since inception, the Company has funded its operations primarily from the proceeds of public and private placements of securities, including $17,080,000 raised from its initial public offering in December 1991, $21,469,000 raised from a public offering completed in February 1993, $18,023,000 raised from a private placement of common stock completed in October 1993, $32,627,000 raised from a public offering completed in August 1995, $11,932,000 raised from a private placement completed in August 1996, and $19,172,000 raised from a public offering completed in December 1997, as well as contract and grant revenues, interest income and lease and debt financing.

     Capital expenditures amounted to $548,000 in the three months ended March 31, 1998, principally reflecting equipment purchases.

     Accounts payable and accrued expenses decreased $351,000 to $5,593,000 at March 31, 1998 as compared to $5,944,000 at December 31, 1997, due principally to payments made under certain manufacturing development arrangements, offset by increases in accounts payable and accrued expenses. The Company expects an increase in accounts payable and accrued expenses in future periods as costs for the purchase of bulk drug substance are accrued in 1998, but not paid until late 1998 and 1999. During the first quarter of 1998 the Company borrowed an additional $500,000 under a credit arrangement with a commercial bank, resulting in an increase in note payable.

     In February 1997, the Company entered into a development, supply and distribution agreement (the "SB Agreement") in North America with SmithKline Beecham ("SB") for Cytolex. Through March 31, 1998, SB has paid the Company $10,000,000 under this agreement, including $5,000,000 paid to the Company in the first quarter of 1997. SB may make additional payments to Magainin of up to $22,500,000 upon the occurrence of certain product milestones. SB will also fund a percentage of any development expenses for any additional indications for Cytolex. Upon the commencement of commercial sales by SB, Magainin will be responsible for the supply of Cytolex and SB will be responsible for the marketing and sales of Cytolex. Magainin will receive certain percentages of SB sales revenues under agreed upon terms. The SB Agreement also gives SB the right to negotiate for rights to another Magainin product development candidate, under certain terms and conditions.

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

     The Company believes that its existing capital resources should be sufficient to finance its operations through 1999. However, the Company's capital requirements may change due to numerous factors, including the progress of the Company's research and development programs, regulatory approvals, competitive and technological advances, the commercial viability of the Company's products, the terms of collaborative arrangements, if any, entered into by the Company, and other factors, many of which are beyond the

Company's control. The Company will require substantial additional funds to continue its research and development programs and to commercialize potential products. The Company intends to seek such funds through a combination of future offerings of securities and collaborative arrangements with third parties, and regularly explores alternatives in this regard. The Company does not have any commitments to obtain any additional funds and has no established banking arrangements through which it can obtain additional debt financing. There can be no assurance that future funding will be available to the Company or, if available, will be obtainable on terms favorable to the Company. The receipt of funding, if any, from corporate partners, including SB, will depend largely on the progress of research and development programs. Under collaborative arrangements the Company may convey marketing, distribution, manufacturing, development or other rights to its proposed products to pharmaceutical companies in order to receive financial or other assistance. This will result in lower consideration to the Company upon commercialization of such products than if no arrangements were entered into, or if such arrangements were entered into at later stages in the product development process. There can be no assurance that the Company will be able to enter into such arrangements on favorable terms, if at all.

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

     The Company is working with Abbott with regard to the manufacture by Abbott of bulk drug substance for Cytolex. The Company is currently dependent upon Abbott for the production of bulk drug substance for Cytolex. In the event that bulk drug substance for Cytolex is not manufactured at Abbott, the Company will need to secure other manufacturing arrangements. The process developed by Abbott is proprietary, and in the event the Company desires to utilize, or have another party utilize, such proprietary technology the Company would be required to make license payments to Abbott. Further progress in scale-up and manufacturing development efforts will be required to enable the Company to manufacture and sell Cytolex on a profitable basis. This may require substantial additional funds. The Company has certain efforts under way with respect to alternative manufacturing sources, including recombinant manufacturing; however, these programs are at an early stage and significant expenditures over an extended period of time will be required to develop a commercially viable process. No assurance can be given that a cost-effective manufacturing process can ultimately be developed, or that any such process would be approved by the FDA, or that the Company, Abbott or another entity will be able to manufacture Cytolex on a commercially viable basis.

     The Company's prior development arrangement with Abbott provides for the issuance by the Company to Abbott of up to 500,000 shares of its Common Stock and the obligation to pay a royalty on any future sales of Cytolex. Stock issuances by the Company to Abbott will result in a charge to earnings, representing the fair value of the shares when issued. As of March 31, 1998, the Company has issued 250,000 shares of common stock to Abbott, including 125,000 shares issued during the three months ended March 31, 1998. The issuance of such shares resulted in the recording of an earnings charge of $859,000 in the three months ended March 31, 1998. Future stock issuances are related to the achievement by Abbott of contractual performance milestones.

     The Company expects to finalize an agreement with Abbott for the purchase of bulk drug substance for Cytolex in 1998, prior to any FDA approval of Cytolex, resulting in significant charges to research and development expense in 1998.

     The Company also expects to conduct significant manufacturing development activities for its other products under development. The Company is currently working with outside contractors for the chemical production of squalamine. The Company expects to expend significant resources in the chemical synthesis of squalamine and any other compounds under development, however, there can be no assurance that these efforts will be successful.

     The Company's capital expenditure requirements will depend upon numerous factors, including the success of Cytolex and the progress of the Company's other research and development programs, the time and cost required to obtain regulatory approvals, the ability of the Company to enter into additional collaborative arrangements, the demand for products based on the Company's technology, if and when such products are approved, and possible acquisitions of products, technologies and companies. The Company had no significant capital commitments as of March 31, 1998.

PART II

OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS

           None

     ITEM 2.  CHANGES IN SECURITIES

           None

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

           None

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None

     ITEM 5.  OTHER INFORMATION

           None

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

           None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              MAGAININ PHARMACEUTICALS INC.

     ---------------------------------------------------------------------------
                                                       (REGISTRANT)

DATE: APRIL 27, 1998                      /s/         JAY MOORIN
                                          --------------------------------------
                                                        JAY MOORIN
                                                 CHAIRMAN, PRESIDENT AND
                                                 CHIEF EXECUTIVE OFFICER

                                          /s/    MICHAEL R. DOUGHERTY
                                          --------------------------------------
                                                   MICHAEL R. DOUGHERTY
                                               EXECUTIVE VICE PRESIDENT AND
                                                 CHIEF FINANCIAL OFFICER