Form 10-Q/A
period 1998-03-31
MAGAININ PHARMACEUTICALS INC
filed 1998-04-28
CIK 880431

================================================================================

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q/A

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

                           Explanatory Note:
                           -----------------

     The purpose of this Form 10Q/A is to file Exhibit 27,

Financial Statement Data Schedule.

                             EXHIBIT INDEX
                             -------------
    Exhibit No.                                          Description
    -----------                                          -----------

       27                                    Financial Statement Data Schedules

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

                                              MAGAININ PHARMACEUTICALS INC.

     ---------------------------------------------------------------------------
                                                       (REGISTRANT)

DATE: APRIL 28, 1998
                                            /s/         JAY MOORIN
                                          --------------------------------------
                                                        JAY MOORIN
                                                 CHAIRMAN, PRESIDENT AND
                                                 CHIEF EXECUTIVE OFFICER

                                          /s/    MICHAEL R. DOUGHERTY
                                          --------------------------------------
                                                   MICHAEL R. DOUGHERTY
                                               EXECUTIVE VICE PRESIDENT AND
                                                 CHIEF FINANCIAL OFFICER