Form 10-Q
period 1998-06-30
MAGAININ PHARMACEUTICALS INC
filed 1998-08-13
CIK 880431

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the Quarterly Period ended June 30, 1998

                                      or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from ________________ to __________________

                           Commission File No. 0-19651
                           ___________________________


                          Magainin Pharmaceuticals Inc.
                          _____________________________

             (Exact name of registrant as specified in its charter)


 Delaware                                                   13-3445668
 ________                                                   __________

 (State or other jurisdiction of                         (IRS Employer
 incorporation or organization)                 Identification Number)

 5110 Campus Drive
 Plymouth Meeting, Pennsylvania                                  19462
 ______________________________                                  _____

 (Address of principal executive offices)                   (ZIP Code)



                                  610-941-4020
                                  ____________

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

                              Yes  X    No
                                 ______   _______
The number of outstanding shares of the Registrant's Common Stock, par value $.002 per share, on August 10, 1998 was 22,289,863.


================================================================================

                          MAGAININ PHARMACEUTICALS INC.

                                      INDEX
--------------------------------------------------------------------------------


                                                                                                         Page
                                                                                                        ------
Part I - Financial Information

   Item 1.        Financial Statements
                  (unaudited)

                  Balance Sheets
                  as of June 30, 1998 and December 31, 1997                                                 3

                  Statements of Operations
                  for the three and six months ended June 30, 1998 and June 30, 1997                        4

                  Statements of Cash Flows
                  for the six months ended June 30, 1998 and June 30, 1997                                  5

                  Notes to Financial Statements                                                             6


   Item 2.        Management's Discussion and Analysis
                  of Results of Operations and Financial Condition                                         10


Part II -         Other Information                                                                        15


                          MAGAININ PHARMACEUTICALS INC.
                                 BALANCE SHEETS
                   (In thousands -- except per share amounts)



                                                                            June 30, 1998       December 31, 1997
                                                                            -------------       -----------------
                                                                             (Unaudited)

Assets
Current assets:
   Cash and cash equivalents                                                    $   1,142           $      487
   Short-term investments                                                          27,704               38,574
   Prepaid expenses and other current assets                                          419                  490
                                                                                ---------           ----------
                  Total current assets                                             29,265               39,551

Fixed assets, net                                                                   3,139                2,824
Other assets                                                                           99                   69
                                                                                ---------           ----------
                  Total assets                                                  $  32,503           $   42,444
                                                                                =========           ==========

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable and accrued expenses                                        $   6,966           $    5,944
   Current portion of note payable                                                      -                  500
   Current portion of capital lease obligations                                         -                   34
                                                                                ---------           ----------
                  Total current liabilities                                         6,966                6,478

Note payable                                                                        2,500                1,000
Deferred rent                                                                          77                   96
                                                                                ---------           ----------
                  Total liabilities                                                 9,543                7,574
                                                                                ---------           ----------

Commitments, contingencies and other matters

Stockholders' equity:
   Preferred stock -- $.001 par value; 9,211 shares authorized,
      none issued                                                                       -                    -
   Common stock -- $.002 par value; 45,000 shares authorized,
      22,278 and 21,980 shares issued and outstanding                                  45                   44
   Additional paid-in capital                                                     145,430              144,444
   Accumulated other comprehensive income                                              32                    6
   Accumulated deficit                                                          (122,547)            (109,624)
                                                                                ---------           ----------
                  Total stockholders' equity                                       22,960               34,870
                                                                                ---------           ----------

                  Total liabilities and stockholders' equity                    $  32,503           $   42,444
                                                                                =========           ==========


                      See Notes to Financial Statements.

                          MAGAININ PHARMACEUTICALS INC.
                            STATEMENTS OF OPERATIONS
                                   (unaudited)
                   (In thousands -- except per share amounts)



                                                     Three Months Ended                   Six Months Ended
                                                          June 30,                            June 30,
                                                   -------------------------          -------------------------
                                                      1998              1997             1998             1997
                                                      ----              ----             ----             ----
Revenues:
     Contract revenues                            $     --          $  5,038         $    --           $ 10,075


Costs and expenses:
     Research and development                        5,684             5,830           11,905            10,537
     General and administrative                        968               784            1,878             1,649
                                                  --------          --------         --------          --------
                                                     6,652             6,614           13,783            12,186
                                                  --------          --------         --------          --------

Loss from operations                               (6,652)           (1,576)         (13,783)           (2,111)

Interest income                                        429               428              944               870
Interest expense                                      (50)              (22)             (84)              (44)
                                                  --------          --------        ---------          --------
                                                       379               406              860               826
                                                  --------          --------        ---------          --------

Loss                                              $(6,273)          $(1,170)        $(12,923)          $(1,285)
                                                  ========          ========        =========          ========

Loss per share - basic                            $  (.28)          $  (.06)        $   (.58)          $  (.07)
                                                  ========          ========        =========          ========

Weighted average shares outstanding
                                                    22,256            19,365           22,174            19,364
                                                  ========          ========        =========          ========


                       See Notes to Financial Statements.

                               MAGAININ PHARMACEUTICALS INC.
                                 STATEMENTS OF CASH FLOWS
                                        (unaudited)
                                      (In thousands)



                                                                                          Six Months Ended
                                                                                              June 30,
                                                                                   ----------------------------
                                                                                        1998             1997
                                                                                        ----             ----
Cash Flows From Operating Activities:
     Loss                                                                          $ (12,923)        $  (1,285)
     Adjustments to reconcile loss to
          net cash used in operating activities:
               Depreciation and amortization                                              598               454
               Issuance of common stock under manufacturing agreement                     859                --
               Deferred rent                                                             (19)              (16)
          Changes in operating assets:
               (Increase) decrease in prepaid expenses and
                    other assets                                                        (324)             (109)
               Increase (decrease) in accounts payable and
                    accrued expenses                                                    1,022             (265)
                                                                                   ----------         ---------

               Net cash used in operating activities                                 (10,787)           (1,221)
                                                                                   ----------         ---------

Cash Flows From Investing Activities:
     Purchases of investments                                                        (22,644)          (31,657)
     Proceeds from maturities and sales of investments                                 33,900            32,465
     Purchase of fixed assets                                                           (913)             (917)
                                                                                   ----------         ---------

               Net cash provided by (used in) investing activities                     10,343             (109)
                                                                                   ----------         ---------

Cash Flows From Financing Activities:
     Proceeds from borrowings under note payable                                        1,000                 -
     Payments on capital lease obligations                                               (28)              (66)
     Proceeds from exercise of employee stock options and warrants                        127                 9
                                                                                   ----------         ---------

               Net cash provided by (used in) financing activities                      1,099              (57)
                                                                                   ----------         ---------

Net increase (decrease) in cash and cash equivalents                                      655           (1,387)

Cash and cash equivalents, beginning of period                                            487             2,072
                                                                                   ----------         ---------

Cash and cash equivalents, end of period                                           $    1,142        $      685
                                                                                   ==========        ==========

Supplemental disclosure of cash flow information:
Cash paid for interest during the period                                           $       80        $       44
                                                                                   ==========        ==========



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

     The Company has submitted a New Drug Application (NDA) with the United States Food and Drug Administration ("FDA") for its lead product development candidate, pexiganan acetate (formerly called "Cytolex"), a topical cream antibiotic intended for the treatment of infection in diabetic foot ulcers. The Company is also conducting research on an aminosterol class of compounds. One such compound, squalamine, is currently being evaluated in Phase I clinical testing in cancer. The Company conducts additional research efforts in the genomics of asthma.

     The Company has not generated any revenues from product sales, and has funded operations primarily from the proceeds of public and private placements of securities. Substantial financing will be required by the Company to fund its continuing research and development activities. There can be no assurance that such financing will be available when needed or that the Company's research and development efforts will be successful.

2.   Basis of Presentation

     The accompanying financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The December 31, 1997 balance sheet was derived from audited financial statements, however, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The Company believes that the financial statements include all adjustments of a normal and recurring nature necessary to present fairly the results of operations, financial position, changes in stockholders' equity and cash flows for the periods presented. Results of operations for interim periods are not necessarily indicative of those to be achieved for full fiscal years. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. There have been no material changes in accounting policies from those stated in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

3.   Note Payable

     The Company has entered into a credit arrangement with a commercial bank. Borrowings under this credit arrangement bear interest at rates ranging from the prime rate minus one quarter percent to 8.5%. As of June 30, 1998, the Company had borrowed $2,500,000 under this credit arrangement, including $1,000,000 borrowed during the six months ended June 30, 1998. Any amounts outstanding under this credit arrangement shall become immediately due and payable under certain circumstances, including the failure by the Company to maintain certain minimum cash and investment balances, as well as certain financial ratios. Under the terms of the credit arrangement, the Company makes monthly interest-only payments with all principal due in May 1999.

     Although the entire outstanding principal balance is due within one year from the balance sheet date, the Company has classified the entire $2,500,000 balance as long-term debt under the provisions of Statement of Financial Accounting Standards No. 6, "Classification of Short Term Obligations Expected to be Refinanced" ("SFAS 6"). In this regard, the Company has negotiated an agreement with its commercial bank which permits the Company to refinance the entire outstanding loan balance on a long-term basis. The terms of the refinancing agreement are substantially the same as those in the Company's existing credit arrangement, except that repayment is required on a date which will be not less than one year and one day from May 1, 1999. The Company intends to execute this agreement on or before May 31, 1999.

4.    Stockholders' Equity

The changes in stockholders' equity from December 31, 1997 to June 30, 1998 are summarized as follows:


                                             Common Stock
                                                                  Additional                              Other
                                          Number                     Paid-in      Accumulated     Comprehensive
                                       of Shares         Amount      Capital          Deficit            Income
                                       ---------        -------   ----------      -----------     -------------

Balance at December 31, 1997              21,980           $ 44     $144,444       $(109,624)              $  6
Fair value of shares issued
  under manufacturing                        125             --          859               --                --
  agreement
Exercise of employee
  stock options and warrants                 173              1          127               --                --
Unrealized gain on
  short-term investments                      --             --           --               --                26
Loss                                          --             --           --         (12,923)                --
                                          ------           ----     --------       ----------              ----

Balance at June 30, 1998                  22,278           $ 45     $145,430       $(122,547)              $ 32
                                          ======           ====     ========       ==========              ====



     Effective January 1, 1998 the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for the reporting of comprehensive income and its components. Comprehensive income consists of reported net income or loss and "other comprehensive income" (i.e. other gains and losses affecting stockholders' equity that, under generally accepted accounting principals, are excluded from net income or loss as reported on the statement of operations). With regard to the Company, other comprehensive income consists of unrealized gains and losses on marketable securities. The adoption of SFAS 130 affects only the presentation of the Company's balance sheet, and does not affect the Company's reported results of operations or cash flows.

    The components of the Company's total comprehensive loss for the periods noted are summarized as follows:


                                                        Three Months               Six Months
                                                           Ended                     Ended
                                                          June 30,                  June 30,
                                                  -----------------------    ------------------------
                                                     1998          1997          1998          1997
                                                  --------      ---------    -----------    ---------


Loss                                              $ (6,273)     $ (1,170)    $ (12,923)     $ (1,285)
                                                  ---------     ---------    ----------     ---------

Other comprehensive income:
 Unrealized gain on securities held for sale             20            29            26             1
                                                  ---------     ---------    ----------     ---------

Total comprehensive loss                          $ (6,253)     $ (1,141)    $ (12,897)     $ (1,284)
                                                  =========     =========    ==========     =========


5.   Manufacturing Agreement

     The Company is working with Abbott Laboratories ("Abbott") with regard to the manufacture by Abbott of bulk drug substance for pexiganan acetate. The Company's prior development arrangement with Abbott provides for the issuance by the Company to Abbott of up to 500,000 shares of the Company's common stock and the obligation to pay a royalty on any future sales of pexiganan acetate. Stock issuances by the Company to Abbott will result in a charge to earnings, representing the fair value of the shares when issued. As of June 30, 1998, the Company has issued 250,000 shares of common stock to Abbott, including 125,000 shares issued during the six months ended June 30, 1998. The issuance of such shares resulted in the recording of an earnings charge of $859,000 in the six months ended June 30, 1998. Future stock issuances are related to the achievement by Abbott of contractual performance milestones.

     The Company expects to finalize an agreement with Abbott initially providing for the purchase of approximately $10.0 million of bulk drug substance for pexiganan acetate. As FDA approval of pexiganan acetate has not occurred, this will result in charges to research and development expense in 1998 and 1999. However, there can be no assurance that such agreement will be successfully negotiated. The Company is currently dependent upon Abbott for the production of bulk drug substance for pexiganan acetate. In the event that bulk drug substance for pexiganan acetate is not manufactured at Abbott, the Company will need to secure other manufacturing arrangements. This would require substantial funds and would also result in delays in the introduction of pexiganan acetate to the market. The process developed by Abbott is proprietary, and in the event the Company desires to utilize, or have another party utilize, such proprietary technology the Company would be required to make license payments to Abbott.

     Further progress in scale-up and manufacturing development efforts will be required to enable the Company to manufacture and sell pexiganan acetate on a profitable basis. This will require substantial additional funds. The Company has certain efforts under way with respect to alternative manufacturing sources, including recombinant manufacturing; however, these programs are at an early stage and significant expenditures over a period of time will be required to develop a commercially viable process. No assurance can be given that a cost-effective manufacturing process can ultimately be developed, or that any such process would be approved by the FDA, or that the Company, Abbott or another entity will be able to manufacture pexiganan acetate on a commercially viable basis.

6.   Collaborative Agreement

     In February 1997, the Company entered into a development, supply and distribution agreement (the "SB Agreement") in North America with SmithKline Beecham ("SB") for pexiganan acetate. To date, SB has paid the Company $10.0 million under the SB Agreement, all of which was received by the Company in the six months ended June 30, 1997. SB may make additional payments to the Company of up to $22.5 million upon the occurrence of certain product milestones. SB will also fund a percentage of any development expenses for any additional indications for pexiganan acetate. Upon the commencement of commercial sales by SB, the Company will be responsible for the supply of pexiganan acetate and SB will be responsible for the marketing and sale of pexiganan acetate. The Company will receive certain percentages of SB sales revenues under agreed upon terms. The SB Agreement also gives SB the right to negotiate for rights to another of the Company's product development candidate under certain terms and conditions. The SB Agreement gives SB the right to terminate on a country-by-country basis if SB determines it is not economical to distribute pexiganan acetate in such areas.

7.   Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following (in thousands):


                                   June 30,           December 31,
                                    1998                  1997
                                    ----                  ----

 Accounts payable                   $   56                $  215
 Clinical and regulatory               857                 1,197
 Manufacturing costs                 4,085                 3,507
 Preclinical costs                     827                   338
 Professional fees                     198                   258
 Other                                 943                   429
                                    ------                ------
                                    $6,966                $5,944
                                    ======                ======


ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     This report contains, in addition to historical information, statements by the Company with regard to its expectations as to financial results and other aspects of its business that involve risks and uncertainties and may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements reflect management's current views and are based on certain assumptions. Actual results could differ materially from those currently anticipated as a result of a number of factors, including, but not limited to, the risks and uncertainties discussed in this report, as well as those discussed under "Risk Factors" set forth in Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997 as filed with the Securities and Exchange Commission. Given these uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward-looking statements. Furthermore, the Company disclaims any obligation or intent to update any such factors or forward-looking statements to reflect future events or developments.

GENERAL

     Magainin Pharmaceuticals Inc. (the "Company") is a biopharmaceutical company engaged in the development of medicines for serious diseases. The Company's development efforts are focused on anti-infectives, oncology, and pulmonary and allergic disorders.

     The Company has submitted a New Drug Application ("NDA") with the United States Food and Drug Administration ("FDA") for its lead product development candidate, pexiganan acetate (formerly called "Cytolex"), a topical cream antibiotic intended for the treatment of infection in diabetic foot ulcers. The Company is also conducting research on an aminosterol class of compounds. One such compound, squalamine, is currently being evaluated in Phase I clinical testing in cancer. The Company conducts additional research efforts in the genomics of asthma.

     Since commencing operations in 1988, the Company has not generated any revenue from product sales. The Company has funded operations primarily from the proceeds of public and private placements of securities. The Company has incurred a loss in each year since its inception, and expects to incur substantial additional losses for at least the next several years. The Company expects that losses will fluctuate from quarter to quarter, and that such fluctuations may be substantial. As such, results of operations for interim periods are not necessarily indicative of those to be achieved for full fiscal years. At June 30, 1998, the Company's accumulated deficit was approximately $122,547,000.

RESULTS OF OPERATIONS
Revenues

     The Company has received no revenue from product sales. Revenues recorded to date have consisted principally of revenues recognized under collaborations with corporate partners. During the three and six month periods ending June 30, 1997 the Company recorded revenue of $5,000,000 and $10,000,000, respectively, reflecting the receipt of payment under a development, supply and distribution agreement (the "SB Agreement") entered into in February, 1997 with SmithKline Beecham ("SB") for pexiganan acetate. The Company does not expect to realize additional milestone revenues from its arrangement with SB until FDA approval of pexiganan acetate. However, there can be no assurance that pexiganan acetate will be approved by the FDA. The Company has no other currently existing collaborations which could result in the realization of research and development revenues.

Research and Development Expenses

     Research and development expenses decreased slightly for the three month period ended June 30, 1998 as compared to the same period a year ago. The decrease in research and development expenses resulted from lower manufacturing development costs associated with pexiganan acetate and squalamine, offset by increases in clinical costs associated with the initiation of clinical testing of squalamine and increased personnel costs.

     Research and development expenses increased for the six month period ended June 30, 1998 as compared to the same period a year ago. The increase is due principally to the recording of a non-cash charge to earnings of approximately $859,000 related to the issuance of 125,000 shares of common stock by the Company pursuant to its manufacturing development arrangement with Abbott Laboratories ("Abbott"). Additionally, research and development expenses increased due to the initiation of clinical testing of squalamine and increased personnel costs. These increases were partially offset by lower manufacturing development costs associated with squalamine.

     The level of research and development expenses in future periods will depend principally upon the progress of research programs at the Company. Expenses relating to the development of pexiganan acetate and squalamine are expected to continue to be significant in future periods principally as a result of the Company's ongoing manufacturing programs.


General and Administrative Expenses

     General and administrative expenses consist principally of personnel costs and professional fees and have increased for both the three and six month periods ended June 30, 1998, as compared to the same periods a year ago, due to increases in professional fees and personnel expenses. The Company expects general and administrative expenses to increase in future periods as the Company's level of activity increases.

Interest Income and Interest Expense

     During the three months ended June 30, 1998, interest income remained essentially the same as compared to the same period of the prior year, due to consistent investment balances during this period. Interest income increased for the six month period ended June 30, 1998 as compared to the same period a year ago principally due to higher investment balances in 1998. The increase in interest expense for both the three and six month periods ended June 30, 1998, as compared to the same periods in the prior year, is due to higher debt balances.

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

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

     Cash and investments were $28,846,000 at June 30, 1998 as compared to $39,061,000 at December 31, 1997. The primary use of cash was to finance the Company's operations.

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

     Capital expenditures amounted to $913,000 in the six months ended June 30, 1998, principally reflecting the build-out of additional laboratory space, office and laboratory equipment purchases and construction of leasehold improvements.

     Accounts payable and accrued expenses increased $1,022,000 to $6,966,000 at June 30, 1998, due principally to accruals made for certain manufacturing, clinical and preclinical costs. The Company expects an increase in accounts payable and accrued expenses in future periods as costs for the purchase of bulk drug substance for pexiganan acetate are accrued.

     During the first half of 1998 the Company borrowed an additional $1,000,000 under a credit arrangement with a commercial bank, resulting in an increase in note payable. Borrowings under this credit arrangement bear interest at rates ranging from the prime rate minus one quarter percent to 8.5%. Any amounts outstanding under this credit arrangement shall become immediately due and payable under certain circumstances, including the failure by the Company to maintain certain minimum cash and investment balances, as well as certain financial ratios. Under the terms of the credit arrangement, the Company makes monthly interest-only payments, with all principal due in May 1999. Although the entire outstanding principal balance is due within one year from the balance sheet date, the Company has classified the entire $2,500,000 balance as long-term debt under the provisions of Statement of Financial Accounting Standards No. 6, "Classification of Short Term Obligations Expected to be Refinanced" ("SFAS 6"). In this regard, the Company has negotiated an agreement with its commercial bank which permits the Company to refinance the entire outstanding loan balance on a long-term basis. The terms of the refinancing agreement are substantially the same as those in the Company's existing credit arrangement, except that repayment is required on a date which will be not less than one year and one day from May 1, 1999. The Company intends to execute this agreement on or before May 31, 1999.

     In February 1997, the Company entered into a development, supply and distribution agreement (the "SB Agreement") in North America with SmithKline Beecham ("SB") for pexiganan acetate. Through June 30, 1998, SB has paid the Company $10,000,000 under the SB Agreement, all of which was received by the Company during the six months ended June 30 1997. SB may make additional payments to the Company of up to $22,500,000 upon the occurrence of certain product milestones. SB will also fund a percentage of any development expenses for any additional indications for pexiganan acetate. Upon the commencement of commercial sales by SB, the Company will be responsible for the supply of pexiganan acetate and SB will be responsible for the marketing and sales of pexiganan acetate. The Company will receive certain percentages of SB sales revenues under agreed upon terms. The SB Agreement also gives SB the right to negotiate for rights to another of the Company's product development candidate, under certain terms and conditions. The SB Agreement gives SB the right to terminate on a country-by-country basis if SB determines it is not economical to distribute pexiganan acetate in such areas.

     The Company has submitted a New Drug Application ("NDA") with the FDA for pexiganan acetate. The NDA submission includes the results of two multi-center, randomized, Phase III clinical equivalence trials comparing 1% pexiganan acetate cream to ofloxacin, an oral antibiotic indicated for skin and soft tissue infections. The NDA, as submitted, includes data analyses for a number of primary endpoints. These include clinical response of infection, overall microbiological response of infection, and therapeutic cure (a combination of clinical and overall microbiological cures), which were analyzed over a number of patient cohorts and timepoints. The Company's analyses of the data showed statistical equivalence between pexiganan acetate and ofloxacin in the majority of such endpoints. Although the Company believes the two pivotal trials of pexiganan acetate yielded successful results, there can be no assurance that the FDA will concur with the Company's analysis in this regard. There can be no assurance that pexiganan acetate will receive FDA approval on a timely basis, if at all. The failure of the Company to obtain FDA approval for pexiganan acetate, any significant delay in obtaining such approval, or the imposition of highly restrictive conditions on such approval, would have a material adverse effect on the Company.

     The Company believes that its existing capital resources should be sufficient to finance its operations into 1999. However, the Company's capital requirements may change due to numerous factors, including the progress of the Company's research and development programs, regulatory approvals, competitive and technological advances, the commercial viability of the Company's products, the terms of collaborative arrangements, if any, entered into by the Company, and other factors, many of which are beyond the Company's control. The Company will require substantial additional funds to continue its research and development programs and to commercialize potential products. The Company intends to seek such funds through a combination of future offerings of securities and collaborative arrangements with third parties, and regularly explores alternatives in this regard. The Company does not have any commitments to obtain any additional funds and has no established banking arrangements through which it can obtain additional debt financing. There can be no assurance that future funding will be available to the Company, or if available, will be obtainable on terms favorable to the Company. The receipt of funding, if any, from corporate partners, including SB, will depend largely on the progress of research and development programs. Under collaborative arrangements the Company may convey marketing, distribution, manufacturing, development or other rights to its proposed products to pharmaceutical companies in order to receive financial or other assistance. This will result in lower consideration to the Company upon commercialization of such products than if no arrangements were entered into, or if such arrangements were entered into at later stages in the product development process. There can be no assurance that the Company will be able to enter into such arrangements on favorable terms, if at all.

     If the Company does not enter into appropriate collaborations, receive additional funds from SB under its current agreement, or raise sufficient funds from the periodic sale of securities, the Company will be required to delay or eliminate expenditures for potential products, including pexiganan acetate, or to enter into collaborations with third parties to commercialize potential products or technologies that the Company would otherwise seek to develop itself, or seek other arrangements.

     The Company expects to finalize an agreement with Abbott initially providing for the purchase of approximately $10.0 million of bulk drug substance for pexiganan acetate. As FDA approval of pexiganan acetate has not occurred, this will result in charges to research and development expense in 1998 and 1999. However, there can be no assurance that such agreement will be successfully negotiated. The Company is currently dependent upon Abbott for the production of bulk drug substance for pexiganan acetate. In the event that bulk drug substance for pexiganan acetate is not manufactured at Abbott, the Company will need to secure other manufacturing arrangements. This would require substantial funds and would also result in delays in the introduction of pexiganan acetate to the market. The process developed by Abbott is proprietary, and in the event the Company desires to utilize, or have another party utilize, such proprietary technology the Company would be required to make license payments to Abbott.

     Further progress in scale-up and manufacturing development efforts will be required to enable the Company to manufacture and sell pexiganan acetate on a profitable basis. This will require substantial additional funds. The Company has certain efforts under way with respect to alternative manufacturing sources, including recombinant manufacturing; however, these programs are at an early stage and significant expenditures over a period of time will be required to develop a commercially viable process. No assurance can be given that a cost-effective manufacturing process can ultimately be developed, or that any such process would be approved by the FDA, or that the Company, Abbott or another entity will be able to manufacture pexiganan acetate on a commercially viable basis.

     The Company's prior development arrangement with Abbott provides for the issuance by the Company to Abbott of up to 500,000 shares of its Common Stock and the obligation to pay a royalty on any future sales of pexiganan acetate. Stock issuances by the Company to Abbott will result in a charge to earnings, representing the fair value of the shares when issued. As of June 30, 1998, the Company has issued 250,000 shares of common stock to Abbott, including 125,000 shares issued during the six months ended June 30, 1998. The issuance of such shares resulted in the recording of an earnings charge of $859,000 in the six months ended June 30, 1998. Future stock issuances are related to the achievement by Abbott of contractual performance milestones.

     The Company also expects to conduct significant manufacturing development activities for its other products under development. The Company is currently working with outside contractors for the chemical production of squalamine. The Company expects to expend significant resources in the chemical synthesis of squalamine and other compounds under development, however, there can be no assurance that these efforts will be successful.

     The Company's capital expenditure requirements will depend upon numerous factors, including the success of pexiganan acetate and the progress of the Company's other research and development programs, the time and cost required to obtain regulatory approvals, the ability of the Company to enter into additional collaborative arrangements, the demand for products based on the Company's technology, if and when such products are approved, and possible acquisitions of products, technologies and companies. The Company had no significant capital commitments as of June 30, 1998.

     The Company is working to resolve the potential impact of the year 2000 on the ability of the Company's computerized information systems to accurately process information that may be date-sensitive. Any of the Company's programs that recognize a date using "00" as the year 1900 rather than the year 2000 could result in errors or system failures. The Company utilizes a number of computer programs across its entire operation. The Company has not completed its assessment, but currently believes that costs of addressing this issue will not have a material adverse impact on the Company's financial position. However, if the Company and third parties upon which it relies are unable to address this issue in a timely manner, it could result in a material financial risk to the Company. In order to assure that this does not occur, the Company plans to devote all resources required to resolve any significant year 2000 issues in a timely manner.

PART II - OTHER INFORMATION

     ITEM 1.      Legal Proceedings

     None

     ITEM 2.      Changes in Securities

     None

     ITEM 3.      Defaults Upon Senior Securities

     None

     ITEM 4.      Submission of Matters to a Vote of Security Holders

     At the Company's Annual Meeting of Stockholders' held on May 13, 1998 the stockholder's elected nine directors and approved the adoption of the Magainin Pharmaceuticals Inc. 1998 Equity Compensation Plan.

        A) In the election of the directors the number of shares voted was as follows:


                                                     For                 Withheld
                                                     ---                 --------
         Jay Moorin                               19,432,106              514,817
         Michael A. Zasloff, M.D., Ph.D.          19,819,838              127,085
         Bernard Canavan, M.D.                    19,839,898              107,025
         Michael R. Dougherty                     19,840,053              106,870
         Zola P. Horovitz, Ph.D.                  19,837,698              109,225
         Roy C. Levitt, M.D.                      19,841,963              104,960
         Charles A. Sanders, M.D.                 19,838,498              108,425
         Robert F. Shapiro                        19,839,368              107,555
         James B. Wyngaarden, M.D.                19,835,938              110,985


        B) In the adoption of the Magainin Pharmaceuticals Inc. 1998 Equity Compensation Plan the number of shares voted was as follows:



                                   For              Against              Withheld
                                   ---              -------              --------
                               10,543,160          5,165,808              52,746


     ITEM 5.      Other Information

     None

     ITEM 6.      Exhibits and Reports on Form 8-K

       27         Financial Data Schedule

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              Magainin Pharmaceuticals Inc.
                                                       (Registrant)



                   Date:  August 13, 1998     /S/ Michael R. Dougherty
                                              ------------------------
                                              Michael R. Dougherty
                                              President, Chief Executive Officer
                                              and Chief Financial Officer