Form 10-Q
period 1998-09-30
MAGAININ PHARMACEUTICALS INC
filed 1998-11-13
CIK 880431

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q

(Mark One)
  [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                      or

  [_]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE TRANSITION PERIOD FROM ________________ TO __________________

                          Commission File No. 0-19651
                          ---------------------------


                         MAGAININ PHARMACEUTICALS INC.
                         -----------------------------
             (Exact name of registrant as specified in its charter)


     DELAWARE                                             13-3445668
     --------                                             ----------
     (State or other jurisdiction of                   (IRS Employer
     incorporation or organization)            Identification Number)

     5110 CAMPUS DRIVE
     Plymouth Meeting, Pennsylvania                            19462
     ------------------------------                            -----
     (Address of principal executive offices)              (ZIP Code)


                                 610-941-4020
                                 ------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X   No _____
                                   ----

The number of outstanding shares of the Registrant's Common Stock, par value $.002 per share, on October 30, 1998 was 22,289,863.

================================================================================

                         MAGAININ PHARMACEUTICALS INC.

                                     INDEX
--------------------------------------------------------------------------------

                                                                                    Page
                                                                                    ----
Part I -    FINANCIAL INFORMATION

  ITEM 1.   Financial Statements
            (unaudited)

            Balance Sheets
            as of September 30, 1998 and December 31, 1997                            3

            Statements of Operations
            for the three and nine months ended September 30, 1998 and                4
            September 30, 1997

            Statements of Cash Flows
            for the nine months ended September 30, 1998 and September 30, 1997       5

            Notes to Financial Statements                                             6


  ITEM 2.   Management's Discussion and Analysis
            of Results of Operations and Financial Condition                         10


PART II -   OTHER INFORMATION                                                        15

                         MAGAININ PHARMACEUTICALS INC.
                                BALANCE SHEETS
                  (In thousands -- except per share amounts)

                                                                          SEPTEMBER 30, 1998        DECEMBER 31, 1997
                                                                          ------------------        -----------------
                                                                                 (Unaudited)
Assets
Current assets:
 Cash and cash equivalents                                                      $     806                $     487
 Short-term investments                                                            24,227
                                                                                                            38,574
 Prepaid expenses and other current assets                                            299                      490
                                                                                ---------                ---------
          Total current assets                                                     25,332                   39,551

Fixed assets, net                                                                   3,026                    2,824
Other assets                                                                           98                       69
                                                                                ---------                ---------
          Total assets                                                          $  28,456                $  42,444
                                                                                =========                =========

Liabilities and Stockholders' Equity
Current liabilities:
 Accounts payable and accrued expenses                                          $   8,317                $   5,944
 Current portion of note payable                                                        -                      500
 Current portion of capital lease obligations                                           -                       34
                                                                                ---------                ---------
          Total current liabilities                                                 8,317                    6,478

Note payable                                                                        2,500                    1,000
Deferred rent                                                                          69                       96
                                                                                ---------                ---------
          Total liabilities                                                        10,886                    7,574
                                                                                ---------                ---------

Commitments, contingencies and other matters

Stockholders' equity:
 Preferred stock -- $.001 par value; 9,211 shares authorized,
    none issued                                                                         -                        -
 Common stock -- $.002 par value; 45,000 shares authorized,
    22,290 and 21,980 shares issued and outstanding                                    45                       44
 Additional paid-in capital                                                       145,541                  144,444
 Accumulated other comprehensive income                                                 1                        6
 Accumulated deficit                                                             (128,017)                (109,624)
                                                                                ---------                ---------
          Total stockholders' equity                                               17,570                   34,870
                                                                                ---------                ---------

          Total liabilities and stockholders' equity                            $  28,456                $  42,444
                                                                                =========                =========

                      See Notes to Financial Statements.

                         MAGAININ PHARMACEUTICALS INC.
                           STATEMENTS OF OPERATIONS
                                  (unaudited)
                  (In thousands -- except per share amounts)



                                           THREE MONTHS ENDED                NINE MONTHS ENDED
                                              SEPTEMBER 30,                     SEPTEMBER 30,
                                     ------------------------------     ---------------------------
                                           1998             1997             1998            1997
                                          ------           ------           ------          ------
Revenues:
     Contract revenues                    $    --          $    13         $     --          $10,088


Costs and expenses:
     Research and development               5,138            6,327           17,042           16,864
     General and administrative               668              826            2,547            2,475
                                          -------          -------         --------          -------
                                            5,806            7,153           19,589           19,339
                                          -------          -------         --------          -------

Loss from operations                       (5,806)          (7,140)         (19,589)          (9,251)

Interest income                               393              431            1,336            1,301
Interest expense                              (56)             (29)            (140)             (73)
                                          -------          -------         --------          -------
                                              337              402            1,196            1,228
                                          -------          -------         --------          -------

Loss                                      $(5,469)         $(6,738)        $(18,393)         $(8,023)
                                          =======          =======         ========          =======

Loss per share - basic                      $(.25)           $(.35)           $(.83)           $(.41)
                                          =======          =======         ========          =======

Weighted average shares outstanding        22,287           19,369           22,213           19,366
                                          =======          =======         ========          =======

                       See Notes to Financial Statements.

                         MAGAININ PHARMACEUTICALS INC.
                           STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                (In thousands)

                                                                                 NINE MONTHS ENDED
                                                                                   September 30,
                                                                           ----------------------------
                                                                             1998                1997
                                                                           --------            --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Loss                                                                     $(18,393)           $ (8,023)
 Adjustments to reconcile loss to
  net cash used in operating activities:
   Depreciation and amortization                                               842                 709
   Issuance of common stock under manufacturing
     agreement                                                                 859                  --
   Compensation expense under stock grants                                     100                  --
   Deferred rent                                                               (27)                (23)
  Changes in operating assets:
   (Increase) decrease in prepaid expenses and
    other assets                                                              (421)                 22
   Increase (decrease) in accounts payable and
    accrued expenses                                                         2,373                (172)
                                                                          --------            --------

   Net cash used in operating activities                                   (14,667)             (7,487)
                                                                          --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of investments                                                  (33,980)            (37,426)
 Proceeds from maturities and sales of investments                          48,900              43,934
 Purchase of fixed assets                                                   (1,044)             (1,206)
                                                                          --------            --------

   Net cash provided by (used in) investing activities                      13,876               5,302
                                                                          --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from borrowings under note payable                                 1,000                 500
 Payments on capital lease obligations                                         (28)                (97)
 Proceeds from exercise of employee stock options and warrants                 138                  75
                                                                          --------            --------

   Net cash provided by (used in) financing activities                       1,110                 478
                                                                          --------            --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           319              (1,707)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 487               2,072
                                                                          --------            --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $    806            $    365
                                                                          ========            ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest during the period                                  $    133            $     72
                                                                          ========            ========

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

3.   NOTE PAYABLE

     The Company has entered into a credit arrangement with a commercial bank. Borrowings under this credit arrangement bear interest at rates ranging from the prime rate minus one quarter percent to 8.5%. As of September 30, 1998, the Company had borrowed $2,500,000 under this credit arrangement, including $1,000,000 borrowed during the nine months ended September 30, 1998. Any amounts outstanding under this credit arrangement shall become immediately due and payable under certain circumstances, including the failure by the Company to maintain certain minimum cash and investment balances, as well as certain financial ratios. Under the terms of the credit arrangement, the Company makes monthly interest-only payments with all principal due in May 1999.

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

4.   STOCKHOLDERS' EQUITY

     The changes in stockholders' equity from December 31, 1997 to September 30, 1998 are summarized as follows:

                                               COMMON STOCK
                                                                    ADDITIONAL                                 OTHER
                                           NUMBER                    PAID-IN           ACCUMULATED         COMPREHENSIVE
                                         OF SHARES       AMOUNT      CAPITAL             DEFICIT              INCOME
                                         ---------       ------     ----------         ------------        -------------
Balance at December 31, 1997                21,980        $  44       $144,444          $  (109,624)        $          6
Fair value of shares issued under
 manufacturing agreement                       125           --            859                   --                   --
Exercise of employee stock
 options and warrants                          177            1            138                   --                   --
Compensation expense under
 stock grants                                    8           --            100                   --                   --
Unrealized loss on short-term
 investments                                    --           --             --                   --                   (5)
Loss                                            --           --             --              (18,393)                  --
                                         ---------       ------     ----------         ------------        -------------

Balance at September 30, 1998               22,290        $  45       $145,541          $  (128,017)        $          1
                                         ---------       ------     ----------         ------------        -------------

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

     The components of the Company's total comprehensive loss for the periods noted are summarized as follows:

                                                              THREE MONTHS                    NINE MONTHS
                                                                  ENDED                          ENDED
                                                              SEPTEMBER 30,                  SEPTEMBER 30,
                                                       ----------------------------     ------------------------
                                                               1998           1997           1998          1997
                                                            -------        -------       --------       -------
Loss                                                        $(5,469)       $(6,738)      $(18,393)      $(8,023)

Other comprehensive income:
 Unrealized gain (loss)on securities held for sale              (31)             3             (5)            4
                                                            -------        -------       --------       -------

Total comprehensive loss                                    $(5,500)       $(6,735)      $(18,398)      $(8,019)
                                                            -------        -------       --------       -------

5.    MANUFACTURING AGREEMENT

     The Company is working with Abbott Laboratories ("Abbott") with regard to the manufacture by Abbott of bulk drug substance for pexiganan acetate. The Company's prior development arrangement with Abbott provides for the issuance by the Company to Abbott of up to 500,000 shares of the Company's common stock and the obligation to pay a royalty on any future sales of pexiganan acetate. Stock issuances by the Company to Abbott will result in a charge to earnings, representing the fair value of the shares when issued. As of September 30, 1998, the Company has issued 250,000 shares of common stock to Abbott, including 125,000 shares issued during the nine months ended September 30, 1998. The issuance of such shares resulted in the recording of an earnings charge of $859,000 in the nine months ended September 30, 1998. Future stock issuances are related to the achievement by Abbott of contractual performance milestones.

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

     Further progress in scale-up and manufacturing development efforts will be required to enable the Company to manufacture and sell pexiganan acetate on a substantially profitable basis. This will require substantial additional funds. The Company has certain efforts under way with respect to alternative manufacturing sources, including recombinant manufacturing; however, these programs are at an early stage and significant expenditures over a period of time will be required to develop a commercially viable process. No assurance can be given that a cost-effective manufacturing process can ultimately be developed, or that any such process would be approved by the FDA, or that the Company, Abbott or another entity will be able to manufacture pexiganan acetate on a commercially viable basis.

6.   COLLABORATIVE AGREEMENT

     In February 1997, the Company entered into a development, supply and distribution agreement (the "SB Agreement") in North America with SmithKline Beecham ("SB") for pexiganan acetate. To date, SB has paid the Company $10.0 million under the SB Agreement, all of which was received by the Company in the nine months ended September 30, 1997. SB may make additional payments to the Company of up to $22.5 million upon the occurrence of certain product milestones. SB will also fund a percentage of any development expenses for any additional indications for pexiganan acetate. Upon the commencement of commercial sales by SB, the Company will be responsible for the supply of pexiganan acetate and SB will be responsible for the marketing and sale of pexiganan acetate. The Company will receive certain percentages of SB sales revenues under agreed upon terms. The SB Agreement also gives SB the right to negotiate for rights to another of the Company's product development candidate under certain terms and conditions. The SB Agreement gives SB the right to terminate on a country-by-country basis if SB determines it is not economical to distribute pexiganan acetate in such areas.

7.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consist of the following (in thousands):

                                                               SEPTEMBER 30,         DECEMBER 31,
                                                                   1998                  1997
                                                            -------------------  ---------------------
          Accounts payable                                               $  131                 $  215
          Clinical and regulator                                            926                  1,197
          Manufacturing costs                                             5,867                  3,507
          Preclinical costs                                                 284                    338
          Professional fees                                                 195                    258
          Other                                                             914                    429
                                                                         ------                 ------
                                                                         $8,317                 $5,944
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

     Since commencing operations in 1988, the Company has not generated any revenue from product sales. The Company has funded operations primarily from the proceeds of public and private placements of securities. The Company has incurred a loss in each year since its inception, and expects to incur substantial additional losses for at least the next several years. The Company expects that losses will fluctuate from quarter to quarter, and that such fluctuations may be substantial. As such, results of operations for interim periods are not necessarily indicative of those to be achieved for full fiscal years. At September 30, 1998, the Company's accumulated deficit was approximately $128,017,000.


RESULTS OF OPERATIONS
REVENUES

     The Company has received no revenue from product sales. Revenues recorded to date have consisted principally of revenues recognized under collaborations with corporate partners. During the nine months ended September 30, 1997 the Company recorded revenue of $10,000,000 reflecting the receipt of payments under a development, supply and distribution agreement (the "SB Agreement") entered into in February, 1997 with SmithKline Beecham ("SB") for pexiganan acetate. The Company does not expect to realize additional milestone revenues from its arrangement with SB until FDA approval of pexiganan acetate. However, there can be no assurance that pexiganan acetate will be approved by the FDA. The Company has no other currently existing collaborations which could result in the realization of research and development revenues.

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses decreased in the three month period ended September 30, 1998 as compared to the same period a year ago due principally to a reduction in clinical and preclinical costs associated with pexiganan acetate and squalamine.

     Research and development expenses were generally the same in the nine month period ended September 30, 1998 as compared to the same period a year ago. The Company recorded a non-cash charge to earnings of approximately $859,000 related to the issuance of 125,000 shares of common stock by the Company pursuant to its manufacturing development arrangement with Abbott Laboratories ("Abbott") in the nine months ended September 30, 1998.

     The level of research and development expenses in future periods will depend principally upon the progress of research programs at the Company. Expenses relating to the development of pexiganan acetate are expected to continue to be significant in future periods principally as a result of the Company's ongoing manufacturing programs.


GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses consist principally of personnel costs and professional fees and have decreased for the three month period ended September 30, 1998, as compared to a year ago, due principally to decreases in personnel expenses. The Company expects general and administrative expenses to increase in future periods to the extent the Company's level of activity increases.

INTEREST INCOME AND INTEREST EXPENSE


     During the three months ended September 30, 1998, interest income decreased as compared to the same period of the prior year, due to lower investment balances during this period. Interest income increased for the nine month period ended September 30, 1998 as compared to the same period a year ago principally due to higher investment balances in 1998. The increase in interest expense for both the three and nine month periods ended September 30, 1998, as compared to the same periods in the prior year, is due to higher debt balances.


LOSS

     The Company expects to conduct, over the next several years, significant research, pre-clinical development, clinical testing and manufacturing activities which, together with projected general and administrative expenses, are expected to result in continued and significant losses.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

     Cash and investments were $25,033,000 at September 30, 1998 as compared to $39,061,000 at December 31, 1997. The primary use of cash was to finance the Company's operations.

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

     Capital expenditures amounted to $1,044,000 in the nine months ended September 30, 1998, principally reflecting the build-out of additional laboratory space, office and laboratory equipment purchases and construction of leasehold improvements.

     Accounts payable and accrued expenses increased $2,373,000 to $8,317,000 at September 30, 1998, due principally to accruals made for certain manufacturing costs. The Company expects an increase in accounts payable and accrued expenses in future periods as costs for the purchase of bulk drug substance for pexiganan acetate continue to be accrued.

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

     In February 1997, the Company entered into a development, supply and distribution agreement (the "SB Agreement") in North America with SmithKline Beecham ("SB") for pexiganan acetate. Through September 30, 1998, SB has paid the Company $10,000,000 under the SB Agreement, all of which was received by the Company during the nine months ended September 30 1997. SB may make additional payments to the Company of up to $22,500,000 upon the occurrence of certain product milestones. SB will also fund a percentage of any development expenses for any additional indications for pexiganan acetate. Upon the commencement of commercial sales by SB, the Company will be responsible for the supply of pexiganan acetate and SB will be responsible for the marketing and sales of pexiganan acetate. The Company will receive certain percentages of SB sales revenues under agreed upon terms. The SB Agreement also gives SB the right to negotiate for rights to another of the Company's product development candidate, under certain terms and conditions. The SB Agreement gives SB the right to terminate on a country-by-country basis if SB determines it is not economical to distribute pexiganan acetate in such areas.

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

     Further progress in scale-up and manufacturing development efforts will be required to enable the Company to manufacture and sell pexiganan acetate on a substantially profitable basis. This will require substantial additional funds. The Company has certain efforts under way with respect to alternative manufacturing sources, including recombinant manufacturing; however, these programs are at an early stage and significant expenditures over a period of time will be required to develop a commercially viable process. No assurance can be given that a cost-effective manufacturing process can ultimately be developed, or that any such process would be approved by the FDA, or that the Company, Abbott or another entity will be able to manufacture pexiganan acetate on a commercially viable basis.

     The Company's prior development arrangement with Abbott provides for the issuance by the Company to Abbott of up to 500,000 shares of its Common Stock and the obligation to pay a royalty on any future sales of pexiganan acetate. Stock issuances by the Company to Abbott will result in a charge to earnings, representing the fair value of the shares when issued. As of September 30, 1998, the Company has issued 250,000 shares of common stock to Abbott, including 125,000 shares issued during the nine months ended September 30, 1998. The issuance of such shares resulted in the recording of an earnings charge of $859,000 in the nine months ended September 30, 1998. Future stock issuances are related to the achievement by Abbott of contractual performance milestones.

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

     The Company's capital expenditure requirements will depend upon numerous factors, including the success of pexiganan acetate and the progress of the Company's other research and development programs, the time and cost required to obtain regulatory approvals, the ability of the Company to enter into additional collaborative arrangements, the demand for products based on the Company's technology, if and when such products are approved, and possible acquisitions of products, technologies and companies. The Company had no significant capital commitments as of September 30, 1998.

     The Company is working to resolve the potential impact of the year 2000 issue on the ability of the Company's computerized information systems to accurately process information that may be date-sensitive. Computer programs that recognize a date using "00" as the year 1900 rather than the year 2000 could result in errors or system failures. The Company utilizes a number of computer programs across its entire operation. The Company has not completed its assessment, but currently believes that costs of addressing this issue will not have a material adverse impact on the Company's financial position. However, if the Company and third parties upon which it relies are unable to address this issue in a timely manner, it could result in a material financial risk to the Company. In order to assure that this does not occur, the Company plans to devote all resources required to resolve any significant year 2000 issues in a timely manner.

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


                                              Magainin Pharmaceuticals Inc.
                                                      (Registrant)



                 Date: October 30, 1998       /s/ Michael R. Dougherty
                                              ------------------------
                                              Michael R. Dougherty
                                              President, Chief Executive Officer
                                              and Chief Financial Officer