Form 10-K405
period 1998-12-31
MAGAININ PHARMACEUTICALS INC
filed 1999-03-03
CIK 880431

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)


[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM       TO

                        COMMISSION FILE NUMBER 0-19651

                         MAGAININ PHARMACEUTICALS INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER.)

            DELAWARE                                        13-3445668
(STATE OR OTHER JURISDICTION OF                            (IRS EMPLOYER
 INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NO.)

 5110 CAMPUS DRIVE, PLYMOUTH MEETING, PA                         19462
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)


      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (610) 941-4020

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

         NONE                                            N/A
 (TITLE OF EACH CLASS)               (NAME OF EACH EXCHANGE ON WHICH REGISTERED)

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                    COMMON STOCK, $.002 PAR VALUE PER SHARE
                               (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $97,843,000. Such aggregate market value was computed by reference to the closing price of the Common Stock as reported on the National Market System of The Nasdaq Stock Market, on February 22, 1999. For purposes of this calculation only, the registrant has defined affiliates as including all directors and executive officers. The number of shares of the registrant's Common Stock outstanding as of February 22, 1999 was 22,911,616.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Definitive Proxy Statement for the Registrant's 1999 Annual Meeting of Stockholders to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Form 10-K.

                         MAGAININ PHARMACEUTICALS INC.

                              INDEX TO FORM 10-K

                                          DESCRIPTION                         PAGE NO.
                                          -----------                         --------
PART I      Item 1   Business                                                     3
            Item 2   Properties                                                  28
            Item 3   Legal Proceedings                                           28
            Item 4   Submission of Matters to a Vote of Security Holders         28
PART II     Item 5   Market for Registrant's Common Equity and Related
                     Stockholder Matters                                         29
            Item 6   Selected Financial Data                                     30
            Item 7   Management's Discussion and Analysis of Results of
                     Operations and Financial Condition                          30
            Item 7A  Quantitative and Qualitative Disclosure About Market Risk   36
            Item 8   Financial Statements and Supplementary Data                 36
            Item 9   Changes in and Disagreements with Accountants on
                     Accounting and Financial Disclosure                         36
PART III    Item 10  Directors and Executive Officers of the Registrant          37
            Item 11  Executive Compensation                                      37
            Item 12  Security Ownership of Certain Beneficial Owners
                     and Management                                              37
            Item 13  Certain Relationships and Related Transactions              37
PART IV     Item 14  Exhibits, Financial Statement Schedules and Reports
                     on Form 8-K                                                 37
                     Index to Financial Statements                              F-1

ITEM 1.  BUSINESS

GENERAL


     Magainin Pharmaceuticals Inc. ("Magainin") is a biopharmaceutical company engaged in the development of medicines for serious diseases. Our development efforts are focused on anti-infectives, oncology, and pulmonary and allergic disorders.

     Magainin's research and drug development efforts are focused on two technology platforms:


     . Host-Defense Drug Discovery--we isolate and develop therapeutically active compounds from the host-defense systems of animals. Magainin peptides represent a new class of antibiotics being developed for the treatment of infection and cancer. Our second host defense class, aminosterols, is a new class of pharmaceuticals which we believe may have multiple applications, including the control of cell proliferation.

     . Asthma Genomics--we employ a range of genomics techniques to identify genes associated with the pathogenesis of asthma, with the objective of utilizing the optimal biologic gene targets in the development of novel therapeutics for asthma and allergy.

MAGAININ PEPTIDES-PEXIGANAN ACETATE

     Our most advanced class of compounds under development are magainin peptides. Discovered in the skin of the African clawed frog, magainins have demonstrated broad activity against a variety of pathogens in preclinical studies. These molecules act by puncturing the membrane of the pathogen cell, resulting in the death of the pathogen.

     Pexiganan acetate (formerly called Cytolex), a topical cream antibiotic, is our lead product development candidate. We have completed two pivotal Phase III clinical trials of pexiganan acetate for the treatment of infection in diabetic foot ulcers. These studies were designed as equivalence trials, with the goal of demonstrating that topically applied pexiganan acetate is comparable to orally administered ofloxacin, a quinolone antibiotic indicated for the treatment of infection, including skin and soft tissue infections. In July 1998 we submitted a New Drug Application ("NDA") to the U.S. Food and Drug Administration (the "FDA") based on the results of these trials.

     In February 1997, we entered into a development, supply and distribution agreement with SmithKline Beecham ("SmithKline") pursuant to which SmithKline will market and sell pexiganan acetate in North America. Under this agreement, SmithKline has paid $10.0 million to us, and may make additional payments of up to $22.5 million, upon the occurrence of certain product milestones. SmithKline will also fund a majority of development expenses for any additional indications for pexiganan acetate.

AMINOSTEROLS-SQUALAMINE

     Squalamine is the lead product development candidate in our aminosterol program. Squalamine was discovered in the body tissues of the dogfish shark. The shark was initially examined because of its known resistance to infection and cancer. Since the discovery of squalamine, we have discovered several other aminosterol compounds in the shark. In preclinical testing conducted to date, certain of these compounds have demonstrated an ability to control cell growth, along with other pharmacological properties. These properties may have application in the treatment of disease indications characterized by cell proliferation, such as cancer.

     Our initial disease focus for squalamine is solid tumors. The formation of new blood vessels, or angiogenesis, is believed to be a critical factor in tumor growth. Squalamine may be of benefit in the treatment of a number of solid tumors by inhibiting new blood vessel growth required for tumor nourishment.

     We are currently conducting Phase I clinical testing of squalamine in patients with advanced malignancy.

ASTHMA GENOMICS

     In 1996, we initiated a research program in the genomics of asthma. These efforts led to the identification of IL9, a gene which varies in DNA structure and function in asthmatic and allergic humans and animals. We maintain a research and development program to identify additional genes in the IL9 biologic pathway. We discovered that IL9 receptor and other genes play a key role in the IL9 pathway. We continue to investigate the role of these genes in the allergic inflammatory response, with the objective of utilizing the optimal biologic gene targets in the development of novel therapeutics for asthma and allergy.

     In December 1998, we entered into a collaborative research and option agreement with Genentech, Inc. ("Genentech") relating to the development of a protein therapeutic in asthma.

                             --------------------

     Since commencing operations, we have not generated any sales revenue. We have funded operations primarily from the proceeds of public and private placements of securities. We have incurred losses in each year since inception, and we expect to incur substantial additional losses for the next several years. We currently have no marketable products, and it may be several years, if ever, until marketable products are developed and approved.


RISK FACTORS RELATED TO MAGAININ'S BUSINESS

     Our disclosure and analysis in this report contain some forward-looking statements. Forward-looking statements give current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as "anticipate", "estimate", "expect", "project", "intend", "plan", "believe" and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to present or anticipated scientific progress, development of potential pharmaceutical products, future revenues, capital expenditures, research and development expenditures, future financings and collaborations, personnel, manufacturing requirements and capabilities, and other statements regarding matters that are not historical facts or statements of current condition.

     Any or all of our forward-looking statements in this report may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially.

     We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our 10-Q, any 8-K or any other reports to the SEC. Also note that we provide the following cautionary discussion of risks and uncertainties relevant to our business. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed here could also adversely affect results. The discussion that follows is provided as permitted by the Private Securities Litigation Reform Act of 1995.

WE DEPEND HEAVILY ON PEXIGANAN ACETATE, WHICH IS STILL IN THE DEVELOPMENT STAGE AND MAY NEVER BE APPROVED FOR COMMERCIAL USE.

     We have submitted a New Drug Application with the FDA for our lead drug product development candidate, pexiganan acetate. The NDA submission includes the results of two multi-center, randomized, Phase III clinical equivalence trials comparing 1% pexiganan acetate cream to ofloxacin, an oral antibiotic indicated for skin and soft tissue infections. The NDA, as submitted, includes data analyses for a number of primary endpoints. These include clinical response of infection, overall microbiological response of infection and therapeutic cure (a combination of clinical and overall microbiological cures), which were analyzed over a number of patient cohorts and timepoints. The NDA data package also includes extensive additional data, including microbiology data for specific pathogens and wound healing data. Certain of the data favor ofloxacin.

     The FDA may reach a different conclusion from that reached by us in our application or may request that we conduct further studies to support our application. The guidelines pursuant to which clinicals trials of this nature are to be conducted have evolved since the commencement of these studies. As a result, we may not receive FDA approval of pexiganan acetate on a timely basis, if at all. In addition, the FDA may place certain restrictive conditions on the approval of pexiganan acetate, which may affect the commercial viability of the drug.


WE HAVE NEVER BEEN PROFITABLE AND ANTICIPATE THAT WE WILL INCUR CONTINUED LOSSES FOR THE FORESEEABLE FUTURE.

     To date, we have been engaged primarily in the research and development of drug candidates. We have not generated any revenues from product sales and have incurred losses in each year since our inception. As of December 31, 1998, we had an accumulated deficit of approximately $132.9 million. Our operations are subject to various competitive and regulatory risks. As a result, we are unable to predict when or if we will achieve product revenues. Moreover, we expect to experience substantial losses in the foreseeable future as we continue our significant research, development and testing efforts.

WE WILL NEED ADDITIONAL FUNDING, AND WE MAY NOT HAVE ACCESS TO CAPITAL.

     We will need to raise substantial additional funds to continue our research and development programs and to commercialize our potential products. If we are unable to raise such funds, we may be unable to complete our development activities for any of our proposed products, including pexiganan acetate.

     We regularly explore alternative means of financing our operations and intend to seek additional funding through various sources, including:


     .    public and private securities offerings;
     .    collaborative, licensing and other arrangements with third parties;
          and
     .    debt financing, such as bank loans.

     We currently do not have any commitments to obtain additional funds, and may be unable to obtain sufficient funding in the future on acceptable terms. If we cannot obtain funding when needed, we may need to delay, scale back or eliminate research and development programs or enter into collaborations with third parties to commercialize potential products or technologies that we might otherwise seek to develop or commercialize ourselves, or seek other arrangements. This will likely result in lower consideration to the Company upon commercialization of such products than if no arrangements were entered into, or if such arrangements were entered into at later stages in the product development process.

MANUFACTURING UNCERTAINTIES AND DEPENDENCIES MAY RESTRICT OUR ABILITY TO COMMERCIALIZE PRODUCTS.

     We currently have neither the resources, the facilities nor the capabilities to manufacture any of our proposed products in the quantities and quality required for commercial sale. We have no current plans to establish a manufacturing facility. We depend upon contract manufacturers for commercial scale manufacturing of our proposed products in accordance with regulatory standards. This dependence may restrict our ability to develop and deliver products on a timely, profitable and competitive basis. Additionally, the number of companies that are capable of producing bulk peptides on the scale that we expect to require to commercialize pexiganan acetate is limited. We may be unable to maintain arrangements with qualified outside contractors to manufacture materials at costs which are affordable to us, if at all.

     Contract manufacturers may utilize their own technology, our technology, or technology acquired or licensed from third parties in developing a manufacturing process. In order to engage another manufacturer, we may need to obtain a license or other technology transfer from the original contract manufacturer. Even if a license is available from the original contract manufacturer on acceptable terms, we may be unable to successfully effect the transfer of the technology to the new contract manufacturer. Any such technology transfer may also require the transfer of requisite data for regulatory purposes, including information contained in a proprietary drug master file held by a contract manufacturer. We will rely more heavily on a contract manufacturer that owns the drug master file because our ability to change contract manufacturers may be limited.

     We have been working for a number of years with Abbott Laboratories ("Abbott") in the development of a process to manufacture bulk drug substance for pexiganan acetate. We currently depend upon Abbott for the production of bulk drug substance for pexiganan acetate. If Abbott cannot manufacture bulk drug substance for pexiganan acetate, we will need to secure other manufacturing arrangements. The process developed by Abbott is proprietary. If we desire to utilize, or have another party utilize, such process, we would be required to pay Abbott a license fee.

     The production of peptides (such as pexiganan acetate and other magainins) is expensive relative to the production of traditional antibiotics. We are pursuing alternative manufacturing sources, including recombinant manufacturing, in order to improve the gross margins available to us on sales of pexiganan acetate. These programs, however, are at an early stage and will require significant expenditures over an extended period of time. Ultimately, we may be unable to develop a more cost-effective manufacturing process, and even if we develop a more cost-effective process, the FDA may not approve such a process.

     We are also currently working with outside contractors for the chemical production of squalamine. Production of squalamine and other proposed products will also require significant expenditure.

WE DEPEND ON THIRD PARTIES FOR MARKETING AND SALES, WHICH MAY RESTRICT OUR ABILITY TO COMMERCIALIZE PRODUCTS.

     We currently do not have our own sales and marketing staff. We believe that in order to successfully develop and market our products, we must enter into marketing, distribution, development or other arrangements with third parties. We have entered into such an arrangement with SmithKline with respect to pexiganan acetate in North America. We may also be required to delegate the responsibility for all or a significant portion of the development and regulatory approval process to our partners. If our collaborators do not develop an approvable or marketable product or do not market a product successfully, our business will be adversely affected. We may be unable to enter into successful sales and marketing arrangements in the future.

     We do not have control over the amount and timing of resources to be devoted to our products by our collaborative partners. In the future, the interests of our collaborators may not be consistent with our interests. Collaborators may develop products independently or through third parties which could compete with our proposed products. With respect to pexiganan acetate, SmithKline maintains a significant presence in the antibiotic area and currently sells a topical antibiotic product indicated for the treatment of certain skin infections. Furthermore, SmithKline may terminate our agreement with them.

     As an alternative, we may decide to establish our own sales force to market and sell our products. Although certain members of our management have experience in the marketing of pharmaceutical products, we have no experience with respect to marketing our products. If we choose to pursue this alternative, we will need to spend significant additional funds and devote significant management resources and time to establish a successful sales force.

OUR PRODUCT CANDIDATES ARE IN THE EARLY STAGE OF DEVELOPMENT AND MAY NEVER BE COMMERCIALIZED.

     Most of our proposed products are in a relatively early developmental stage and will require significant research, development and testing. We must also obtain regulatory approvals for all of our proposed products prior to commercialization of the product. In addition, there has been only limited research in the area of the use of naturally occurring host-defense compounds for the treatment of infectious and other diseases.

     The success of each of our drug development programs depends upon many factors and is subject to numerous risks, including the risks that:

     .  the product candidate is found to be ineffective or unsafe;
     . the product candidate later exhibits adverse effects that prevent widespread use or require withdrawal from the market;
     . the product candidate cannot be developed into a commercially viable product;
     .  the product candidate is difficult or costly to manufacture;
     . third party competitors hold proprietary rights that preclude us from marketing the product; and
     . third party competitors market a more effective, or more cost-effective, product.

PEXIGANAN ACETATE MAY NOT ACHIEVE MARKET ACCEPTANCE, WHICH COULD ADVERSELY AFFECT OUR BUSINESS.

     Even if we receive regulatory approval for pexiganan acetate, we may be unable to achieve market acceptance of the drug. A number of factors may affect market acceptance of pexiganan acetate, including:

     . the perception by physicians and other members of the health care community of the safety and efficacy of pexiganan acetate on an absolute basis or in comparison to other drugs;
     . the price of pexiganan acetate relative to other drugs or competing treatment modalities;
     . the availability of third-party reimbursement; and . the effectiveness of our, or our partners', sales and marketing efforts relative to the sales and marketing efforts of competitors.

     In addition, side effects or unfavorable publicity concerning pexiganan acetate or comparable drugs on the market may affect our ability to obtain physician, patient or third-party payer acceptance.

WE MAY NOT BE ABLE TO OBTAIN THE REGULATORY APPROVALS REQUIRED TO COMMERCIALIZE ANY OF OUR PRODUCT CANDIDATES.

     Numerous governmental authorities, including the FDA in the United States, regulate our business and activities. Federal, state and foreign governmental agencies impose rigorous preclinical and clinical testing and approval requirements on our product candidates. In general, the process of obtaining government approval is time consuming and costly.

     Governmental authorities may delay or deny the approval of any of our drug candidates. In addition, governmental authorities may enact new legislation or regulations that could limit or restrict our efforts. A delay or denial of regulatory approval for any of our drug candidates, particularly pexiganan acetate, could materially affect our business. Even if we receive approval of a product candidate, it may be conditioned upon certain limitations and restrictions as to how the drug is used and may be subject to continuous review. If we fail to comply with any applicable regulatory requirements, we could be subject to penalties, including:

     .  warning letters;
     .  fines;
     .  withdrawal of regulatory approval;
     .  product recalls;
     .  operating restrictions;
     .  injunctions; and
     .  criminal prosecution.

     The primary regulatory agency overseeing all phases of our drug development and marketing programs is the FDA. In order to obtain FDA approval, we must submit extensive preclinical and clinical data providing proof of safety, efficacy and quality for each of our proposed products. This process is costly and time consuming. The results of preclinical studies are submitted to the FDA as part of an Investigational New Drug Application ("IND"). Once the IND is effective, human clinical trials may be conducted. The results of the clinical trials are submitted to the FDA as part of a New Drug Application. Following review of the New Drug Application, the FDA may:

     .  grant marketing approval;
     . require additional testing or information; or . deny the application.

     Detailed manufacturing information is also required to be included in the New Drug Application for review and approval by the FDA. All manufacturing facilities and processes must comply with the good manufacturing practice regulations prescribed by the FDA. All manufacturers must, among other things, pass an inspection of their plants and detailed manufacturing records and processes. Among other things, it must be demonstrated that:

     . the drug product can be consistently manufactured at the same quality standard;
     .  the drug product is stable over time; and

     . the level of chemical impurities in the drug product are under a designated level.

    Peptides are an especially difficult group of compounds to manufacture at these standards, particularly in the quantities at which we anticipate pexiganan acetate will be required to be manufactured. Additionally, there have been a number of changes over time in the manufacture of pexiganan acetate bulk drug substance and final drug product, including changes in process, scale and vendors. It is necessary to demonstrate that the product has been consistently manufactured over time despite such changes.

     The FDA's review of manufacturing for pexiganan acetate is on-going. The FDA did initiate an inspection at the facility operated by one of our drug product manufacturers; however this inspection was curtailed due to the fact that we would not be ready for this inspection until a later date. This inspection, as well as inspections at our facility and at Abbott, must be successfully conducted and completed prior to any FDA approval of pexiganan acetate. Failure to pass these inspections would prevent or delay the commercialization of pexiganan acetate.

     We will continue to be subject to regulation by the FDA even after our drug products have been approved and commercialized. Among other things, the FDA may:

     . require additional submissions if there are any modifications to the drug product, including, for example, any changes in manufacturing process, labeling, or manufacturing facility;
     . require post-marketing testing and surveillance to monitor the effects of approved drug products; and
     . enforce conditional approvals that restrict the commercial applications of a drug product.

     Further, the FDA has numerous requirements governing labeling, promotional material, storage, record keeping and reporting that may adversely affect our business.

     The Prescription Drug User Fee Act of 1992 imposes substantial fees on a one-time basis for applications for approval, and on an annual basis for manufacturing and marketing, of prescription drugs.

     We are also subject to regulation by other regulatory authorities, including the Occupational Safety and Health Administration, the Environmental Protection Agency, the Nuclear Regulatory Commission, the Drug Enforcement Agency and the United States Department of Agriculture, and to regulation under the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other regulatory statutes. In the future we may be subject to additional federal, state or local regulations.

     Drug product marketing outside the United States is subject to foreign regulatory requirements which may or may not be influenced by FDA approval. While the requirements vary widely from country to country, generally, the drug product must be approved by a foreign regulatory authority comparable to the FDA prior to marketing the product in those countries. The time required to obtain foreign approvals may be longer than that in the United States.

     In the future, we may be subject to additional federal, state or local regulations or additional fees. Efforts are continually underway to reform federal regulation of drug products. Although some of these changes could streamline and otherwise benefit development, marketing and related requirements for drugs, others could increase regulatory requirements.

WE FACE INTENSE COMPETITION IN THE BIOPHARMACEUTICAL INDUSTRY.

     The pharmaceutical industry is characterized by intense competition. Many companies, research institutions and universities are conducting research and development activities in a number of areas similar to our fields of interest. We are aware that research on compounds derived from animal host-defense systems is being conducted by others. Many companies are also currently involved in research and development activities focused on the pathogenesis of disease, and the competition among companies attempting to find genes responsible for disease is intense. Furthermore, many companies are engaged in the development and sale of products, such as traditional antibiotics, which may be, or are, competitive with our proposed products. Most of these entities have substantially greater financial, technical, manufacturing, marketing, distribution and other resources than we have. We will also face competition from companies using different or advanced techniques that may render our products obsolete.

     We expect technological developments in the biopharmaceutical field to occur at a rapid rate and expect competition to intensify as advances in this field are made. Accordingly, we must continue to devote substantial resources and efforts to research and development activities in order to maintain a competitive position in this field. Our compounds, products or processes may become obsolete before we are able to recover a significant portion of our research and development expenses. We will be competing with companies that have significantly more experience in undertaking preclinical testing and human clinical trials of new or improved therapeutic products and obtaining regulatory approvals of such products. Some of these companies may be in advanced phases of clinical testing of various drugs that may be competitive with our proposed products.

     Colleges, universities, governmental agencies and other public and private research organizations are becoming more active in seeking patent protection and licensing arrangements to collect royalties for use of technology that they have developed, some of which may be directly competitive with our technology. In addition, these institutions, along with pharmaceutical and specialized biotechnology companies, can be expected to compete with us in recruiting highly qualified scientific personnel.

     Pexiganan acetate may not be successfully marketed against oral antibiotics for the treatment of infection in diabetic foot ulcers. These infections have historically been treated with systemically administered antibiotics, which may be perceived by some medical professionals as having certain advantages over pexiganan acetate. In addition, we may be unable to manufacture pexiganan acetate at a cost which will allow it to be sold at a competitive price relative to oral antibiotics or other topical antibiotics that may be used for this indication.

     Many companies are working to develop and market products intended for the additional disease areas we are targeting, including cancer and asthma. A number of major pharmaceutical companies have significant franchises in these disease areas, and can be expected to invest heavily to protect their interests. In the cancer field, anti-angiogenic agents are under development at a number of companies. In the asthma field, other biopharmaceutical companies have also reported the discovery of genes relating to asthma.

WE DEPEND ON PATENTS AND PROPRIETARY RIGHTS, WHICH OFFER ONLY LIMITED PROTECTION AGAINST POTENTIAL INFRINGEMENT.

     Our success depends, in part, on our ability to develop and maintain a strong patent position for our products and technologies both in the United States and other countries. As with most biotechnology and pharmaceutical companies, our patent position is highly uncertain and involves complex legal and factual questions. We cannot be certain that:

     .  patents will issue from any of our patent applications;
     .  our patent rights will be sufficient to protect our technology;
     . our patents will not be successfully challenged or circumvented by our competitors; or
     .  our patent rights will provide us with any commercial advantages.

     The process of obtaining patent rights can be time consuming and expensive. Even after significant expenditure, a patent may not issue. We can never be certain that we were the first to develop the technology or that we were the first to file a patent application for the particular technology because United States patent applications are maintained in secrecy until a patent issues, and publications in the scientific or patent literature lag behind actual discoveries.

     Even after we are issued patent rights, we cannot be certain that:

     .  others will not develop similar technologies;
     .  others will not design around the patented aspects of the technology;
     . we will not be obliged to defend ourselves in court against allegations of infringement of third-party patents;
     . our issued patents will be held valid in court; and . an adverse outcome in a suit would not subject us to significant liabilities to third parties, require rights to be licensed from third parties, or require us to cease using such technology.

     The cost of litigation can be substantial, regardless of the outcome.

     There may be disputes arising as to the ownership of our technology. Most of our research and development team previously worked at other biotechnology companies, pharmaceutical companies, universities, or research institutions. These entities may raise questions as to when the technology was developed, and assert rights to the technology. These kind of disputes have occurred in the past. We may not prevail in any such disputes.

     Similar technology ownership disputes may arise in the context of consultants, vendors or third parties, such as contract manufacturers. For example, our consultants are employed by or have consulting agreements with third parties. There may be a dispute as to the capacity in which consultants are operating when they make certain discoveries. We may not prevail in any such disputes.

     In order to protect our proprietary technology and processes, we also rely on trade secrets and confidentiality agreements with our corporate partners, employees, consultants, outside scientific collaborators and sponsored researchers and other advisors. We may find that these agreements will be breached, or that our trade secrets have otherwise become known or independently developed or discovered by our competitors.

     Certain of our exclusive rights to patents and patent applications are governed by contract. Generally, such contracts require that we pay royalties on sales of any products which are covered by patent claims. If we are unable to pay the royalties, we may lose our patent rights. Additionally, some of these agreements also require that we develop the licensed technology under certain timelines. If we do not adhere to an acceptable schedule of commercialization, we may lose our patent rights.

WE DEPEND ON KEY PERSONNEL WHO WE MAY NOT BE ABLE TO RECRUIT OR RETAIN.

     We depend to a considerable degree on a limited number of key personnel. Many key responsibilities have been assigned to a relatively small number of individuals. We do not maintain "key man" insurance on any of our employees. The loss of certain senior management could adversely affect our business. Our success will depend upon the successful recruitment and retention of qualified personnel.

WE ARE SUBJECT TO PRODUCT LIABILITY CLAIMS, WHICH COULD ADVERSELY AFFECT OUR BUSINESS.

     We are subject to significant potential product liability risks inherent in the testing, manufacturing and marketing of human therapeutic products, including the risk that:

     . our proposed products cause some undesirable side effects or injury during clinical trials;
     . our commercialized products cause undesirable side effects or injury; or . third parties that we have agreed to indemnify incur liability.

     While we carry insurance, we may be unable to maintain adequate coverage at acceptable terms.

WE MAY NOT RECEIVE THIRD-PARTY REIMBURSEMENT FOR ANY OF OUR DRUG CANDIDATES.

     Our ability to commercialize our proposed products depends on the extent to which our customers are eligible for reimbursement from health care organizations and the government.

     In both the United States and elsewhere, prescription pharmaceutical sales depend in part on the availability of reimbursement from third-party payers, such as government health administration authorities, private health insurers and other organizations. These organizations are increasingly challenging the prices charged for medical products and services, particularly where they believe that there is only an incremental therapeutic benefit which does not justify the additional cost. Coverage and reimbursement may not be available for our proposed products or, if available, may not be adequate.

     There has been a trend to propose and enact government reforms intended to contain or reduce the cost of health care. In certain foreign markets, pricing or profitability of prescription pharmaceuticals is subject to government control. In the United States, there have been a number of federal and state proposals to implement similar government control.

     We expect this reform trend to continue, but we cannot predict the nature or extent of any reforms that may result. It is possible that reform could impact pharmaceutical marketing and pricing. Not only would this affect our profit margin, it could adversely affect our ability to obtain financing for the continued development of our proposed products. Furthermore, reforms could have a broader impact by limiting overall health care spending, such as Medicare and Medicaid spending, which could also adversely effect our business.

OUR STOCK PRICE IS EXTREMELY VOLATILE DUE TO A NUMBER OF FACTORS, CERTAIN OF WHICH ARE BEYOND OUR CONTROL.

     The market prices for securities of biopharmaceutical and biotechnology companies, including ours, have historically been highly volatile. Future events affecting our business or that of our competitors may significantly impact our stock price, including:

     .  product testing results;
     .  technological innovations;
     .  new commercial products;
     .  government regulations;
     .  proprietary rights;
     .  regulatory actions; and
     .  litigation.

WE MAY BE SUBJECT TO YEAR 2000 COMPLIANCE RISKS, WHICH COULD ADVERSELY AFFECT OUR BUSINESS.

     We use computers in various aspects of our business, and are therefore exposed to Year 2000 ("Y2K") problems. In mid-1998, we initiated a compliance program with the following objectives:

     .  identifying potentially non-compliant internal systems;
     .  updating and/or replacing aging hardware;
     .  upgrading or updating software/network systems;
     .  assuring company-wide Y2K compliance;
     .  assessing third-party risks; and
     .  establishing contingency plans for any third-party risks identified.

    We have identified, through internal testing and discussions with significant vendors, that some administrative computers and software, as well as some laboratory systems used for research, are not Y2K compliant. In order to make these systems compliant, we have elected to replace hardware or upgrade software systems. We expect to have critical internal systems and computers Y2K compliant by November 1, 1999 at a cost of less than $100,000. Replacements and upgrades of certain computers and systems would likely have been considered independent of Y2K concerns.

    We are in the process of contacting significant vendors to determine the extent of third-party Y2K risks. Most third-parties have advised us that they will make every effort to be compliant prior to December 31, 1999; however, no assurances could be given. We have important third-party relationships with sales and marketing partners, manufacturers and clinical study administrators. None of our contracts with these vendors address Y2K problems or their remediation or prevention, and no assurances of compliance can be given by these parties. We will assess contingency plans if any significant risks are identified. Necessary contingency plans or remedies could be expensive.

    In a worst case scenario, we could experience delays in receiving R&D supplies, commercial supplies and accessing data on patients enrolled in clinical studies. These delays could slow commercialization efforts and research and development programs, or impact our ability to effectively manage and monitor these programs. Our Y2K compliance program is expected to reduce our level of uncertainty about internal Y2K problems and, in addition, about the Y2K compliance and readiness of significant third-parties with which we conduct business.

THE EXERCISE OF OPTIONS AND WARRANTS AND OTHER ISSUANCES OF SHARES COULD HAVE AN ADVERSE EFFECT ON OUR STOCK PRICE.

    As of December 31, 1998, we had outstanding options to purchase an aggregate of 3,588,000 shares of common stock at prices ranging from $.002 per share to $16.75 per share, of which approximately 2,022,000 were exercisable as of such date. Also outstanding at December 31, 1998 were warrants to purchase 229,739 shares of our Common Stock exercisable at $8 per share, a warrant to purchase 300,000 shares of our Common Stock, exercisable at $7.50 per share, and warrants to purchase an aggregate of 1,030,905 shares of our Common Stock, exercisable from $5.99 to $8.31 per share, subject to adjustment. Exercise of options and warrants at prices below the market price of our Common Stock could adversely affect the price of our Common Stock. Additional dilution may result from the issuance of shares in connection with collaborations or manufacturing arrangements, or in connection with other financing efforts.

THE COMPANY

  Background

     Our biopharmaceutical research and development efforts are focused on two technology platforms: host-defense drug discovery, and a gene-based target and drug discovery program in asthma. In our host-defense programs, we seek to isolate and develop therapeutically active compounds from the host-defense systems of animals for the treatment of human diseases. In our gene-based target and drug discovery program, we employ a range of genomics techniques to identify genes associated with the pathogenesis of asthma, with the objective of utilizing the optimal biologic gene targets in the development of novel therapeutics for asthma and allergy.

  Host-Defense System

     We were formed to engage in the research, development and commercialization of compounds derived from the host-defense systems of animals. The host-defense system is the complex of natural processes and mechanisms used by the body to protect itself against infection and certain cancers. This system comprises physical barriers to infection, such as skin and mucosal membranes and fluids, as well as more complex chemical and biological components, such as the immune system. We believe that certain classes of naturally occurring peptides, such as magainins, and certain small molecules, such as aminosterols, both described below, are used by the host-defense system to provide a first line of defense against infection and may have activity against certain cancers.

     Our approach to identifying pharmaceutically active compounds in the host-defense systems of animals involves the extraction of compounds from animal tissues. The extracts are assayed for activity against selected pathogens, such as bacteria, fungi, viruses and certain cancers. We then purify the active compounds and determine the precise chemical structure of the purified molecule. Once naturally occurring molecules have been isolated, we analyze the relationship between the molecular structure of the compound and its biological activity. In general, this requires that we identify the structures in the compound that are believed to have therapeutic effects and analyze how the compounds could be modified to improve the desired therapeutic effects. We then utilize our combinatorial chemistry capabilities to modify the molecules to alter biological activity or increase stability.

  Magainins

     Our lead product development candidate, pexiganan acetate, is a synthetic magainin peptide. While conducting genetic and molecular biological research at the National Institutes of Health ("NIH") in 1987, Dr. Michael A. Zasloff (presently our Vice Chairman and Executive Vice President) isolated the first magainins from the African frog Xenopus laevis. In connection with his research, Dr. Zasloff was performing surgery on African clawed frogs in his laboratory. After suturing the frogs and returning them to their aquarium tank, he noticed that the incisions healed without infection, inflammation or notable scarring, despite being exposed to the bacteria-filled aquarium water. Dr. Zasloff deduced that the frogs produced a substance that protected them against infection. Eventually, he isolated, from the frog's skin, two related peptides, which he called magainins, and which were later shown to kill a variety of pathogens, including bacteria, amoebae, fungi and parasites.

     Magainins are peptides. A peptide is a chain of molecules, known as amino acids, that are considered to be one of the basic building blocks of the human body. Chains of two to 50 amino acids are generally referred to as peptides, while longer chains are referred to as proteins. We have modified natural peptides by rearranging the order and combination of amino acids and by substituting and deleting additional amino acids to produce magainins having a broader spectrum of therapeutic activity and improved potency.

     Resistance is an increasing problem in the antibiotic field. Resistance is the process by which antibiotics lose their effectiveness over time as bacteria, through mutation, develop the means to produce enzymes capable of diminishing the antibiotic utility. To date, we have not noted the development of resistance to magainins. We believe this is because magainins break down pathogen cells differently than traditional antibiotics. In the presence of a cell membrane rich in acidic phospholipids and poor in cholesterol, such as bacterial membranes, magainins twist into two-sided, spiral shaped molecules (helices), with one side soluble in the fat-like substance that comprise cell membranes and the other side soluble in water. Individual magainin peptides then aggregate and form a channel in the membrane of a pathogen. Once formed, this aggregation of magainin peptides punctures the cell membrane, breaks down the integrity of the cell and kills the pathogen. By rupturing bacteria and targeting a fundamental difference in cell membrane composition, magainins target and kill bacteria differently than traditional antibiotics.

  Aminosterols and Angiogenesis

     Squalamine is the lead product development candidate in our aminosterol program. Squalamine was discovered in the body tissues of the dogfish shark. The shark was initially examined because of its known resistance to infection and cancer. The chemical structure of squalamine uniquely combines a steroid and a polyamine, two classes of systemic agents that are generally well-tolerated in humans. Beyond squalamine, we have discovered several other aminosterol compounds in the shark. In preclinical testing, some of these compounds have demonstrated an ability to control cell growth, along with other pharmacologic properties. These properties may have application in the treatment of a number of disease indications characterized by cell proliferation, including cancer.

     Within the human body, a network of arteries, capillaries and veins, known as the vasculature, functions to transport blood throughout the body. The basic network of the vasculature is developed through angiogenesis, a fundamental process by which new blood vessels are formed. This growth process primarily occurs during the first three months of embryonic development. Once the general network of the blood vessels is complete, certain inhibitory factors balance and stabilize the stimulators of new blood vessel formation. Although angiogenesis occurs in human embryonic development, wound healing and in certain reproductive processes in women, angiogenesis is also associated with several diseases, including diabetic retinopathy and macular degeneration, both of which are major causes of blindness, and cancer.

     Cancer includes many different types of uncontrolled cellular growth. Clusters of cancer cells, referred to as tumors, may invade and destroy surrounding organs, impair physiological function and lead to death. In order to survive, cancer cells require oxygen and nutrients, which are received from the body's blood supply. In order to access this blood supply, cancer cells initiate a biochemical mechanism that stimulates angiogenesis, which provides the blood supply that nourishes the tumor. As cancer cells grow and metastasize (spread from primary sites to secondary sites) they require continuous angiogenesis. Anti-angiogenic substances are intended to inhibit the growth of new blood vessels and may therefore be effective in treating certain cancers, with potentially less serious and fewer adverse side effects than traditional therapies.

  Genomics and Drug Discovery

     Advances in genetics and molecular biology have significantly enhanced the ability of scientists to clone and sequence genes and identify the causes of disease at the molecular level. Genomics, or the study of the genome, can be applied to the examination of the genetic influences on human disease. Functional genomics refers to the determination of the manner in which disease genes specifically impact the disease process. In contrast to traditional drug discovery and development, a genetic approach commences by identifying those genes that are responsible for the initiation or progression of disease. Analysis of DNA (deoxyribonucleic acid) helps characterize the specific role of genes in the disease process. The information stored in the DNA of a gene acts as a set of instructions to living cells of the organism. These instructions direct the cells to synthesize specific proteins, such as hormones or enzymes that perform the basic biochemical and physiological functions of the cells. Disease may occur when a defect (mutation) occurs in a gene or genes, resulting in incorrect instructions being sent to cells, and disrupting the normal balance or function of these essential proteins. The ability to detect such a mutation and to understand how the disruption of normal protein function contributes to the initiation and progression of the resultant disease are potentially valuable aids to pharmaceutical discovery and development. To identify an appropriate molecular target for therapeutic intervention, it may also be necessary to characterize fully the biochemical pathway in which the disease gene functions.

     We employ a functional genomics approach to understand the genetic basis of disease and to develop potential drug leads. Through these efforts we seek to identify appropriate targets for pharmaceutical intervention that aim to control the root cause of human disease. We believe that pharmaceuticals developed for use against these specific targets have the potential for greater effectiveness and fewer side effects than pharmaceuticals developed through more traditional processes.

PRODUCT DEVELOPMENT AND RESEARCH PROGRAMS

  Pexiganan Acetate--Infected Diabetic Foot Ulcers

     Our most advanced development compound is pexiganan acetate, a topical cream antibiotic. Pexiganan acetate is a 22 amino acid magainin peptide, formulated as a 1% topical cream. In vitro studies of pexiganan acetate have shown that it is a broad spectrum anti-infective, effective against gram negative, gram positive and fungal organisms. Our initial intended use for pexiganan acetate is for the treatment of infection in diabetic foot ulcers.

     Infected foot ulcers in diabetic patients are a serious complication. A diabetic patient's vascular and nervous systems are often compromised, creating conditions conducive to foot ulceration and infection. These infections can lead to osteomyelitis (bone infection) and limb amputation. Patients with infected ulcers are typically treated with oral antibiotics. No topical antibiotics are currently approved specifically for the treatment of infection in diabetic foot ulcers.

     We believe that pexiganan acetate may offer advantages over oral antibiotics in the treatment of infection in diabetic foot ulcers, including reduced likelihood of resistance development and side effects. Increased utilization of oral antibiotics has exacerbated the development of antibiotic resistance, and resistant organisms are expected to continue to develop. Additionally, oral antibiotics can cause side effects, including gastrointestinal distress, headaches and insomnia. We believe that a topical treatment for diabetic foot ulcers may also improve patient compliance with their medication and associated wound care.

     We have completed two pivotal Phase III clinical trials of pexiganan acetate for the treatment of infection in diabetic foot ulcers. These trials were designed as equivalence studies with the goal of demonstrating that pexiganan acetate topical cream is comparable to orally administered ofloxacin, a quinolone antibiotic, indicated for the treatment of infection, including skin and soft tissue infections. In July 1998 we submitted a New Drug Application with the FDA based on the results of these clinical trials; however, we cannot be sure that the FDA will approve pexiganan acetate. (See Item 1--Risk Factors:
"We Depend Heavily on Pexiganan Acetate, Which Is Still in the Development Stage and May Never Be Approved for Commercial Use")

  Squalamine--Solid Tumors

     Squalamine is the lead product development candidate in our aminosterol program. Our initial disease focus for squalamine is solid tumors. We are currently conducting Phase I clinical testing of squalamine in patients with advanced tumor malignancy.

     Cancer is the second most common cause of death in the Western world, exceeded only by coronary heart disease. Cancer patients are usually treated with a combination of surgery, radiation therapy and chemotherapy. Surgery and radiation therapy can be particularly effective in patients in which the disease has not yet spread to other tissue or organs. Chemotherapy is the principal treatment for tumors that have metastasized. Chemotherapy involves the administration of drugs designed to kill cancer cells ("cytotoxic drugs"), or the administration of hormone analogues to either reduce the production of, or block the action of, certain hormones, such as estrogens and androgens, which affect the growth of tumors. Because chemotherapeutic agents generally attack rapidly dividing cells indiscriminately, damaging both normal and cancerous cells, chemotherapy patients often suffer serious side effects. Additionally, resistance to chemotherapy inevitably occurs over time.

     With advances in the understanding of the genesis and development of cancer, there are several new approaches to cancer treatment. One such approach is the control of angiogenesis, or new blood vessel growth. Angiogenesis is a key stage in the development of tumor malignancy, and its inhibition may contribute to the tumor becoming or remaining dormant.

     Squalamine may be of benefit in the treatment of solid tumors by inhibiting new blood vessel growth required for tumor nourishment. Squalamine has exhibited anti-angiogenic properties in a number of in vitro and in vivo assays, and in animal models. Squalamine is believed to inhibit the growth of primitive or embryonic capillaries associated with tumor growth. Squalamine has the potential to be used in combination with a number of cytotoxic drugs in the treatment of solid tumors, and we have observed synergies with certain such cytotoxic therapies in animal testing.

  Asthma Genomics Program

     Asthma is characterized clinically by wheezing and shortness of breath due to reversible bronchospasm. It is a chronic, disabling disorder that appears to be increasing in prevalence and severity. The complex pathophysiology of asthma is under intensive scrutiny by scientists and researchers; however, its precise causes are not well understood. A number of studies suggest asthma may have a genetic basis, but family studies have been difficult to interpret due to other influences, including allergens and pollutants. Allergic diseases, including allergic rhinitis, are often present in individuals with asthma, but are also individually important diseases. We believe the genetic susceptibility factors for asthma and allergy will be, at least in part, related to one another. Current treatment for asthma and allergies principally focusses on controlling inflammation or treating airway constriction through use of bronchodilators and steroids.

     In 1996, we initiated a research program in the genomics of asthma. Our research program is primarily focussed on IL9, a gene which varies in DNA structure and function in asthmatic and allergic humans and animals. We maintain a comprehensive research and development program to identify additional genes in the IL9 biologic pathway. The IL9 receptor has been discovered in humans as a key second gene candidate in the IL9 pathway, and we have also identified other genes. We continue to investigate the role of these genes in the allergic inflammatory response, with the objective of utilizing the optimal biologic gene targets in the development of novel therapeutics for asthma and allergy.

  Other Research Programs

     We are evaluating additional magainin peptide compounds in a number of disease indications, including cancer and other infections.

     We are also pursuing other research programs with squalamine. Squalamine may have application in a number of disease conditions characterized by abnormal blood vessel growth, including rheumatoid arthritis, diabetic retinopathy, psoriasis and age related macular degeneration of the eye.

     We have discovered a number of other aminosterol compounds in the shark, each differing from squalamine in chemical structure. Each of these compounds is believed to interact with a different receptor, and, as a consequence, alter the intracellular metabolism in a manner that disturbs the target cell response to certain growth factors, hormones and other signals. We are evaluating the role of aminosterols in altering metabolism as it affects obesity. Other therapeutic opportunities for these compounds may include various malignancies, inflammatory diseases, and viral infections.

     We have a number of other early stage research programs. In one such program, we are engaged in research efforts on defensins. Defensins are compounds found in animals and humans which have host-defense properties similar to magainins and aminosterols. We believe that the longer-term evolution of the host-defense field may lie in the discovery of compounds that regulate endogenous defensin expression, rather than direct application of the defensin molecules themselves.

COLLABORATIVE ARRANGEMENTS

     Development and Marketing Collaborations. Collaborations may allow us to leverage our scientific and financial resources and gain access to markets and technologies that would not otherwise be available to us. In the long term, development and marketing arrangements with established companies in the markets in which potential products will compete may allow our products more efficient access to intended markets and may accordingly conserve our resources. We expect that we will enter into development and marketing arrangements for most of the products we may develop. From time to time, we hold discussions with various potential partners.

     In February 1997, we entered into a development, supply and distribution agreement in North America with SmithKline Beecham for pexiganan acetate. SmithKline has paid us $10.0 million under this agreement, and they may make additional payments to us of up to $22.5 million upon the occurrence of certain product milestones. SmithKline will also fund a percentage of any development expenses for any additional indications for pexiganan acetate. Upon the commencement of commercial sales by SmithKline, we will be responsible for the supply of pexiganan acetate and SmithKline will be responsible for the marketing and sales of pexiganan acetate. We will receive certain percentages of SmithKline sales revenues under agreed upon terms. The SmithKline Agreement gives SmithKline the right to negotiate for rights to another of our product development candidates, under certain terms and conditions. The SmithKline Agreement also gives SmithKline the right to terminate the arrangement on a country-by-country basis if SmithKline determines it is not economical to distribute pexiganan acetate in those areas.

     In December 1998, we entered into a collaborative research and option agreement with Genentech relating to a protein therapeutic in asthma. Under this agreement, Genentech will be provided access to a therapeutic target (IL9), which is in our proprietary asthma gene database, and the companies will conduct a collaborative program to evaluate the utility of a blocking antibody to IL9 in suppressing the asthmatic response. Under this collaboration, Genentech made an initial equity investment in Magainin of $2.0 million, and has an option to enter into a development and commercialization agreement with us. Any such development and commercialization agreement could provide for payments to Magainin of up to $35.0 million, upon terms to be negotiated, and royalty payments on sales of products developed by Genentech in the field.

     Research and License Agreements. We have rights under license agreements to several patents and patent applications under which we expect to owe royalties on sales of any products that are covered by issued patent claims. Additionally, certain of these agreements also provide that if we elect not to pursue the commercial development of any licensed technology, or do not adhere to an acceptable schedule of commercialization, then our exclusive rights to such technology would terminate. We also fund research at certain institutions, and these relationships may provide us with an option to license any results of the research.


MANUFACTURING

     We currently have neither the resources, the facilities nor the capabilities to manufacture any of our proposed products in the quantities and quality required for commercial sale. We have no current plans to establish a manufacturing facility. We depend upon contract manufacturers for commercial scale manufacturing of our proposed products in accordance with regulatory standards. This dependence may restrict our ability to develop and deliver products on a timely, profitable and competitive basis. Additionally, the number of companies that are capable of producing bulk peptides on the scale that we expect to require to commercialize pexiganan acetate is limited. We may be unable to maintain arrangements with qualified outside contractors to manufacture materials at costs which are affordable to us, if at all.

     Contract manufacturers may utilize their own technology, our technology, or technology acquired or licensed from third parties in developing a manufacturing process. In order to engage another manufacturer, we may need to obtain a license or other technology transfer from the original contract manufacturer. Even if a license is available from the original contract manufacturer on acceptable terms, we may be unable to successfully effect the transfer of the technology to the new contract manufacturer. Any such technology transfer may also require the transfer of requisite data for regulatory purposes, including information contained in a proprietary drug master file held by a contract manufacturer. We will rely more heavily on a contract manufacturer that owns the drug master file because our ability to change contract manufacturers may be limited.

     We have been working for a number of years with Abbott Laboratories ("Abbott") in the development of a process to manufacture bulk drug substance for pexiganan acetate. We currently depend upon Abbott for the production of bulk drug substance for pexiganan acetate. If Abbott cannot manufacture bulk drug substance for pexiganan acetate, we will need to secure other manufacturing arrangements. The process developed by Abbott is proprietary. If we desire to utilize, or have another party utilize, such process, we would be required to pay Abbott a license fee.

     The production of peptides (such as pexiganan acetate and other magainins) is expensive relative to the production of traditional antibiotics. We are pursuing alternative manufacturing sources, including recombinant manufacturing, in order to improve the gross margins available to us on sales of pexiganan acetate. These programs, however, are at an early stage and will require significant expenditures over an extended period of time. Ultimately, we may be unable to develop a more cost-effective manufacturing process, and even if we develop a more cost-effective process, the FDA may not approve such a process.

     We are also currently working with outside contractors for the chemical production of squalamine. Production of squalamine and other proposed products will also require significant expenditure.

GOVERNMENT REGULATION

     Numerous governmental authorities, including the FDA in the United States, regulate our business and activities. Federal, state and foreign governmental agencies impose rigorous preclinical and clinical testing and approval requirements on our product candidates. In general, the process of obtaining government approval is time consuming and costly.

     Governmental authorities may delay or deny the approval of any of our drug candidates. In addition, governmental authorities may enact new legislation or regulations that could limit or restrict our efforts. A delay or denial of regulatory approval for any of our drug candidates, particularly pexiganan acetate, could materially affect our business. Even if we receive approval of a product candidate, it may be conditioned upon certain limitations and restrictions as to how the drug is used and may be subject to continuous review. If we fail to comply with any applicable regulatory requirements, we could be subject to penalties, including:

     .    warning letters;
     .    fines;
     .    withdrawal of regulatory approval;
     .    product recalls;
     .    operating restrictions;
     .    injunctions; and
     .    criminal prosecution.

     The primary regulatory agency overseeing all phases of our drug development and marketing programs is the FDA. In order to obtain FDA approval, we must submit extensive preclinical and clinical data providing proof of safety, efficacy and quality for each of our proposed products. This process is costly and time consuming. The results of preclinical studies are submitted to the FDA as part of an Investigational New Drug Application ("IND"). Once the IND is effective, human clinical trials may be conducted. The results of the clinical trials are submitted to the FDA as part of a New Drug Application. Following review of the New Drug Application, the FDA may:

     .    grant marketing approval;
     .    require additional testing or information; or
     .    deny the application.

     Detailed manufacturing information is also required to be included in the New Drug Application for review and approval by the FDA. All manufacturing facilities and processes must comply with the good manufacturing practice regulations prescribed by the FDA. All manufacturers must, among other things, pass an inspection of their plants and detailed manufacturing records and processes. Among other things, it must be demonstrated that:

     . the drug product can be consistently manufactured at the same quality standard;
     .    the drug product is stable over time; and
     . the level of chemical impurities in the drug product are under a designated level.

     Peptides are an especially difficult group of compounds to manufacture at these standards, particularly in the quantities at which we anticipate pexiganan acetate will be required to be manufactured. Additionally, there have been a number of changes over time in the manufacture of pexiganan acetate bulk drug substance and final drug product, including changes in process, scale and vendors. It is necessary to demonstrate that the product has been consistently manufactured over time despite such changes.

     The FDA's review of manufacturing for pexiganan acetate is on-going. The FDA did initiate an inspection at the facility operated by one of our drug product manufacturers; however this inspection was curtailed due to the fact that we would not be ready for this inspection until a later date. This inspection, as well as inspections at our facility and at Abbott, must be successfully conducted and completed prior to any FDA approval of pexiganan acetate. Failure to pass these inspections would prevent or delay the commercialization of pexiganan acetate.

     We will continue to be subject to regulation by the FDA even after our drug products have been approved and commercialized. Among other things, the FDA may:

     . require additional submissions if there are any modifications to the drug product, including, for example, any changes in manufacturing process, labeling, or manufacturing facility;
     . require post-marketing testing and surveillance to monitor the effects of approved drug products; and
     . enforce conditional approvals that restrict the commercial applications of a drug product.

     Further, the FDA has numerous requirements governing labeling, promotional material, storage, record keeping and reporting that may adversely affect our business.

     The Prescription Drug User Fee Act of 1992 imposes substantial fees on a one-time basis for applications for approval, and on an annual basis for manufacturing and marketing, of prescription drugs.

     We are also subject to regulation by other regulatory authorities, including the Occupational Safety and Health Administration, the Environmental Protection Agency, the Nuclear Regulatory Commission, the Drug Enforcement Agency and the United States Department of Agriculture, and to regulation under the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other regulatory statutes. In the future we may be subject to additional federal, state or local regulations.

     Drug product marketing outside the United States is subject to foreign regulatory requirements which may or may not be influenced by FDA approval. While the requirements vary widely from country to country, generally, the drug product must be approved by a foreign regulatory authority comparable to the FDA prior to marketing the product in those countries. The time required to obtain foreign approvals may be longer than that in the United States.

     In the future, we may be subject to additional federal, state or local regulations or additional fees. Efforts are continually underway to reform federal regulation of drug products. Although some of these changes could streamline and otherwise benefit development, marketing and related requirements for drugs, others could increase regulatory requirements.

PATENT AND PROPRIETARY RIGHTS; LICENSED TECHNOLOGY

     Our success depends, in part, on our ability to develop and maintain a strong patent position for our products and technologies both in the United States and other countries. As with most biotechnology and pharmaceutical companies, our patent position is highly uncertain and involves complex legal and factual questions. We cannot be certain that:

     .    patents will issue from any of our patent applications;
     .    our patent rights will be sufficient to protect our technology;
     . our patents will not be successfully challenged or circumvented by our competitors; or
     .    our patent rights will provide us with any commercial advantages.

     The process of obtaining patent rights can be time consuming and expensive. Even after significant expenditure, a patent may not issue. We can never be certain that we were the first to develop the technology or that we were the first to file a patent application for the particular technology because U.S. patent applications are maintained in secrecy until a patent issues, and publications in the scientific or patent literature lag behind actual discoveries.

     Even after we are issued patent rights, we cannot be certain that:

     .    others will not develop similar technologies;
     .    others will not design around the patented aspects of the technology;
     . we will not be obliged to defend ourselves in court against allegations of infringement of third-party patents;
     .    our issued patents will be held valid in court; and
     . an adverse outcome in a suit would not subject us to significant liabilities to third parties, require rights to be licensed from third parties, or require us to cease using such technology.

     The cost of litigation can be substantial, regardless of the outcome.

     There may be disputes arising as to the ownership of our technology. Most of our research and development team previously worked at other biotechnology companies, pharmaceutical companies, universities, or research institutions. These entities may raise questions as to when the technology was developed, and assert rights to the technology. These kind of disputes have occurred in the past. We may not prevail in any such disputes.

     Similar technology ownership disputes may arise in the context of consultants, vendors or third parties, such as contract manufacturers. For example, our consultants are employed by or have consulting agreements with third parties. There may be a dispute as to the capacity in which consultants are operating when they make certain discoveries. We may not prevail in any such disputes.

     In order to protect our proprietary technology and processes, we also rely on trade secrets and confidentiality agreements with our corporate partners, employees, consultants, outside scientific collaborators and sponsored researchers and other advisors. We may find that these agreements will be breached, or that our trade secrets have otherwise become known or independently developed or discovered by our competitors.

     Certain of our exclusive rights to patents and patent applications are governed by contract. Generally, such contracts require that we pay royalties on sales of any products which are covered by patent claims. If we are unable to pay the royalties, we may lose our patent rights. Additionally, some of these agreements also require that we develop the licensed technology under certain timelines. If we do not adhere to an acceptable schedule of commercialization, we may lose our patent rights.

COMPETITION

     The pharmaceutical industry is characterized by intense competition. Many companies, research institutions and universities are conducting research and development activities in a number of areas similar to our fields of interest. We are aware that research on compounds derived from animal host-defense systems is being conducted by others. Many companies are also currently involved in research and development activities focused on the pathogenesis of disease, and the competition among companies attempting to find genes responsible for disease is intense. Furthermore, many companies are engaged in the development and sale of products, such as traditional antibiotics, which may be, or are, competitive with our proposed products. Most of these entities have substantially greater financial, technical, manufacturing, marketing, distribution and other resources than we have. We will also face competition from companies using different or advanced techniques that may render our products obsolete.

     We expect technological developments in the biopharmaceutical field to occur at a rapid rate and expect competition to intensify as advances in this field are made. Accordingly, we must continue to devote substantial resources and efforts to research and development activities in order to maintain a competitive position in this field. Our compounds, products or processes may become obsolete before we are able to recover a significant portion of our research and development expenses. We will be competing with companies that have significantly more experience in undertaking preclinical testing and human clinical trials of new or improved therapeutic products and obtaining regulatory approvals of such products. Some of these companies may be in advanced phases of clinical testing of various drugs that may be competitive with our proposed products.

     Colleges, universities, governmental agencies and other public and private research organizations are becoming more active in seeking patent protection and licensing arrangements to collect royalties for use of technology that they have developed, some of which may be directly competitive with our technology. In addition, these institutions, along with pharmaceutical and specialized biotechnology companies, can be expected to compete with us in recruiting highly qualified scientific personnel.

     Pexiganan acetate may not be successfully marketed against oral antibiotics for the treatment of infection in diabetic foot ulcers. These infections have historically been treated with systemically administered antibiotics, which may be perceived by some medical professionals as having certain advantages over pexiganan acetate. In addition, we may be unable to manufacture pexiganan acetate at a cost which will allow it to be sold at a competitive price relative to oral antibiotics or other topical antibiotics that may be used for this indication.

     Many companies are working to develop and market products intended for the additional disease areas we are targeting, including cancer and asthma. A number of major pharmaceutical companies have significant franchises in these disease areas, and can be expected to invest heavily to protect their interests. In the cancer field, anti-angiogenic agents are under development at a number of companies. In the asthma field, other biopharmaceutical companies have also reported the discovery of genes relating to asthma.


EXECUTIVE OFFICERS OF THE COMPANY

     The current executive officers of the Company are as follows:

NAME                              AGE                  POSITION
----                              ---                  --------
Michael R. Dougherty               41  President, Chief Executive Officer and Chief Financial Officer
Roy C. Levitt, M.D.                45  Executive Vice President and Chief Operating Officer
Michael A. Zasloff, M.D., Ph.D.    53  Vice Chairman and Executive Vice President
Thomas J. Bigger                   42  Senior Vice President
Kenneth J. Holroyd, M.D.           40  Senior Vice president

     Mr. Dougherty has served as our President and Chief Executive Officer since August 1998. Mr. Dougherty served as Executive Vice President from March 1995 through August 1998, and as a Director since August 1997. From August 1993, when he joined us, until March 1995, Mr. Dougherty served as Senior Vice President. Mr. Dougherty has also served as our Chief Financial Officer since August 1993. Prior to joining us, Mr. Dougherty served in the following capacities at Centocor, Inc. (a biopharmaceutical company): Senior Vice President, Chief Financial Officer and Treasurer, from February 1992 to August 1993, Vice President Corporate Finance from May 1990 to February 1992 and Treasurer from June 1986 to May 1990.

     Dr. Levitt has served as our Executive Vice President and Chief Operating Officer since August 1998. Dr. Levitt was appointed our head of Research and Development, and a Director in August 1997. Dr. Levitt has served as Executive Vice President since joining us on a full-time basis in January 1996. Prior to joining, Dr. Levitt served as a consultant to Magainin beginning in 1995. Dr. Levitt served as a faculty member at Johns Hopkins University in the Department of Anesthesiology and Critical Care Medicine, from 1986 to 1995, in Neurological Surgery from 1995 to 1996 and in the Department of Environmental Health Sciences in the Johns Hopkins School of Public Health and Hygiene from 1988 to 1996.

     Dr. Zasloff has served as our Executive Vice President since July 1992. In July 1996, Dr. Zasloff was appointed Vice Chairman of the Board. From 1988 until Dr. Zasloff joined us on a full-time basis in July 1992, Dr. Zasloff was our Chief Scientific Advisor and served as the Charles E.H. Upham Professor, Department of Pediatrics and Genetics, University of Pennsylvania School of Medicine, and Chief, Division of Human Genetics and Molecular Biology, The Children's Hospital of Philadelphia. From 1982 until 1988, Dr. Zasloff was Chief, Human Genetics Branch, National Institutes of Child Health and Human Development, National Institutes of Health. Dr. Zasloff currently also serves as Adjunct Professor, Department of Human Genetics and Orthopedics, University of Pennsylvania School of Medicine.

     Mr. Bigger has served as Senior Vice President, Business Development, Marketing and Sales since joining us in July 1996. Mr. Bigger served as Senior Vice President of Advanced Polymer Systems (a drug development company), in 1994 and 1995. From 1979 to 1994, Mr. Bigger held a number of positions of increasing responsibility at Rhone-Poulenc Rorer ("RPR"), a pharmaceutical company, including serving as President of Dermik Laboratories, a subsidiary of RPR.

     Dr. Holroyd has served as Senior Vice President, Clinical Research and Regulatory Affairs since June 1998. Dr. Holroyd has held various positions, including Vice President of Respiratory Discovery Research, Product Development and Business Development, since joining us in February 1997. Prior to joining us, Dr. Holroyd was a faculty member and head of respiratory care services at Johns Hopkins University School of Medicine and Hospital in the Department of Anesthesiology and Critical Care Medicine. Dr. Holroyd earned his M.D. from Johns Hopkins in 1984 and completed his residency training at Johns Hopkins serving as chief resident of the Osler Medical Service and at the National Heart, Lung and Blood Institute.

     Officers are elected or appointed by the Board of Directors to serve until the appointment or election and qualification of their successors or their earlier termination or resignation.

EMPLOYEES

     As of December 31, 1998, we had 53 full-time employees. No employees are covered by collective bargaining agreements, and we consider relations with our employees to be good.

ITEM 2.  PROPERTIES

     We lease an aggregate of approximately 26,000 square feet of space in Plymouth Meeting, Pennsylvania for office and laboratory space. Our leases expire in 2001 and 2002, and provide for minimum annual payments of approximately $411,000 in 1999 and annual increases thereafter.

ITEM 3.  LEGAL PROCEEDINGS

     We are not a party to any material litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Magainin Pharmaceuticals Inc. common stock trades on the Nasdaq Stock Market under the symbol MAGN. The quarterly range of high and low closing sales prices of our common stock, as reported on the Nasdaq National Market, are shown below:

     Year Ended December 31, 1998                HIGH      LOW
     ----------------------------                ----      ---

     1st Quarter                                $ 8.75   $ 5.38
     2nd Quarter                                $ 8.19   $ 4.38
     3rd Quarter                                $ 6.00   $ 2.31
     4th Quarter                                $ 3.88   $ 2.38

     Year Ended December 31, 1997                HIGH      LOW
     ----------------------------                ----      ---

     1st Quarter                                $10.50   $ 7.88
     2nd Quarter                                $ 8.50   $ 6.63
     3rd Quarter                                $11.81   $ 7.25
     4th Quarter                                $12.13   $ 7.50

DIVIDENDS

     We have not paid any cash dividends since our inception, and we do not anticipate paying any cash dividends in the foreseeable future. It is the present policy of the Board of Directors to retain all earnings, if any, to finance the development of our business.

NUMBER OF HOLDERS OF COMMON STOCK

     At February 26, 1999, there were approximately 350 stockholders of record and approximately 4,600 beneficial owners of our common stock.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table summarizes certain selected financial data. The selected financial data is derived from, and is qualified by reference to, our financial statements.

                                                           Year Ended December 31,
                                                           -----------------------
                                             1998        1997       1996       1995        1994
                                           ---------   ---------   --------   --------   --------
                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Revenues:
  Contract and government grant            $      --   $  10,088   $    150   $  2,056   $     85
  Related party contract                          --          --         --        280        326
                                           ---------   ---------   --------   --------   --------
                                                  --      10,088        150      2,336        411
                                           ---------   ---------   --------   --------   --------

Costs and expenses:
  Research and development                    21,456      22,875     22,326     18,160     11,258
  General and administrative                   3,292       3,246      3,488      3,137      3,468
  Charge for stock issuance relating to
    royalty buyout                                --          --      7,080         --         --
                                           ---------   ---------   --------   --------   --------
                                              24,748      26,121     32,894     21,297     14,726
                                           ---------   ---------   --------   --------   --------
  Loss from operations                       (24,748)    (16,033)   (32,744)   (18,961)   (14,315)
  Interest income                              1,640       1,770      2,172      1,778      1,207
  Interest expense                              (196)       (118)       (48)       (32)       (48)
                                           ---------   ---------   --------   --------   --------
  Net loss                                 $ (23,304)  $ (14,381)  $(30,620)  $(17,215)  $(13,156)
                                           =========   =========   ========   ========   ========

  Net loss per share--basic and diluted    $   (1.05)  $   (0.73)  $  (1.71)  $  (1.17)  $  (0.99)
                                           =========   =========   ========   ========   ========

  Weighted average shares outstanding         22,235      19,679     17,938     14,696     13,301
                                           =========   =========   ========   ========   ========

December 31,                                 1998         1997       1996       1995       1994
                                           ---------   ---------   --------   --------   --------
BALANCE SHEET DATA:
  Cash and investments                     $  22,871   $  39,061   $ 33,340   $ 43,666   $ 25,921
  Working capital                             11,897      33,073     28,276     30,429     21,750
  Total assets                                25,891      42,444     36,376     45,727     28,050
  Total liabilities                           11,211       7,574      6,433      4,534      4,137
  Accumulated deficit                       (132,928)   (109,624)   (95,243)   (64,623)   (47,408)
  Stockholders' equity                        14,680      34,870     29,943     41,193     23,913

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

This report contains, in addition to historical information, statements by us with regard to our expectations as to financial results and other aspects of our business that involve risks and uncertainties and may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements reflect management's current views and are based on certain assumptions. Actual results could differ materially from those currently anticipated as a result of a number of factors, including, but not limited to, the risks and uncertainties discussed in this report, particularly those relating to present or anticipated scientific progress, development of pexiganin acetate or any other potential pharmaceutical products, future revenues, capital expenditures, manufacturing, sales and marketing requirements and capabilities, research and pharmaceutical products, regulatory approvals, future revenues, capital expenditures, research and development, future financings, competition, protection of patents and proprietary information, collaborations, personnel, third party reimbursement, Year 2000 readiness and stock price that are discussed under "Risk Factors" set forth in Item 1 of this report.

GENERAL

     We are a biopharmaceutical company engaged in the development of medicines for serious diseases. Our development efforts are focused on anti-infectives, oncology, and pulmonary and allergic disorders.

     We have submitted a New Drug Application with the United States FDA for our lead product development candidate, pexiganan acetate, a topical cream antibiotic intended for the treatment of infection in diabetic foot ulcers. We are also conducting research on an aminosterol class of compounds. One such compound, squalamine, is currently being evaluated in Phase I clinical testing in cancer. We are conducting additional research efforts in the genomics of asthma.

     Since commencing operations in 1988, we have not generated any revenue from product sales, and we have funded operations primarily from the proceeds of public and private placements of securities. We have incurred a loss in each year since our inception, and we expect to incur substantial additional losses for at least the next several years. We expect that losses will fluctuate from quarter to quarter, and that such fluctuations may be substantial. As such, results of operations for interim periods are not necessarily indicative of those to be achieved for full fiscal years. At December 31, 1998, our accumulated deficit was approximately $132,928,000.

RESULTS OF OPERATIONS

REVENUES

     We have received no revenues from product sales. Revenues recorded to date have consisted principally of revenues recognized under collaborations with corporate partners. We recorded revenue of $10,000,000 in 1997 reflecting the receipt of payments under the SmithKline Agreement entered into in February, 1997 for pexiganan acetate. We do not expect to realize additional milestone revenues from our arrangement with SmithKline unless, and until, FDA approval of pexiganan acetate is received. However, we cannot be sure that the FDA will approve pexiganan acetate. We have no other currently existing collaborations which will result in the realization of research and development revenues.

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses decreased in the year ended December 31, 1998 as compared to the same period a year ago due principally to a reduction in clinical and preclinical costs associated with pexiganan acetate and squalamine, as well as a reduction in manufacturing development costs. These decreases have been partially offset by an increase in personnel expenses.

     We have incurred significant expenses associated with the development and scale-up of the manufacturing process for our products, as well as in the production of materials for development and possible commercialization. We contract with third parties for these activities, and such expenses amounted to $7,652,000, $10,174,000 and $9,557,000 for 1998, 1997 and 1996, respectively.

     The level of research and development expenses in future periods will depend principally upon the progress of our research programs. We expect expenses relating to our development of pexiganan acetate to continue to be significant in future periods principally as a result of our ongoing manufacturing programs.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses consist principally of personnel costs and professional fees and have remained generally steady from 1996 through 1998.

OTHER INCOME AND EXPENSE

     We recorded a non-cash charge to earnings of $7,080,000 in 1996 representing the fair value of 550,000 shares of Common Stock issued by us in a buyout of royalties which we would otherwise have owed on any sales of pexiganan acetate.

     Interest income decreased during the year ended December 31, 1998 as compared to the prior year, due to lower investment balances during this period. The decrease in interest income in the year ended December 31, 1997 as compared to December 31, 1996 is principally due to decreased investment balances. The increase in interest expense for the years ended December 31, 1998 and 1997, as compared to the prior years, is due to higher debt balances.

LOSS

     We expect to conduct, over the next several years, significant research, pre-clinical development, clinical testing and manufacturing activities. We expect that these activities, together with projected general and administrative expenses, will result in continued and significant losses.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

     Cash and investments were $22,871,000 at December 31, 1998 as compared to $39,061,000 at December 31, 1997. The primary use of cash was to finance our operations.

     Since inception, we have funded our operations primarily from the proceeds of public and private placements of securities, including:

     .  $17,080,000 raised from our initial public offering in December 1991;
     .  $21,469,000 raised from a public offering completed in February 1993;
     . $18,023,000 raised from a private placement completed in October 1993; . $32,627,000 raised from a public offering completed in August 1995;
     .  $11,932,000 raised from a private placement completed in August 1996;
     .  $19,172,000 raised from a public offering completed in December 1997;
        and
     .  $ 2,000,000 raised from a private placement completed in December 1998.

     In addition to the above, we have funded our operations from contract and grant revenues, interest income and lease and debt financing.

     Capital expenditures amounted to $1,081,000, $1,294,000 and $1,655,000 in 1998,

1997 and 1996 respectively, reflecting equipment purchases and expansions to our leased facilities.

     Accounts payable and accrued expenses increased $2,709,000 to $8,653,000 at December 31, 1998, due principally to accruals made for certain manufacturing costs related to pexiganan acetate. We expect an increase in accounts payable and accrued expenses in future periods as we continue to accrue costs for the purchase of bulk drug substance for pexiganan acetate.

     We borrowed an additional $1,000,000 in 1998 under a credit arrangement with a commercial bank, resulting in an increase in note payable. As of December 31, 1998, we have borrowed $2,500,000 under this credit arrangement at rates ranging from 8.0% to 8.5%. Any amounts outstanding under this credit arrangement shall become immediately due and payable under certain circumstances, including our failure to maintain certain minimum cash and investment balances, as well as certain financial ratios. Under the terms of the credit arrangement, we make monthly interest-only payments, with all principal due in May 1999. Our current intention is to refinance this loan prior to its maturity.

     In February 1997, we entered into a development, supply and distribution agreement in North America with SmithKline for pexiganan acetate. SmithKline has paid us $10.0 million under this agreement, all of which was received by us in 1997. SmithKline may make additional payments to us of up to $22.5 million upon the occurrence of certain product milestones. SmithKline will also fund a percentage of any development expenses for any additional indications for pexiganan acetate. Upon the commencement of commercial sales by SmithKline, we will be responsible for the supply of pexiganan acetate and SmithKline will be responsible for the marketing and sales of pexiganan acetate. We will receive certain percentages of SmithKline sales revenues under agreed upon terms. The SmithKline Agreement gives SmithKline the right to negotiate for rights to another of our product development candidates, under certain terms and conditions. The SmithKline Agreement also gives SmithKline the right to terminate the arrangement on a country-by-country basis if SmithKline determines it is not economical to distribute pexiganan acetate in such areas.

     In December 1998, we entered into a collaborative research and option agreement with Genentech relating to a protein therapeutic in asthma. Under this agreement, Genentech will be provided access to a therapeutic target (IL9), which is in our proprietary asthma gene database, and the companies will conduct a collaborative program to evaluate the utility of a blocking antibody to IL9 in suppressing the asthmatic response. Under this collaboration, Genentech made an initial equity investment in Magainin of $2.0 million, and has an option to enter into a development and commercialization agreement with us. Any such development and commercialization agreement could provide for payments to Magainin of up to $35.0 million, upon terms to be negotiated, and royalty payments on sales of products developed by Genentech in the field.

     We have submitted a NDA to the FDA for our lead drug product development candidate, pexiganan acetate. The NDA submission includes the results of two multi-center, randomized, Phase III clinical equivalence trials comparing 1% pexiganan acetate cream to ofloxacin, an oral antibiotic indicated for skin and soft tissue infections. The NDA, as submitted, includes data analyses for a number of primary endpoints. These include clinical response of infection, overall microbiological response of infection, and therapeutic cure (a combination of clinical and overall microbiological cures), which were analyzed over a number of patient cohorts and timepoints. The NDA data package also includes extensive additional data, including microbiology data for specific pathogens and wound healing data. Certain of the data favor ofloxacin.

     The FDA may reach a different conclusion from that reached by us in our application or may request that we conduct further studies to support our application. The guidelines pursuant to which clinicals trials of this nature are to be conducted have evolved since the commencement of these studies. As a result, we may not receive FDA approval of pexiganan acetate on a timely basis, if at all. In addition, the FDA may place certain restrictive conditions on the approval of pexiganan acetate, which may affect the commercial viability of the drug.

     We will need to raise substantial additional funds to continue our research and development programs and to commercialize potential products. If we are unable to raise such funds, we may be unable to complete our development activities for any of our proposed products, including pexiganan acetate.

     We regularly explore alternative means of financing our operations and intend to seek additional funding through various sources, including:

     .  Public and private securities offerings;
     . Collaborative, licensing and other arrangements with third parties; and . Debt financing, such as bank loans.

     We currently do not have any commitments to obtain additional funds, and may be unable to obtain sufficient funding in the future on acceptable terms. If we cannot obtain funding when needed, we may need to delay, scale back or eliminate research and development programs or enter into collaborations with third parties to commercialize potential products or technologies that we might otherwise seek to develop or commercialize ourselves, or seek other arrangements. This will result in lower consideration to us upon commercialization of such products than if no arrangements were entered into, or if such arrangements were entered into at later stages in the product development process.

     We currently have neither the resources, the facilities nor the capabilities to manufacture any of our proposed products in the quantities and quality required for commercial sale. We have no current plans to establish a manufacturing facility. We depend upon contract manufacturers for commercial scale manufacturing of our proposed products in accordance with regulatory standards. This dependence may restrict our ability to develop and deliver products on a timely, profitable and competitive basis. Additionally, the number of companies that are capable of producing bulk peptides on the scale that we expect to require to commercialize pexiganan acetate is limited. We may be unable to maintain arrangements with qualified outside contractors to manufacture materials at costs which are affordable to us, if at all.

     The production of peptides (such as pexiganan acetate and other magainins) is expensive relative to the production of traditional antibiotics. We are pursuing alternative manufacturing sources, including recombinant manufacturing, in order to improve the gross margins available to us on sales of pexiganan acetate. These programs, however, are at an early stage and will require significant expenditures over an extended period of time. Ultimately, we may be unable to develop a more cost-effective manufacturing process, and even if we develop a more cost-effective process, the FDA may not approve such a process.

     We have an arrangement with Abbott Laboratories initially providing for the purchase of approximately $10 million of bulk drug substance for pexiganan acetate. As FDA approval of pexiganan acetate has not occurred, we have recorded charges to research and development expense relating to this contract. No amounts have been paid under this arrangement to date, and payments are expected to be made in 1999 and 2000. Our prior development arrangement with Abbott provided for our issuance to Abbott of up to 500,000 shares of our Common Stock and the obligation to pay a royalty on any future sales of pexiganan acetate. Stock issuances by us to Abbott result in a charge to earnings, representing the fair value of the shares when issued. As of December 31, 1998, we had issued 250,000 shares of common stock to Abbott, including 125,000 shares issued during the year ended December 31, 1998. The issuance of such shares resulted in the recording of an earnings charge of $859,000 in 1998. Future stock issuances are related to the achievement by Abbott of contractual performance milestones.

     Our capital expenditure requirements will depend upon numerous factors, including the success of pexiganan acetate and the progress of our other research and development programs, the time and cost required to obtain regulatory approvals, our ability to enter into additional collaborative arrangements, the demand for products based on our technology, if and when such products are approved, and possible acquisitions of products, technologies and companies. We had no significant capital commitments as of December 31, 1998.

Year 2000

     We use computers in various aspects of our business, and are therefore exposed to Year 2000 ("Y2K") problems. In mid-1998, we initiated a compliance program with the following objectives:

     .  identifying potentially non-compliant internal systems;
     .  updating and/or replacing aging hardware;
     .  upgrading or updating software/network systems;
     .  assuring company-wide Y2K compliance;
     .  assessing third-party risks; and
     .  establishing contingency plans for any third-party risks identified.

     We have identified, through internal testing and discussions with significant vendors, that some administrative computers and software, as well as some laboratory systems used for research, are not Y2K compliant. In order to make these systems compliant, we have elected to replace hardware or upgrade software systems. We expect to have critical internal systems and computers Y2K compliant by November 1, 1999 at a cost of less than $100,000. Replacements and upgrades of certain computers and systems would likely have been considered independent of Y2K concerns.

     We are in the process of contacting significant vendors to determine the extent of third-party Y2K risks. Most third-parties have advised us that they will make every effort to be compliant prior to December 31, 1999; however, no assurances could be given. We have important third-party relationships with sales and marketing partners, manufacturers and clinical study administrators. None of our contracts with these vendors address Y2K problems or their remediation or prevention, and no assurances of compliance can be given by these parties. We will assess contingency plans if any significant risks are identified. Necessary contingency plans or remedies could be expensive.

     In a worst case scenario, we could experience delays in receiving R&D supplies, commercial supplies and accessing data on patients enrolled in clinical studies. These delays could slow commercialization efforts and research and development programs, or impact our ability to effectively manage and monitor these programs. Our Y2K compliance program is expected to reduce our level of uncertainty about internal Y2K problems and, in addition, about the Y2K compliance and readiness of significant third-parties with which we conduct business.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is set forth beginning on page F-1 hereof in the Table of Contents for PART II--Financial Information.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Richard A. Eisner & Company, LLP served as our independent accountants from our inception in June 1987 through 1998. In January 1999 we replaced Richard A. Eisner & Company, LLP with KPMG LLP. The replacement of Richard A. Eisner & Company, LLP and the engagement of KPMG LLP was approved by the Audit Committee of the Board of Directors. We filed a Current Report on Form 8-K disclosing this change in January 1999.

                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by this item concerning directors is incorporated herein by reference from our Proxy Statement for the 1999 Annual Meeting of Shareholders. Set forth in Part I--Item 1 is the information required by this item concerning executive officers.

ITEM 11.  EXECUTIVE COMPENSATION

     Information required by this item is incorporated herein by reference from our Proxy Statement for the 1999 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this item is incorporated herein by reference from our Proxy Statement for the 1999 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


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



3.1        Restated Certificate of Incorporation of the Registrant (Exhibit
           3.1)(1)

3.2 Certificate of Amendment of Restated Certificate of Incorporation of the Registrant (Exhibit 3.2)(13)

3.3        By-laws of the Registrant (Exhibit 3.2)(2)

4.1 Specimen copy of stock certificate for shares of Common Stock of the Registrant (Exhibit 4.1)(3)

10.1#      1990 Stock Option Plan of the Registrant (Exhibit 10.1)(2)

10.2#      1992 Stock Option Plan of the Registrant, as amended (4)

10.3#      Stock Option Agreement with Jay Moorin (Exhibit 10.24)(3)

10.4#      Amendment to Stock Option Agreement with Jay Moorin (Exhibit 10.4)(1)

10.5#      Form of Stock Option Agreement under Stock Option Plans (Exhibit
           4.6)(2)

10.6#      Employment Agreement with Jay Moorin (Exhibit 10.2)(2)

10.7#      Employment Agreement with Michael A. Zasloff, M.D., Ph.D. (Exhibit
           10.23)(3)

10.8# Amendment of Employment Agreement with Michael A. Zasloff, M.D., Ph.D. (Exhibit 10.9)(3)

10.9#      Employment Agreement with Michael R. Dougherty (Exhibit 10.26)(7)

10.10#     Employment Agreement with Roy C. Levitt, M.D. (Exhibit 10.24)(5)(9)

10.11#     Employment Agreement with Thomas J. Bigger (Exhibit 10.12)(13)

10.12#*    Employment Agreement with Kenneth J. Holroyd, M.D.

10.13#*    Consulting Agreement with Jay Moorin, dated August 3, 1998

10.14 Lease with respect to Plymouth Meeting, Pennsylvania offices and laboratories (Exhibit 10.16)(2)

10.15 Lease with respect to Plymouth Meeting, Pennsylvania office (Exhibit 10.13)(14)

10.16* Ammendment to lease with respect to Plymouth Meeting, Pennsylvania offices and laboratories

10.17 Patent License Agreement and Sponsored Research Agreement with The Children's Hospital of Philadelphia (Exhibit 10.15)(2)

10.18      License Agreement with Multiple Peptide Systems, Inc. (Exhibit
           10.12)(2)

10.19 Second Amendment to License Agreement with Multiple Peptide Systems, Inc. (Exhibit 10.30)(12)

10.20 Stock Issuance Agreement between Magainin Pharmaceuticals, Inc. and The Scripps Research Institute (Exhibit 10.2)(11)

10.21 Stock Issuance Agreement between Magainin Pharmaceuticals, Inc. and Houghten Pharmaceuticals, Inc. (Exhibit 10.1)(11)

10.22 Form of Credit Agreement, including form of Promissory Note and Warrant (Exhibit 10.22)(2)

10.23      Form of Amendment to Credit Agreement Warrant (Exhibit 10.18)(6)

10.24 Research and Development Agreement with Abbott Laboratories (Exhibit 10.23)(7)

10.25      Warrant Agreement with Abbott Laboratories (Exhibit 10.25)(7)

10.26 Manufacturing Agreement with Abbott Laboratories, dated October 4, 1995 (Exhibit 10.27)(5)(8)

10.27 Stock Issuance Agreement with Abbott Laboratories, dated October 4, 1995 (Exhibit 10.28)(5)(8)

10.28 Assignment Agreement between Magainin Pharmaceuticals Inc., Roy C. Levitt, M.D. and GeneQuest, Inc. (Exhibit 10.25)(5)(9)

10.29 Form of Purchase Agreement relating to the issuance by Magainin Pharmaceuticals, Inc. of units consisting of shares of Magainin Pharmaceuticals, Inc. Common Stock and warrants to purchase shares of Common Stock (Exhibit 10.1)(10)

10.30 Form of Warrant to purchase shares of Magainin Pharmaceuticals, Inc. Common Stock (Exhibit 10.2)(10)

10.31 Development, Supply and Distribution Agreement, effective as of February 12, 1997 with SmithKline Beecham Corporation (Exhibit 10.29)(5)(13)

10.32+ Collaborative Research and Option Agreement with Genentech, Inc., effective as of December 30, 1998 (15)

10.33+ Stock Purchase Agreement between Magainin Pharmaceuticals, Inc. and Genentech Inc., dated December 30, 1998

10.34+ Supply Agreement between Abbott Laboratories Inc. and Magainin Pharmaceuticals, Inc., effective January 1, 1999

10.35#     1998 Equity Compensation Plan (15)

10.36#*    Summary of Oral Agreements with Executive Officers

23*        Consent of KPMG LLP

24* Power of Attorney (included on signature page of this Annual Report on Form 10-K)

27*        Financial Data Schedule


Explanation of Footnotes to Listing of Exhibits

*    Filed herewith.

#    Compensation plans and arrangements for executives and others.

+    To be filed by amendment.

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

(4) Filed as Exhibit A to the Proxy Statement for the 1996 Annual Meeting of Stockholders.

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

(10) Filed as an Exhibit to Registration Statement (No. 333-09927) on Form S-3 filed with the Securities and Exchange Commission on August 9, 1996.

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

(14) Filed as an Exhibit to the Annual Report on Form 10-K for the year ended December 31, 1997, filed with the Securities and Exchange Commission on March 13, 1998.

(15) Filed as Exhibit A to the Proxy Statement for the 1998 Annual Meeting of Stockholders.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    MAGAININ PHARMACEUTICALS INC.


                                    By: /s/  Michael R. Dougherty
                                       -----------------------------------
                                       Michael R. Dougherty
                                       President, Chief Executive Officer,
                                       Chief Financial Officer and Director

Date:   March 1, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

     Each person whose signature appears below in so signing also makes, constitutes and appoints Michael Dougherty, President, Chief Executive Officer and Chief Financial Officer his true and lawful attorney-in-fact, in his name, place and stead to execute and cause to be filed with the Securities and Exchange Commission any or all amendments to this report.


          Signature                  TITLE                            DATE
          ---------                  -----                            ----

/s/ Zola P. Horovitz, Ph.D.      Chairman and Director             March 1, 1999
----------------------------
Zola P. Horovitz, Ph.D.


/s/ Bernard Canavan, M.D.        Director                          March 1, 1999
----------------------------
Bernard Canavan, M.D.

/s/ Michael R. Dougherty         President, Chief Executive        March 1, 1999
----------------------------
Michael R. Dougherty             Officer, Chief Financial
                                 Officer and Director (Principal
                                 Executive and Financial Officer)

/s/ Roy C. Levitt, M.D.          Executive Vice President, Chief   March 1, 1999
----------------------------
Roy C. Levitt, M.D.              Operating Officer and Director

/s/ Charles A. Sanders, M.D.     Director                          March 1, 1999
----------------------------
Charles A. Sanders, M.D.

/s/ Robert F. Shapiro            Director                          March 1, 1999
----------------------------
Robert F. Shapiro

/s/ James B. Wyngaarden, M.D     Director                          March 1, 1999
----------------------------
James B, Wyngaarden, M.D.

/s/ Michael A. Zasloff, M.D.     Vice Chairman, Executive Vice     March 1, 1999
----------------------------
Michael A. Zasloff, M.D., Ph.D.  President and Director

                         MAGAININ PHARMACEUTICALS INC.

                               TABLE OF CONTENTS

                        PART II--FINANCIAL INFORMATION


ITEM 8.  FINANCIAL STATEMENTS

                                                                       PAGE
                                                                       ----
Independent Auditors' Report                                            F-2
Balance Sheets                                                          F-3
Statements of Operations                                                F-4
Statements of Changes in Stockholders' Equity and Comprehensive Loss    F-5
Statements of Cash Flows                                                F-6
Notes to Financial Statements                                           F-7

                         INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Magainin Pharmaceuticals Inc.:

We have audited the accompanying balance sheets of Magainin Pharmaceuticals Inc. as of December 31, 1998 and 1997, and the related statements of operations, changes in stockholders' equity and comprehensive loss and cash flows for each of the years in the three-year period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Magainin Pharmaceuticals Inc. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.


KPMG LLP


Princeton, New Jersey
February 12, 1999

                         MAGAININ PHARMACEUTICALS INC.

                                BALANCE SHEETS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                   December 31,
                                                                                 ----------------
                                                                               1998           1997
                                                                               ----           ----
                                    ASSETS

Current assets:
  Cash and cash equivalents                                                 $   4,495     $     487
  Short-term investments                                                       18,376        38,574
  Prepaid expenses and other                                                      179           490
                                                                            ---------     ---------
          Total current assets                                                 23,050        39,551
Fixed assets, net                                                               2,765         2,824
Other assets                                                                       76            69
                                                                            ---------     ---------
          Total assets                                                      $  25,891     $  42,444
                                                                            =========     =========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                                     $   8,653     $   5,944
  Current portion of note payable                                               2,500           500
  Current potion of capital lease obligations                                      --            34
                                                                            ---------     ---------
          Total current liabilities                                            11,153         6,478
Note payable-long-term                                                             --         1,000
Deferred rent                                                                      58            96
                                                                            ---------     ---------
          Total liabilities                                                    11,211         7,574
                                                                            ---------     ---------

Commitments, contingencies and other matters

Stockholders' equity:
Preferred stock--$.001 par value; shares authorized--9,211;
  none issued
Common stock--$.002 par value; shares
  authorized--45,000; shares issued and outstanding--
  22,910 and 21,980, respectively                                                  46            44
Additional paid-in capital                                                    147,553       144,444
Accumulated other comprehensive income--unrealized gains
  on investments                                                                    9             6
Accumulated deficit                                                          (132,928)     (109,624)
                                                                            ---------     ---------
  Total stockholders' equity                                                   14,680        34,870
                                                                            ---------     ---------
    Total liabilities and stockholders' equity                              $  25,891     $  42,444
                                                                            =========     =========

                See accompanying notes to financial statements.

                         MAGAININ PHARMACEUTICALS INC.

                           STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                               Year Ended December 31,
                                               -----------------------
                                              1998       1997      1996
                                              ----       ----      ----
Contract Revenues                          $     --   $ 10,088   $    150

Costs and Expenses:
  Research and development                   21,456     22,875     22,326
  General and administrative                  3,292      3,246      3,488
  Charge for stock issuance relating to
    royalty buyout                               --         --      7,080
                                           --------   --------   --------
                                             24,748     26,121     32,894
                                           --------   --------   --------
Loss from operations                        (24,748)   (16,033)   (32,744)
Interest income                               1,640      1,770      2,172
Interest expense                               (196)      (118)       (48)
                                           --------   --------   --------
Net loss                                   $(23,304)  $(14,381)  $(30,620)
                                           --------   ========   ========

Net loss per share--basic and diluted      $  (1.05)  $  (0.73)  $  (1.71)
                                           ========   ========   ========
Weighted average shares outstanding          22,235     19,679     17,938
                                           ========   ========   ========

                See accompanying notes to financial statements.

                         MAGAININ PHARMACEUTICALS INC.

     STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS
                                (IN THOUSANDS)

                                                                             Accumulated
                                                                                Other                     Total
                                                Common Stock      Additional   Compre-                    Stock-
                                                ------------
                                               Number              Paid-in     hensive     Accumulated   holders
                                              of Shares  Amount    Capital     Income        Deficit      Equity
                                              ---------  ------  ----------  -----------   -----------   --------
Balance at January 1, 1996                       17,052     $34    $105,662        $ 120     $ (64,623)  $ 41,193
  Common stock issued pursuant to private
    placement                                     1,557       3      11,929           --            --     11,932
  Fair value of shares issued pursuant to
    royalty buyout                                  550       1       7,059           --            --      7,060
  Common stock issued, exercise of options
    and warrants                                    205       1         484           --            --        485
  Comprehensive loss
      Net loss                                       --      --          --           --       (30,620)   (30,620)
      Carrying value adjustment                      --      --          --         (107)           --       (107)
                                              ---------  ------  ----------  -----------   -----------   --------
  Total comprehensive loss                           --      --          --           --            --    (30,727)
                                              ---------  ------  ----------  -----------   -----------   --------

Balance at December 31, 1996                     19,364      39     125,134           13       (95,243)    29,943
  Common stock issued pursuant to public
    offering                                      2,587       5      19,167           --            --     19,172
  Common stock issued, exercise of options
    and warrants                                     29      --         143           --            --        143
  Comprehensive loss
      Net loss                                       --      --          --           --       (14,381)   (14,381)
      Carrying value adjustment                      --      --          --           (7)           --         (7)
                                              ---------  ------  ----------  -----------   -----------   --------
  Total comprehensive loss                           --      --          --           --            --    (14,388)
                                              ---------  ------  ----------  -----------   -----------   --------

Balance at December 31, 1997                     21,980      44     144,444            6      (109,624)    34,870
  Common stock issued pursuant to research
    and option agreement                            620       1       1,999           --            --      2,000
  Fair value of shares issued to contract
      manufacturer                                  125      --         859           --            --        859
  Common stock issued by/upon exercise of
      options, warrants and stock awards            185       1         251           --            --        252
  Comprehensive loss
      Net loss                                       --      --          --           --       (23,304)   (23,304)
      Carrying value adjustment                      --      --          --            3            --          3
                                              ---------  ------  ----------  -----------   -----------   --------
  Total comprehensive loss                           --      --          --           --            --    (23,301)
                                              ---------  ------  ----------  -----------   -----------   --------
Balance at December 31, 1998                     22,910     $46    $147,553        $   9     $(132,928)  $ 14,680
                                              =========  ======  ==========  ===========   ===========   ========

                See accompanying notes to financial statements.

                         MAGAININ PHARMACEUTICALS INC.

                           STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                         Year Ended December 31,
                                                         -----------------------
                                                        1998       1997       1996
                                                        ----        ----      ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                           $(23,304)  $(14,381)  $(30,620)
  Adjustments to reconcile loss to net cash
    used in operating activities:
    Fair value of stock, options and
      warrants issued                                     859         --      7,060
    Depreciation and amortization                       1,140        976        625
    Amortization of investment discounts/premiums        (782)      (752)      (718)
    Compensation expense under stock awards               114         --         --
  Changes in operating assets and liabilities:
    Prepaid expenses and other                            298        (29)        55
    Accounts payable and accrued expenses               2,709        799      1,065
    Deferred rent                                         (38)       (31)       (16)
                                                     --------   --------   --------
Net cash used in operating activities                 (19,004)   (13,418)   (22,549)
                                                     --------   --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of investments                             (45,317)   (72,313)   (27,301)
  Proceeds from maturities and sales of
    investments                                        66,300     65,752     38,430
  Capital expenditures                                 (1,081)    (1,294)    (1,655)
                                                     --------   --------   --------
Net cash provided by (used in) investing
  activities                                           19,902     (7,855)     9,474
                                                     --------   --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                           1,000        500      1,000
  Payments on capitalized equipment leases                (28)      (127)      (150)
  Proceeds from sale of stock and exercise of
    options and warrants                                2,138     19,315     12,417
                                                     --------   --------   --------
Net cash provided by financing activities               3,110     19,688     13,267
                                                     --------   --------   --------

Net increase (decrease) in cash and cash
  equivalents                                           4,008     (1,585)       192
Cash and cash equivalents at beginning of period          487      2,072      1,880
                                                     --------   --------   --------
Cash and cash equivalents at end of period           $  4,495   $    487   $  2,072
                                                     ========   ========   ========

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest             $    185   $    106   $     48
                                                     ========   ========   ========

                See accompanying notes to financial statements.

                         MAGAININ PHARMACEUTICALS INC.

                         NOTES TO FINANCIAL STATEMENTS



1.  THE COMPANY

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

The Company has not generated any revenues from product sales, and has funded operations primarily from the proceeds of public and private placements of securities. Substantial additional financing will be required by the Company to fund its continuing research and development activities. No assurance can be given that any such financing will be available when needed or that the Company's research and development efforts will be successful.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Investments - Investments purchased with a maturity of more than three months, and which mature less than twelve months from the balance sheet date, are classified as short-term investments. Long-term investments are those with maturities greater than twelve months from the balance sheet date. The Company generally holds investments to maturity, however, since the Company may, from time to time, sell securities to meet cash requirements, the Company classifies its investments as available-for-sale as defined by Statement of Financial Accounting Standards ("SFAS"), No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Available-for-sale securities are carried at market value with unrealized gains and losses reported as a separate component of stockholders' equity. Gross realized gains and losses on the sales of investment securities are determined on the specific identification method and are included in interest income.

Fixed Assets and Depreciation - Fixed assets are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets including: three (3) years for computers/software, five (5) years for laboratory and office equipment and seven (7) years for furniture and fixtures. Equipment under capital leases and leasehold improvements are amortized using the straight-line method over the term of the respective lease, or their estimated useful lives, whichever is shorter. Expenditures for maintenance and repairs are charged to expense as incurred.

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

Stock Based Compensation - The Company accounts for stock-based employee compensation under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Effective January 1, 1996, the Company adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation".

Income Taxes - The Company accounts for income taxes using the asset and liability method as prescribed by SFAS No. 109, "Accounting for Income Taxes". Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits which are not expected to be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period in which tax rate changes are enacted.

Loss Per Share - The Company calculates loss per share under the provisions of SFAS No. 128, "Earnings Per Share". SFAS No. 128 requires a dual presentation of "basic" and "diluted" loss per share on the face of the income statement. Basic loss per share is computed by dividing income (loss) by the weighted average number of shares of common stock outstanding during each period. Diluted loss per share includes the dilutive effect, if any, from the potential exercise or conversion of securities, such as stock options and warrants, which would result in the issuance of shares of common stock. Basic and diluted loss per share amounts are the same because the Company reported a loss for all periods presented.

Reclassification - Certain reclassifications have been made to prior years' financial statements to conform to the current year presentation.

Comprehensive Income - Effective January 1, 1998 the Company adopted SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for the reporting of comprehensive income and its components. Comprehensive income consists of reported net income or loss and "other comprehensive income" (i.e. other gains and losses affecting stockholders' equity that, under generally accepted accounting principals, are excluded from net income or loss as reported on the statement of operations). With regard to the Company, other comprehensive income consists of unrealized gains and losses on marketable securities. The adoption of SFAS No. 130 affects only the presentation of the Company's balance sheet, and does not affect the Company's reported results of operations or cash flows.

3.  INVESTMENTS

The Company invests in securities of the U.S. Treasury and U.S. Government agencies. Excess cash is invested on a short-term basis in U.S. government based money market funds. Unrealized gains at December 31, 1998 and 1997 total $9,000 and $6,000, respectively. The Company has not realized any losses on its investments.

4.  FIXED ASSETS

Fixed assets are stated at cost and are summarized as follows (in thousands):

                                                 December 31,   December 31,
                                                         1998           1997
                                                 ------------   ------------
Laboratory and office equipment                        $3,354         $3,147
Leasehold improvements                                  2,886          2,625
                                                 ------------   ------------
  Total                                                 6,240          5,772
Less accumulated depreciation and amortization         (3,475)        (2,948)
                                                 ------------   ------------
                                                       $2,765         $2,824
                                                 ============   ============

5.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following (in thousands):

                                                 December 31,   December 31,
                                                         1998           1997
                                                 ------------   ------------
Accounts payable                                       $  179         $  215
Clinical and regulatory costs                             448          1,197
Manufacturing development costs                         7,171          3,507
Preclinical costs                                         117            338
Professional fees                                         253            258
Other                                                     485            429
                                                 ------------   ------------
                                                       $8,653         $5,944
                                                 ============   ============

Accrued manufacturing development costs consist primarily of amounts related to various third-party manufacturing agreements.

6.  NOTE PAYABLE

The Company has entered into a credit arrangement with a commercial bank. Borrowings under this credit arrangement bear interest at rates ranging from 8.0% to 8.5%. As of December 31, 1998, the Company had borrowed $2,500,000 under this credit arrangement, including $1,000,000 borrowed in 1998. Any amounts outstanding under this credit arrangement shall become immediately due and payable under certain circumstances, including the failure by the Company to maintain certain minimum cash and investment balances, as well as certain financial ratios. Under the terms of the credit arrangement, the Company makes monthly interest-only payments with all principal due in May 1999. The Company's current intention is to refinance this loan prior to its maturity.

7.  STOCKHOLDERS' EQUITY

In May 1996, the Company increased the number of its authorized common shares to 45,000,000.

In August 1996, the Company completed a private placement of 1,556,763 shares of common stock, together with warrants as described below, with proceeds to the Company (after offering expenses) of approximately $11,932,000.

In September 1996, pursuant to a buyout of a royalty arrangement, the Company issued 550,000 shares of common stock with a fair value of $12.87 per share. In connection, therewith, the Company recorded a non-cash charge to earnings of $7,060,000.

In December 1997, the Company consummated a public offering of 2,587,500 shares of common stock with proceeds to the Company (after underwriting discounts and offering expenses) of approximately $19,172,000.

In January 1998, pursuant to an arrangement with a contract manufacturer, the Company issued to such manufacturer 125,000 shares of common stock with a fair value of $6.125 per share. In connection therewith, the Company recorded a non-cash charge to earnings of $859,000.

In December 1998, pursuant to a collaboration, the Company sold 620,540 shares of common stock to Genentech, Inc. ("Genentech"), with proceeds to the Company of approximately $2,000,000.

Warrants - Under a 1991 credit agreement with certain stockholders, the Company granted warrants to the lenders to purchase an aggregate of 250,000 shares of common stock at $8 per share. These warrants expire in 2001. At December 31, 1998, 229,739 of these warrants are outstanding.

In October 1994, pursuant to an arrangement with a contract manufacturer, the Company granted to such manufacturer a warrant to purchase 300,000 shares of common stock at $7.50 per share. The warrant expires in 1999.

In connection with its August 1996 private placement, the Company issued common stock, together with warrants to purchase 1,011,896 shares of the Company's common stock. The warrants contain provisions to decrease the exercise price, and increase shares, under certain circumstances. Such circumstances include the issuance of shares of common stock by the Company for a consideration per share less than the exercise price of the warrants, and the issuance by the Company of securities convertible into shares of common stock for which the exercise or conversion price is less than the exercise price of the warrants. The warrant holders also have a one-time right, in the event the average price of the company's common stock in any month prior to August 1999 falls below a certain level, to reduce the exercise price of the warrant to 110% of such average price. Warrants to purchase 1,030,905 shares of common stock at prices ranging from $5.99 to $8.31 per share are currently exerciseable.

Stock option plans - In May 1991, the stockholders approved the 1990 Stock Option Plan (the "1990 Plan") which provides for the granting of options for the purchase of up to 160,000 shares of common stock. In May 1996, the stockholders approved the amended 1992 Stock Option Plan (the "1992 Plan") which provides for the granting of options for the purchase of up to 2,500,000 shares of common stock. In May 1998, the stockholders approved the 1998 Equity Compensation Plan (the "1998 Plan") which provides for the granting of options, and stock awards, of up to 1,500,000 shares of common stock.

The plans provide for the granting of incentive stock options and nonqualified stock options and are administered by a committee of the Board of Directors. The committee has the authority to determine the term during which an option may be exercised (provided that no option may have a term of more than 10 years), the exercise price of an option and the rate at which options may be exercised. Incentive stock options may be granted only to employees of the Company. Nonqualified stock options may be granted to employees, directors or consultants of the Company. For nonqualified stock options under the 1992 and 1998 Plans and incentive stock options, the exercise price can not be less than the fair market value of the underlying common stock on the date of the grant.

In addition to the shares of common stock issuable upon exercise of options granted under the Company's stock option plans, 596,625 shares of common stock are issuable upon exercise of outstanding options granted pursuant to written agreements. The exercise price for these options was set by the Board of Directors, or a committee designated by the Board, based upon an evaluation of the fair market value of the Company's common stock on the date of grant.

A summary of the status of the Company's stock options as of December 31, 1998, 1997 and 1996, and changes during the years ended on those dates, is presented below (in thousands, except per share data):

                                              1998                              1997                               1996
                                   ---------------------------        ---------------------------        ---------------------------
                                                   WEIGHTED                           WEIGHTED                          WEIGHTED
                                      SHARES        AVERAGE              SHARES        AVERAGE             SHARES        AVERAGE
                                                   EXERCISE                           EXERCISE                          EXERCISE
OPTIONS                                              PRICE                              PRICE                             PRICE
-------                                              -----                              -----                             -----
Outstanding at beginning of year      2,974         $ 6.33               2,466         $ 6.07               2,048        $ 3.97
Granted                                 976         $ 4.29                 576         $ 7.51                 782        $10.56
Exercised                              (176)        $ 0.78                 (29)        $ 4.91                (196)       $ 2.56
Forfeited                              (186)        $ 8.40                 (39)        $ 8.46                (168)       $ 5.01
                                      -----                              -----                              -----
Outstanding at end of year            3,588         $ 5.94               2,974         $ 6.33               2,466        $ 6.07
Exercisable at end of year            2,022         $ 5.76               1,586         $ 4.29               1,203        $ 3.00

The following table summarizes information about stock options outstanding and exercisable as of December 31, 1998 (in thousands, except per share data):

                                           OPTIONS                                       OPTIONS
                                         OUTSTANDING                                   EXERCISABLE
                         -------------------------------------------------    ------------------------------
                           SHARES        WEIGHTED AVERAGE        WEIGHTED        SHARES            WEIGHTED
   RANGE OF              OUTSTANDING        REMAINING             AVERAGE     EXERCISABLE           AVERAGE
EXERCISE PRICES          AT 12/31/98     CONTRACTUAL LIFE        EXERCISE     AT 12/31/98          EXERCISE
                                                                  PRICE                             PRICE
$.002 - $.40                    8             2 Years               $ 0.35              8             $ 0.35
$2.00 - $3.75               1,523             6 Years               $ 2.88            983             $ 2.68
$4.63 - $8.25               1,212             8 Years               $ 6.65            499             $ 6.88
$9.13 - $11.63                830             7 Years               $10.37            517             $10.30
$16.75                         15             5 Years               $16.75             15             $16.75
                            -----            --------               ------          -----             ------
$.002 - $16.75              3,588             7 Years               $ 5.94          2,022             $ 5.76

The Company applies APB Opinion 25 and related Interpretations in accounting for options. Accordingly, no compensation cost has been recognized for employee stock option grants. Had compensation cost for employee stock option grants been determined based on the fair value at the grant dates for awards consistent with the method of SFAS No. 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below (in thousands, except per share data):

                                          1998           1997           1996
                                        --------       --------       --------
Net loss                 As reported    $(23,304)      $(14,381)      $(30,620)
                         Pro forma      $(26,208)      $(16,649)      $(31,816)

Net loss per share       As reported    $  (1.05)      $  (0.73)      $  (1.71)
- basic and diluted      Pro forma      $  (1.18)      $  (0.85)      $  (1.77)

The resulting effect on pro forma loss and pro forma loss per share disclosed above is not likely to be representative of the effects on a pro forma basis in future years, because 1998, 1997 and 1996 pro forma results include the impact of only four, three and two years, respectively, of grants and related vesting, while subsequent years will include additional years of grants and vesting. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                            1998         1997           1996
                                            ----         ----           ----
Range of risk free interest rates       4.4% - 5.7%   5.8% - 6.6%   6.1% - 6.8%

Dividend yield                               0%            0%            0%

Volatility factor                           78%           75%           79%

Expected life of options (in years)          6             6             6

Weighted-average fair value              $3.04         $5.31         $7.54
of options granted during the year

The 1998 Plan also provides for the issuance of common stock awards, up to a maximum of 375,000 shares. Such awards shall be made subject to such performance requirements, vesting provisions, transfer restrictions or other restrictions and conditions as the Compensation Committee may determine. A total of 146,000 shares have been awarded under the 1998 Plan, vesting over a four year period beginning in 1999. The cost of these awards will be recognized as expense over the vesting period. As of December 31, 1998, no shares have been issued under this program.

8.  INCOME TAXES

As of December 31, 1998 the Company had approximately $116.4 million of net operating loss ("NOL") carry-forwards for federal income tax purposes (expiring in years 2003 through 2018). In addition, the Company had NOL carry-forwards for state income tax purposes of approximately $58.1 million (expiring in years 1999 through 2001). Pennsylvania has a $1 million annual limitation on the utilization of NOL carry-forwards, thus the Company is not likely to utilize most of its state NOL carry-forwards. The Company also had approximately $7.4 million of research and development tax credits carryforwards available to offset future federal income tax liability (expiring in years 2005 through 2018). The NOL carryforward differs from the accumulated deficit principally due to differences in the recognition of certain expenses between financial and federal tax reporting.

Under the Tax Reform Act of 1986, the utilization of a corporation's NOL carryforward and research and development tax credits are limited following a change in ownership of greater than 50% within a three year period. Due to the Company's prior equity transactions, the Company's net operating loss and tax credit carryforwards may be subject to an annual limitation generally determined by multiplying the market value of the Company on the date of the ownership change by the federal long-term tax exempt rate. Any amount exceeding the annual limitation may be carried forward to future years for the balance of the NOL and tax credit carryforward period.

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Due to the uncertainty of the Company's ability to realize the benefit of the deferred tax asset, the deferred tax assets are fully offset by a valuation allowance at December 31, 1998 and 1997. The net change in the valuation allowance for deferred tax assets at December 31, 1998 and 1997 was an increase of $12.0 million and an increase of $11.8 million, respectively.

Significant components of the net deferred tax assets as of December 31, 1998 and 1997 consists of the following (in thousands):

Deferred tax assets:                        1998                1997
                                      ----------          ----------
Net operating losses                    $ 46,534            $ 37,091
Research credits                           7,395               5,675
Capitalized research and development       2,748               2,936
Accrued expenses and other                 3,247               2,190
Depreciation                                 372                 414
                                      ----------          ----------
                                          60,296              48,306

Valuation allowance                     $(60,296)           $(48,306)
                                      ----------          ----------
     Deferred tax assets, net           $      0            $      0
                                      ==========          ==========

9.  COLLABORATIVE AGREEMENTS

In February 1997, the Company entered into a development, supply and distribution agreement (the "SmithKline Agreement") in North America with SmithKline Beecham ("SmithKline") for pexiganan acetate. SmithKline has paid the Company $10.0 million under this agreement, and may make additional payments to Magainin of up to $22.5 million, upon the occurrence of certain product milestones. SmithKline will also fund a percentage of any development expenses for any additional indications for pexiganan acetate. Upon the commencement of commercial sales by SmithKline, Magainin will be responsible for the supply of pexiganan acetate and SmithKline will be responsible for the marketing and sale of pexiganan acetate. Magainin will receive certain percentages of SmithKline sales revenues under agreed upon terms. The SmithKline Agreement gives SmithKline the right to negotiate for rights to another Magainin product development candidate, under certain terms and conditions. The SmithKline Agreement also gives SmithKline the right to terminate the arrangement on a country-by-country basis if SmithKline determines it is not economical to distribute pexiganan acetate in those areas.

In December 1998, the Company entered into a collaborative research and option agreement with Genentech Inc. relating to a protein therapeutic in asthma. Under this agreement, Genentech will be provided access to a therapeutic target (IL9), which is in Magainin's proprietary asthma gene database, and the companies will conduct a collaborative program to evaluate the utility of a blocking antibody to IL9 in suppressing the asthmatic response. Under this collaboration, Genentech made an initial equity investment in Magainin of $2.0 million, and has an option to enter into a development and commercialization agreement with the Company. Any such development and commercialization agreement could provide for payments to the Company of up to $35.0 million, upon terms to be negotiated, and royalty payments on sales of products developed by Genentech in the field.

In August 1994, the Company entered into a collaboration in the nutritional field with Abbott Laboratories ("Abbott"). The Company recorded revenue of $0, $88,000, $150,000 in the years ended December 31, 1998, 1997 and 1996, respectively, under this arrangement. This agreement has expired.

The Company has rights under license agreements to certain patents and patent applications under which the Company expects to owe royalties on sales of any products which are covered by issued patent claims. Additionally, certain of these agreements also provide that if the Company elects not to pursue the commercial development of any licensed technology, or does not adhere to an acceptable schedule of commercialization, then the Company's exclusive rights to such technology would terminate. We also fund research at certain institutions, and these relationships may provide us with an option to license any results of the research.

10.  401(K) PLAN

The Company maintains a 401(k) retirement plan available to all full-time, eligible employees. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under federal tax regulations. The Company, at its discretion, may make certain contributions to the plan. No such contributions have been made through December 31, 1998.

11.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosures of estimated fair value were determined by management, using available market information and valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair market value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments. The use of different market assumptions or estimation methodologies may have an effect on the estimated fair value amounts.

Cash equivalents, accounts payable, accrued expenses and investments are carried at amounts which reasonably approximate their fair values due to the short term nature of these instruments. The estimated fair value of the Company's note payable is estimated to be approximately equal to its carrying value of $2.5 million at December 31, 1998.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 1998. Although management is not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for the purposes of these financial statements since December 31, 1998, and current estimates of fair value may differ from the amounts presented herein.

12.  COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

RENT
----

The Company has entered into two operating leases for its laboratory and corporate office facilities. These leases provide for minimum annual rent payments through 2002 as follows (in thousands):

Year Ending December 31,

1999                        $  411
2000                           427
2001                           327
2002                           299
                            ------
                            $1,464

The leases provide for escalations relating to increases in real estate taxes and certain operating expenses.

Rent expense was approximately $394,000, $295,000 and $310,000, for the years ended December 31, 1998, 1997 and 1996, respectively.

MANUFACTURING
-------------

The Company has an arrangement with Abbott initially providing for the purchase of approximately $10.0 million of bulk drug substance for pexiganan acetate. As FDA approval of pexiganan acetate has not occurred, the Company has recorded charges to research and development expense related to this contract. No amounts have been paid under this arrangement to date, and payments are expected to be made in 1999 and 2000. The Company's prior development arrangement with Abbott provided for the issuance to Abbott of up to 500,000 shares of Magainin Common Stock and the obligation to pay a royalty on any future sales of pexiganan acetate. Stock issuances by the Company to Abbott result in a charge to earnings, representing the fair value of the shares when issued. As of December 31, 1998, the Company has issued 250,000 shares of common stock to Abbott, including 125,000 shares issued during the year ended December 31, 1998. The issuance of such shares resulted in the recording of an earnings charge of $859,000 in 1998. Future stock issuances are related to the achievement by Abbott of contractual performance milestones.

                                 EXHIBIT INDEX

     The Exhibits that have been filed herewith this Form 10-K are summarized as follows:

EXHIBIT NO.                        DESCRIPTION
-----------                        -----------

10.12          Employment Agreement with Kenneth J. Holroyd, M.D.

10.13          Consulting Agreement with Jay Moorin, dated August 3, 1998

10.16 Ammendment to lease with respect to Plymouth Meeting, Pennsylvania offices and laboratories

10.36          Summary of Oral Agreements with Executive Officers

23             Consent of KPMG LLP

24 Power of Attorney (included on signature page of this Annual Report on Form 10-K)

27             Financial Data Schedule

Explanation of Footnotes to Listing of Exhibits

* Portions of the Exhibit have been omitted and have been filed separately pursuant to an application for confidential treatment filed with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.