Form 10-K405/A
period 1998-12-31
MAGAININ PHARMACEUTICALS INC
filed 1999-03-19
CIK 880431

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K/A
                               (Amendment No.1)

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

     The purpose of Ammendment No. 1 is to file Exhibits 10.32, 10.33 and 10.34.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


Financial Statements

         The information required by this item was previously filed.

Financial Statement Schedules

         All schedules have been omitted because they are not applicable, or not required, or the information is shown in the Financial Statements or Notes thereto.

Reports on Form 8-K

         None.

Exhibits

     The following is a list of exhibits filed as part of this Amendment No. 1 on Form 10-K/A. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated parenthetically, together with a reference to the filing indicated by footnote.

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

10.7#      Employment Agreement with Michael A. Zasloff (Exhibit 10.23)(3)

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

10.16* Ammendment to lease with respect to Plymouth Meeting, Pennsylvania offices and laboratories

10.17 Patent License Agreement and Sponsored Research Agreement with The Children's Hospital of Philadelphia (Exhibit 10.15)(2)

10.18      License Agreement with Multiple Peptide Systems, Inc. (Exhibit
           10.12)(2)

10.19 Second Amendment to License Agreement with Multiple Peptide Systems, Inc. (Exhibit 10.30)(12)

10.20 Stock Issuance Agreement between Magainin Pharmaceuticals, Inc. and The Scripps Research Institute. (Exhibit 10.2)(11)

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

10.25      Warrant Agreement with Abbott Laboratories (Exhibit 10.25)(7)

10.26 Manufacturing Agreement with Abbott Laboratories, dated October 4, 1995 (Exhibit 10.27)(5)(8)

10.27 Stock Issuance Agreement with Abbott Laboratories, dated October 4, 1995 (Exhibit 10.28)(5)(8)

10.28 Assignment Agreement between Magainin Pharmaceuticals Inc., Roy C. Levitt, M.D. and GeneQuest, Inc. (Exhibit 10.25)(5)(9)

10.29 Form of Purchase Agreement relating to the issuance by Magainin Pharmaceuticals, Inc. of units consisting of shares of Magainin Pharmaceuticals, Inc. Common Stock and warrants to purchase shares of Common Stock. (Exhibit 10.1)(10)

10.30 Form of Warrant to purchase shares of Magainin Pharmaceuticals, Inc. Common Stock. (Exhibit 10.2)(10)

10.31 Development, Supply and Distribution Agreement, effective as of February 12, 1997 with SmithKline Beecham Corporation (Exhibit 10.29)(5)(13)

10.32+ Collaborative Research and Option Agreement with Genentech, Inc., effective as of December 30, 1998 (16)

10.33+ Stock Purchase Agreement between Magainin Pharmaceuticals, Inc. and Genentech Inc., dated December 30, 1998 (16)

10.34+ Supply Agreement between Abbott Laboratories Inc. and Magainin Pharmaceuticals, Inc., effective January 1, 1999 (16)

10.35#     1998 Equity Compensation Plan (15)

10.36#*    Form of stock award letter under 1998 Equity Compensation Plan

23*        Consent of KPMG LLP

24* Power of Attorney (included on signature page of this Annual Report on Form 10-K)

27*        Financial Data Schedule

Explanation of Footnotes to Listing of Exhibits

*      Previously filed.

#      Compensation plans and arrangements for executives and others.

+      Filed herewith.

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

(15) Filed as Exhibit A to the Proxy Statement for the 1998 Annual Meeting of Stockholders.

(16) Portions of the Exhibit have been omitted and have been filed separately pursuant to an application for confidential treatment filed with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   MAGAININ PHARMACEUTICALS INC.

                                   By: /s/  Michael R. Dougherty
                                       -----------------------------
                                       Michael R. Dougherty
                                       President, Chief Executive Officer,
                                       Chief Financial Officer and Director

Date: March 19, 1999

                                  EXHIBIT INDEX

     The Exhibits that have been filed herewith this Form 10-K/A are summarized as follows:

Exhibit No.            Description
-----------            -----------

10.32* Collaborative Research and Option Agreement with Genentech, Inc., effective as of December 30, 1998

10.33* Stock Purchase Agreement between Magainin Pharmaceuticals, Inc. and Genentech Inc., dated December 30, 1998

10.34* Supply Agreement between Abbott Laboratories Inc. and Magainin Pharmaceuticals, Inc., effective January 1, 1999



Explanation of Footnotes to Listing of Exhibits

* Portions of the Exhibit have been omitted and have been filed separately pursuant to an application for confidential treatment filed with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.