Form 10-Q
period 1999-03-31
MAGAININ PHARMACEUTICALS INC
filed 1999-05-14
CIK 880431

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)
    [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended March 31, 1999

                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from           to

                           Commission File No. 0-19651


                          Magainin Pharmaceuticals Inc.
             (Exact name of registrant as specified in its charter)


                   Delaware                                13-3445668
        (State or other jurisdiction of                   (IRS Employer
        incorporation or organization)               Identification Number)

               5110 Campus Drive
        Plymouth Meeting, Pennsylvania                        19462
   (Address of principal executive offices)                (ZIP Code)


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

                                 Yes  [X]  No  [   ]

     The number of outstanding shares of the Registrant's Common Stock, par value $.002 per share, on May 1, 1999 was 22,911,616.


                                         MAGAININ PHARMACEUTICALS INC.

                                              INDEX TO FORM 10-Q

                                                                                                          PAGE
                                                                                                          ----
PART I  -  FINANCIAL INFORMATION

ITEM 1.    Financial Statements (unaudited)

           Balance Sheets as of March 31, 1999 and December 31, 1998 .....................................  2

           Statements of Operations for the three months ended March 31, 1999 and March 31, 1998 .........  3

           Statements of Cash Flows for the three months ended March 31, 1999 and March 31, 1998 .........  4

           Notes to Financial Statements .................................................................  5

ITEM 2.    Management's Discussion and Analysis of Results of Operations and Financial Condition .........  8

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk .................................... 12

PART II -  OTHER INFORMATION ............................................................................. 13


                                             MAGAININ PHARMACEUTICALS INC.

                                                     BALANCE SHEETS
                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                    MARCH 31, 1999   DECEMBER 31, 1998
                                                                                    --------------   -----------------
                                                                                     (UNAUDITED)
                                                         ASSETS
Current assets:
   Cash and cash equivalents ..................................................      $      2,997      $      4,495
   Short-term investments .....................................................            15,912            18,376
   Prepaid expenses and other .................................................               297               179
                                                                                     ------------      ------------

     Total current assets .....................................................            19,206            23,050

Fixed assets, net .............................................................             2,521             2,765
Other assets ..................................................................                71                76
                                                                                     ------------      ------------

       Total assets ...........................................................      $     21,798      $     25,891
                                                                                     ============      ============

                                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses ......................................      $      7,664      $      8,653
   Note payable ...............................................................             2,500             2,500
                                                                                     ------------      ------------

     Total current liabilities ................................................            10,164            11,153

Deferred rent .................................................................                44                58
                                                                                     ------------      ------------

       Total liabilities ......................................................            10,208            11,211
                                                                                     ------------      ------------

Commitments, contingencies and other matters

Stockholders' equity:
Preferred stock--$.001 par value; shares authorized--9,211; none issued .......                --                --
Common stock--$.002 par value; shares authorized--45,000; shares issued and outstanding--22,912 and 22,910, at March 31, 1999 and December 31,
   respectively ...............................................................                46                46
Additional paid-in capital ....................................................           147,619           147,553
Accumulated other comprehensive income--unrealized gains on investments .......                 2                 9
Accumulated deficit ...........................................................          (136,077)         (132,928)
                                                                                     ------------      ------------

     Total stockholders' equity ...............................................            11,590            14,680
                                                                                     ------------      ------------

       Total liabilities and stockholders' equity .............................      $     21,798      $     25,891
                                                                                     ============      ============


                                    See accompanying notes to financial statements.


                                 MAGAININ PHARMACEUTICALS INC.

                                    STATEMENTS OF OPERATIONS
                                          (UNAUDITED)
                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                             ---------------------------------
                                                                 1999                1998
                                                             ------------         ------------

Revenues ...............................................     $         --         $         --

Costs and expenses:
   Research and development ............................            2,459                6,220
   General and administrative ..........................              862                  910
                                                             ------------         ------------
                                                                    3,321                7,130
                                                             ------------         ------------
Loss from operations ...................................           (3,321)              (7,130)
Interest income ........................................              225                  514
Interest expense .......................................              (53)                 (34)
                                                             ------------         ------------

Net loss ...............................................     $     (3,149)        $     (6,650)
                                                             ============         ============

Net loss per share--basic and diluted ..................     $      (0.14)        $      (0.30)
                                                             ============         ============

Weighted average shares outstanding ....................           22,912               22,093
                                                             ============         ============


                        See accompanying notes to financial statements.


                                         MAGAININ PHARMACEUTICALS INC.

                                           STATEMENTS OF CASH FLOWS
                                                  (UNAUDITED)
                                                (IN THOUSANDS)

                                                                                     THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                 ----------------------------
                                                                                      1999              1998
                                                                                 ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss ..................................................................   $     (3,149)   $     (6,650)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Fair value of stock, options and warrants issued ........................             --             859
     Depreciation and amortization ...........................................            272             271
     Amortization of investment discounts/premiums ...........................           (155)           (186)
     Compensation expense under stock and option awards ......................             66              --
   Changes in operating assets and liabilities:
     Prepaid expenses and other assets .......................................           (113)           (106)
     Accounts payable and accrued expenses ...................................           (989)           (351)
     Deferred rent ...........................................................            (14)             (9)
                                                                                 ------------    ------------

Net cash used in operating activities ........................................         (4,082)         (6,172)
                                                                                 ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of investments ...................................................         (7,888)         (8,385)
   Proceeds from maturities and sales of investments .........................         10,500          14,150
   Capital expenditures ......................................................            (28)           (548)
                                                                                 ------------    ------------

Net cash provided by investing activities ....................................          2,584           5,217
                                                                                 ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from notes payable ...............................................             --             500
   Payments on capitalized equipment leases ..................................             --             (12)
                                                                                 ------------    ------------

Net cash provided by financing activities ....................................             --             488
                                                                                 ------------    ------------

Net increase (decrease) in cash and cash equivalents .........................         (1,498)           (467)
Cash and cash equivalents at beginning of period .............................          4,495             487
                                                                                 ------------    ------------

Cash and cash equivalents at end of period ...................................   $      2,997    $         20
                                                                                 ============    ============

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest .....................................   $         50    $         33
                                                                                 ============    ============


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

     The Company has submitted a New Drug Application ("NDA") with the United States Food and Drug Administration ("FDA") for its lead product development candidate, LOCILEX(TM) Cream (formerly referred to as pexiganan acetate), a topical cream antibiotic intended for the treatment of infection in diabetic foot ulcers. In March 1999, the Anti-Infectives Drug Advisory Committee of the FDA, by a vote of 7 to 4, declined to recommend approval for LOCILEX(TM) Cream. The Company is also conducting research on an aminosterol class of compounds. One such compound, squalamine, is currently being evaluated in Phase I clinical testing in cancer. The Company conducts additional research efforts in the genomics of asthma.

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


2.   BASIS OF PRESENTATION

     The accompanying financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The December 31, 1998 balance sheet was derived from audited financial statements, however, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The Company believes that the financial statements include all adjustments of a normal and recurring nature necessary to present fairly the results of operations, financial position, changes in stockholders' equity and cash flows for the periods presented. Results of operations for interim periods are not necessarily indicative of those to be achieved for full fiscal years. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. There have been no material changes in accounting policies from those stated in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.


3.   NOTE PAYABLE

     The Company maintains a $2,500,000 credit arrangement with a commercial bank. Under the terms of this arrangement, the Company makes monthly interest-only payments at a rate of 7.45%, and principal is due at the discretion of the bank, no later than December 31, 2000. The Company is required to maintain investments at the bank in an amount equal to the loan.

5.   STOCKHOLDERS' EQUITY

     The changes in stockholders' equity from December 31, 1998 to March 31, 1999 are summarized as follows (in thousands):

                                                                            ACCUMULATED
                                             COMMON STOCK                      OTHER                   TOTAL
                                           -----------------  ADDITIONAL      COMPRE-                  STOCK-
                                            NUMBER             PAID-IN        HENSIVE    ACCUMULATED   HOLDERS
                                           OF SHARES  AMOUNT   CAPITAL        INCOME       DEFICIT     EQUITY
                                           ---------  ------  ----------    -----------  -----------   -------

Balance at December 31, 1998 ...........    22,910    $  46     $147,553      $    9     $(132,928)    $14,680
   Compensation expense under
     stock and options awards ..........         2        -           66           -             -          66
   Comprehensive loss
         Net loss ......................         -        -            -           -        (3,149)     (3,149)
         Carrying value adjustment .....         -        -            -          (7)            -          (7)
                                                                                                       -------
   Total comprehensive loss ............         -        -            -           -             -      (3,156)
                                                                                                       -------

Balance at March 31, 1999 ..............    22,912    $  46     $147,619      $    2     $(136,077)    $11,590
                                            ======    =====     ========      ======     =========     =======


5.   MANUFACTURING AGREEMENT

     The Company has an arrangement with Abbott initially providing for the purchase of approximately $10 million of bulk drug substance for LOCILEX(TM) Cream. As FDA approval of LOCILEX(TM) Cream has not occurred, the Company has recorded charges to research and development expense related to this contract. In March 1999, $656,000 was paid under this arrangement, and additional payments are expected to be made in 1999 and 2000. The Company's prior development arrangement with Abbott provided for the issuance to Abbott of up to 500,000 shares of Magainin Common Stock and the obligation to pay a royalty on any future sales of LOCILEX(TM) Cream. Stock issuances by the Company to Abbott result in a charge to earnings, representing the fair value of the shares when issued. As of March 31, 1999, the Company has issued 250,000 shares of common stock to Abbott, including 125,000 shares issued during the three months ended March 31, 1998. The issuance of such shares resulted in the recording of an earnings charge of $859,000 in the three months ended March 31, 1998. Future stock issuances are related to the achievement by Abbott of contractual performance milestones.


6.   COLLABORATIVE AGREEMENT

     In February 1997, the Company entered into a development, supply and distribution agreement (the "SmithKline Agreement") in North America with SmithKline Beecham ("SmithKline") for LOCILEX(TM) Cream. SmithKline has paid the Company $10.0 million under this agreement, and may make additional payments to Magainin of up to $22.5 million, upon the occurrence of certain product milestones. SmithKline will also fund a percentage of any development expenses for any additional indications for LOCILEX(TM) Cream. Upon the commencement of commercial sales by SmithKline, Magainin will be responsible for the supply of LOCILEX(TM) Cream and SmithKline will be responsible for the marketing and sale of LOCILEX(TM) Cream. Magainin will receive certain percentages of SmithKline sales revenues under agreed upon terms. The SmithKline Agreement gives SmithKline the right to negotiate for rights to another Magainin product development candidate, under certain terms and conditions. The SmithKline Agreement also gives SmithKline the right to terminate the arrangement on a country-by-country basis if SmithKline determines it is not economical to distribute LOCILEX(TM) Cream in those areas.

     In December 1998, the Company entered into a collaborative research and option agreement with Genentech Inc. relating to a protein therapeutic in asthma. Under this agreement, Genentech will be provided access to a therapeutic target (IL9), which is in Magainin's proprietary asthma gene database, and the companies will conduct a collaborative program to evaluate the utility of a blocking antibody to IL9 in suppressing the asthmatic response. Under this collaboration, Genentech made an initial equity investment in the Company of $2.0 million, and has an option to enter into a development and commercialization agreement with the Company. Any such development and commercialization agreement could provide for payments to the Company of up to $35.0 million, upon terms to be negotiated, and royalty payments on sales of products developed by Genentech in the field.

     The Company has rights under license agreements to certain patents and patent applications under which the Company expects to owe royalties on sales of any products which are covered by issued patent claims. Additionally, certain of these agreements also provide that if the Company elects not to pursue the commercial development of any licensed technology, or does not adhere to an acceptable schedule of commercialization, then the Company's exclusive rights to such technology would terminate. The Company also funds research at certain institutions, and these relationships may provide us with an option to license any results of the research.


7.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consist of the following (in thousands):

                                                     MARCH 31,     DECEMBER 31,
                                                        1999           1998
                                                    -----------    -----------
         Accounts payable ......................    $        99    $       179
         Clinical and regulatory costs .........            199            448
         Manufacturing development costs .......          6,489          7,171
         Preclinical costs .....................            197            117
         Professional fees .....................            235            253
         Other .................................            445            485
                                                    -----------    -----------
                                                    $     7,664    $     8,653
                                                    ===========    ===========

     Accrued manufacturing development costs consist primarily of amounts related to various third-party manufacturing agreements.

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

     THIS REPORT CONTAINS, IN ADDITION TO HISTORICAL INFORMATION, STATEMENTS BY US WITH REGARD TO OUR EXPECTATIONS AS TO FINANCIAL RESULTS AND OTHER ASPECTS OF OUR BUSINESS THAT INVOLVE RISKS AND UNCERTAINTIES AND MAY CONSTITUTE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH STATEMENTS REFLECT MANAGEMENT'S CURRENT VIEWS AND ARE BASED ON CERTAIN ASSUMPTIONS. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED AS A RESULT OF A NUMBER OF FACTORS, INCLUDING, BUT NOT LIMITED TO, THE RISKS AND UNCERTAINTIES DISCUSSED IN THIS REPORT, PARTICULARLY THOSE RELATED TO PRESENT OR ANTICIPATED SCIENTIFIC PROGRESS, DEVELOPMENT OF LOCILEX(TM) CREAM OR ANY OTHER POTENTIAL PHARMACEUTICAL PRODUCTS, FUTURE REVENUES, CAPITAL EXPENDITURES, MANUFACTURING, SALES AND MARKETING REQUIREMENTS AND CAPABILITIES, RESEARCH AND PHARMACEUTICAL PRODUCTS, REGULATORY APPROVALS, RESEARCH AND DEVELOPMENT, FUTURE FINANCINGS, COMPETITION, PROTECTION OF PATENTS AND PROPRIETARY INFORMATION, COLLABORATIOINS, PERSONNEL, THIRD-PARTY REIMBURSEMENT, YEAR 2000 READINESS AND STOCK PRICE THAT ARE DISCUSSED UNDER "RISK FACTORS" SET FORTH IN ITEM 1 OF THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1998 AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. GIVEN THESE UNCERTAINTIES, CURRENT OR PROSPECTIVE INVESTORS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON ANY SUCH FORWARD-LOOKING STATEMENTS. FURTHERMORE, THE COMPANY DISCLAIMS ANY OBLIGATION OR INTENT TO UPDATE ANY SUCH FACTORS OR FORWARD-LOOKING STATEMENTS TO REFLECT FUTURE EVENTS OR DEVELOPMENTS.


GENERAL

     We are a biopharmaceutical company engaged in the development of medicines for serious diseases. Our development efforts are focused on anti-infectives, oncology, and pulmonary and allergic disorders.

     LOCILEX(TM) Cream, a topical cream antibiotic is our lead product development candidate. We have completed two pivotal Phase III clinical trials of LOCILEX(TM) Cream for the treatment of infection in diabetic foot ulcers. These studies were designed as equivalence trials, with the goal of demonstrating that topically applied LOCILEX(TM) Cream is comparable to orally administered ofloxacin, A quinolone antibiotic indicated for the treatment of infection, including skin and soft tissue infections. In July 1998, we submitted a New Drug Application to the U.S. Food and Drug Administration based on the results of these trials.

     In March 1999, the Anti-Infectives Drug Advisory Committee of the FDA, by a vote of 7 to 4, declined to recommend approval for LOCILEX(TM) Cream. We are working with the FDA to resolve issues discussed by the Advisory Committee, and we expect in the future to be able to speak more specifically about our plans for LOCILEX(TM) Cream.

     The FDA generally follows the recommendations of its Advisory Committee in granting or withholding approval of NDA applications. As a result, we may not receive approval of LOCILEX(TM) Cream. The FDA may require us to conduct further clinical studies to secure approval. This would be expensive and time consuming, and we may not be able to conduct these studies. Even if the FDA does approve our product, they may place certain restrictive conditions on the approval that could affect the commercial viability of the product.

     We are also conducting research on an aminosterol class of compounds. One such compound, squalamine, is currently being evaluated in Phase I clinical testing in cancer. We are conducting additional research efforts in the genomics of asthma.

     Since commencing operations in 1988, we have not generated any revenue from product sales, and we have funded operations primarily from the proceeds of public and private placements of securities. We have incurred a loss in each year since our inception, and we expect to incur substantial additional losses for at least the next several years. We expect that losses will fluctuate from quarter to quarter, and that such fluctuations may be substantial. As such, results of operations for interim periods are not necessarily indicative of those to be achieved for full fiscal years. At March 31, 1999, our accumulated deficit was approximately $136.1 million.

RESULTS OF OPERATIONS

REVENUES

     We have received no revenues from product sales. Revenues recorded to date have consisted principally of revenues recognized under collaborations with corporate partners. We recorded revenue of $10,000,000 in 1997 reflecting the receipt of payments under the SmithKline Agreement entered into in February, 1997 for LOCILEX(TM) Cream. We do not expect to realize additional milestone revenues from our arrangement with SmithKline unless, and until, we receive FDA approval of LOCILEX(TM) Cream. However, we cannot be sure thAT the FDA will approve LOCILEX(TM) Cream. We have no other currently existing collaborations that will result in the realization OF research and development revenues.


RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses decreased in the first quarter of 1999 as compared to the same period a year ago due principally to reductions in manufacturing development costs and personnel expenses. The level of research and development expenses in future periods will depend principally upon the progress of our research programs. Expenses relating to the development of LOCILEX(TM) Cream may continue to be significant in future periods to the extent we continue to invest in manufacturing programs.


GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses consist principally of personnel costs and professional fees and have remained generally steady in the first quarter of 1999 as compared to the first quarter of 1998.


OTHER INCOME AND EXPENSE

     Interest income decreased in the three months ended March 31,1999 as compared to the same period of the prior year due to lower investment balances during this period. The increase in interest expense for the three months ended March 31, 1999, as compared to the same period of the prior year, is due to higher debt balances.


LOSS

     Over the next several years we expect to conduct significant research, pre-clinical development, clinical testing and manufacturing activities. We expect that these activities, together with projected general and administrative expenses, will result in continued and significant losses.


FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

     Cash and investments were $18,909,000 at March 31, 1999 as compared to $22,871,000 at December 31, 1998. The primary use of cash was to finance our operations.

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

     Capital expenditures amounted to $28,000 in the three months ended March 31, 1999, reflecting equipment purchases and improvements to our leased facilities.

     Accounts payable and accrued expenses decreased $989,000 to $7,664,000 at March 31, 1999, due principally to payments made under certain manufacturing development agreements related to LOCILEX(TM) Cream. Accounts payable and accrued expenses may fluctuate in future periods as we continue to accrue costs for and make payments for, the purchase of bulk drug substance for LOCILEX(TM) Cream.

     In March, 1999, we renegotiated our $2,500,000 credit arrangement with our commercial bank. Under the terms of this arrangement, we make monthly interest-only payments at a rate of 7.45%. Any amounts outstanding under this credit arrangement shall become immediately due and payable or may be collateralized under certain circumstances, including our failure to maintain certain minimum cash and investment balances, as well as certain financial ratios. Accordingly, we have classified this note payable as short-term.

     In February 1997, we entered into a development, supply and distribution agreement in North America with SmithKline for LOCILEX(TM) Cream. SmithKline has paid us $10,000,000 under this agreement, which we received in 1997. SmithKline may make additional payments to us of up to $22,500,000 upon the occurrence of certain product milestones. SmithKline will also fund a percentage of any development expenses for any additional indications for LOCILEX(TM) Cream. Upon the commencement of commercial sales by SmithKline, we will BE responsible for the supply of LOCILEX(TM) Cream and SmithKline will be responsible for the marketing and sales of LOCILEX(TM) Cream. We will receive certain percentages of SmithKline sales revenues under agreed upon terms. The SmithKline Agreement also gives SmithKline the right to negotiate for rights to another of our product development candidates, subject to certain terms and conditions. The SmithKline Agreement also gives SmithKline the right to terminate the arrangement on a country-by-country basis if SmithKline determines it is not economical to distribute LOCILEX(TM) Cream in such areas.

     In December 1998, we entered into a collaborative research and option agreement with Genentech relating to a protein therapeutic in asthma. Under this agreement, we will provide Genentech with access to a therapeutic target (IL9), that is in our proprietary asthma gene database, and we will jointly conduct a collaborative program to evaluate the utility of a blocking antibody to IL9 in suppressing the asthmatic response. Under this collaborative agreement, Genentech made an initial equity investment of $2,000,000 in our company, and has an option to enter into a future development and commercialization agreement with our company. Any such future development and commercialization agreement could provide for payments to us of up to $35,000,000, upon terms to be negotiated, and royalty payments on sales of products developed by Genentech in the field.

     Notwithstanding the Genentech agreement, we will need to raise substantial additional funds to continue our research and development programs and to commercialize potential products. If we are unable to raise such funds, we may be unable to complete our development activities for any of our proposed products, including LOCILEX(TM) Cream.

     We continue to explore alternative means of financing our operations and intend to seek additional funding through various sources, including:

     . public and private securities offerings;
     . collaborative, licensing and other arrangements with third parties; and . debt financing, such as bank loans.

     We currently do not have any commitments to obtain additional funds, and we may be unable to obtain sufficient funding in the future on acceptable terms. If we cannot obtain funding when needed, we may need to delay, scale back or eliminate research and development programs or enter into collaborations with third parties to commercialize potential products or technologies that we might otherwise seek to develop or commercialize ourselves, or seek other arrangements. This will result in lower consideration to us upon commercialization of such products than if we had entered into any arrangements, or if we had waited to enter into such arrangements were entered into at later stages in the product development process.

     We currently have neither the resources, facilities nor capabilities to manufacture any of our proposed products in the quantities and quality required for commercial sale. We have no current plans to establish a manufacturing facility. We depend upon contract manufacturers for commercial scale manufacturing of our proposed products in accordance with regulatory standards. This dependence may restrict our ability to develop and deliver products on a timely, profitable and competitive basis. Additionally, there are a limited number of companies that are capable of producing bulk peptides on the scale that we expect to require to commercialize LOCILEX(TM) Cream. We may be unable to maintain arrangements with qualified outside contractors to manufacture materials at costs that are affordable to us, if at all.

     The production of peptides (such as LOCILEX(TM) Cream and other magainins) is expensive relative to the production of traditional antibiotics. We are pursuing alternative manufacturing sources, including recombinant manufacturing, in order to improve the gross margins available to us on sales of LOCILEX(TM) Cream. These programs, however, are at an early stage and will require significant expenditures over an extended period of time. Ultimately, we may be unable to develop a more cost-effective manufacturing process, and even if we develop a more cost-effective process, the FDA may not approve such a process.

     We have an arrangement with Abbott Laboratories that initially provides for the purchase of approximately $10 million of bulk drug substance for LOCILEX(TM) Cream. Since FDA approval of LOCILEX(TM) Cream has not occurred, we have recorded charges to research and development expense relating to this contract. Through March 1999, we paid Abbott $656,000 under this arrangement, and we expect to make additional payments in the remainder of 1999 and 2000. Our prior development arrangement with Abbott provided for our issuance to Abbott of up to 500,000 shares of our Common Stock and the obligation to pay a royalty on any future sales of LOCILEX(TM) Cream. When we issued stock to Abbott we were required to record a charge to earnings representing the fair value of the shares when issued. As of March 31, 1999, we have issued 250,000 shares of common stock to Abbott, including 125,000 shares issued during the three months ended March 31, 1998. The issuance of such shares resulted in the recording of an earnings charge of $859,000 in the three months ended March 31, 1998. Future stock issuances are related to the achievement by Abbott of contractual performance milestones.

     Our capital expenditure requirements will depend upon numerous factors, including the success of LOCILEX(TM) Cream and the progress of our other research and development programs, the time and cost required to obtain regulatory approvals, our ability to enter into additional collaborative arrangements, the demand for products based on our technology, if and when such products are approved, and possible acquisitions of products, technologies and companies. We had no significant capital commitments as of March 31, 1999.

YEAR 2000

     We use computers in various aspects of our business and are therefore exposed to Year 2000 ("Y2K") problems. In mid-1998, we initiated a compliance program with the following objectives:

     . identifying potentially non-compliant internal systems;
     . updating and/or replacing aging hardware;
     . upgrading or updating software/network systems;
     . assuring company-wide Y2K compliance;
     . assessing third-party risks; and
     . establishing contingency plans for any third-party risks identified.

     We have identified, through internal testing and discussions with significant vendors, that some administrative computers and software, as well as some laboratory systems used for research, are not Y2K compliant. In order to make these systems compliant, we have elected to replace hardware or upgrade software systems. We expect to have critical internal systems and computers Y2K compliant by November 1, 1999 at a cost of less than $100,000. We would likely have been considered replacing and upgrading certain computers and systems independent of Y2K concerns.

     We are also in the process of contacting significant vendors to determine the extent of third-party Y2K risks. Most third-parties have advised us that they will make every effort to be compliant prior to December 31, 1999; however, these third-parties could not provide us with assurances that they will be compliant on a timely basis. We have important third-party relationships with sales and marketing partners, manufacturers and clinical study administrators. None of our contracts with these vendors address Y2K problems or their remediation or prevention, and these vendors are also unwilling to provide us with assurances of compliance. We will continue to monitor the progress of these third-party vendors and will adjust our contingency plans if any significant risks are identified. Necessary contingency plans or remedies could be expensive.

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


     ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     None

PART II - OTHER INFORMATION

     ITEM 1.      LEGAL PROCEEDINGS

     None

     ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS

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


                                         MAGAININ PHARMACEUTICALS INC.
                                                (REGISTRANT)



               DATE:  MAY 1, 1999        /s/ MICHAEL R. DOUGHERTY
                                         -----------------------------------
                                         MICHAEL R. DOUGHERTY
                                         PRESIDENT, CHIEF EXECUTIVE OFFICER
                                         AND CHIEF FINANCIAL OFFICER