Form 10-Q
period 1999-06-30
MAGAININ PHARMACEUTICALS INC
filed 1999-07-30
CIK 880431

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

(MARK ONE)
   [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the Quarterly Period ended June 30, 1999

                                       or

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

                            Yes  [X]  No  [ ]

  The number of outstanding shares of the Registrant's Common Stock, par value $.002 per share, on July 28, 1999 was 22,911,616.

                                 MAGAININ PHARMACEUTICALS INC.

                                     INDEX TO FORM 10-Q

                                                                                                                                Page
                                                                                                                                ----
Part I          Financial Information
Item 1.         Financial Statements (unaudited)
                Balance Sheets as of June 30, 1999 and December 31, 1998.......................................................... 2
                Statements of Operations for the three and six months ended June 30, 1999 and June 30, 1998....................... 3
                Statements of Cash Flows for the six months ended June 30, 1999 and June 30, 1998................................. 4
                Notes to Financial Statements..................................................................................... 5
Item 2.         Management's Discussion and Analysis of Results of Operations and Financial Condition............................. 8
Item 3.         Quantitative and Qualitative Disclosures about Market Risk........................................................19
Part II         Other Information.................................................................................................20

                         MAGAININ PHARMACEUTICALS INC.

                                BALANCE SHEETS
                    (In thousands, except per share amounts)

                                                                                 June 30, 1999   December 31, 1998
                                                                                 --------------  ------------------
                                                                                  (Unaudited)
                                                              ASSETS
Current assets:
 Cash and cash equivalents.......................................................... $     743           $   4,495
 Short-term investments (Note 3)....................................................    14,950              18,376
 Prepaid expenses and other.........................................................       198                 179
                                                                                     ---------           ---------
  Total current assets..............................................................    15,891              23,050
Fixed assets, net...................................................................     2,266               2,765
Other assets........................................................................       169                  76
                                                                                     ---------           ---------
   Total assets..................................................................... $  18,326           $  25,891
                                                                                     =========           =========

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued expenses (Note 7)..................................... $   8,024           $   8,653
 Note payable (Note 3)..............................................................     2,500               2,500
                                                                                     ---------           ---------
  Total current liabilities.........................................................    10,524              11,153
Deferred rent.......................................................................        59                  58
                                                                                     ---------           ---------
   Total liabilities................................................................    10,583              11,211
                                                                                     ---------           ---------
Commitments, contingencies and other matters
Stockholders' equity (Note 4):
Preferred stock--$.001 par value; shares authorized--9,211; none issued.............         -                   -
    Common stock--$.002 par value; shares authorized--45,000; shares issued and outstanding--22,912 and 22,910, at June 30, 1999 and December 31,
 respectively.......................................................................        46                  46
Additional paid-in capital..........................................................   147,646             147,553
Accumulated other comprehensive income--unrealized (loss) gain on investments.......        (8)                  9
Accumulated deficit.................................................................  (139,941)           (132,928)
                                                                                     ---------           ---------
  Total stockholders' equity........................................................     7,743              14,680
                                                                                     ---------           ---------
   Total liabilities and stockholders' equity....................................... $  18,326           $  25,891
                                                                                     =========           =========




                See accompanying notes to financial statements.

                         MAGAININ PHARMACEUTICALS INC.

                           STATEMENTS OF OPERATIONS
                                  (unaudited)
                   (in thousands, except per share amounts)

                                          Three Months Ended     Six Months Ended
                                               June 30,             June 30,
                                         --------------------  --------------------
                                            1999       1998      1999       1998
                                         ----------  --------  ---------  ---------
Revenues................................ $        -  $      -  $       -  $       -

Costs and expenses:
Research and development................      3,207     5,684      5,666     11,905
General and administrative..............        770       968      1,632      1,878
                                            -------    -------   -------   --------
                                              3,977      6,652     7,298     13,783
                                            -------    -------   -------   --------
Loss from operations.....................    (3,977)    (6,652)   (7,298)   (13,783)
Interest income..........................       163        429       388        944
Interest expense.........................       (50)       (50)     (103)       (84)
                                            -------    -------   -------   --------
Net loss................................. $  (3,864) $  (6,273) $ (7,013) $ (12,923)
                                            =======    =======   =======   ========
Net loss per share--basic and diluted.... $   (0.17) $   (0.28) $  (0.31) $   (0.58)
                                            =======    =======   =======   ========
Weighted average shares outstanding......    22,912     22,256    22,911     22,174
                                            =======    =======   =======   ========





                                See accompanying notes to financial statements.

                        MAGAININ PHARMACEUTICALS INC.
                           STATEMENTS OF CASH FLOWS
                                 (unaudited)
                                (In thousands)

                                                                                        Six Months Ended
                                                                                             June 30,
                                                                             -------------------------------------
                                                                                       1999           1998
                                                                                       ----           ----
Cash Flows From Operating Activities:
 Net loss.............................................................................  $ (7,013)  $(12,923)
 Adjustments to reconcile net loss to net cash used in operating activities:
  Fair value of stock, options and warrants issued....................................         -        859
  Depreciation and amortization.......................................................       535        598
  Amortization of investment discounts/premiums.......................................      (291)      (360)
  Compensation expense under stock and option awards..................................        93          -
 Changes in operating assets and liabilities:
  (Increase) decrease in prepaid expenses and other assets............................      (112)        36
  Increase (decrease) in accounts payable and accrued expenses........................      (629)     1,022
  Increase (decrease) in deferred rent................................................         1        (19)
                                                                                        --------   --------
Net cash used in operating activities.................................................    (7,416)   (10,787)
                                                                                        --------   --------

Cash Flows From Investing Activities:
 Purchase of investments..............................................................   (17,300)   (22,644)
 Proceeds from maturities and sales of investments....................................    21,000     33,900
 Capital expenditures.................................................................       (36)      (913)
                                                                                        --------   --------
Net cash provided by investing activities.............................................     3,664     10,343
                                                                                        --------   --------

Cash Flows From Financing Activities:
 Payment of notes payable.............................................................    (2,500)
 Proceeds from notes payable..........................................................     2,500      1,000
 Payments on capitalized equipment leases.............................................         -        (28)
 Proceeds from sale of stock and exercise of options and warrants.....................         -        127
                                                                                        --------   --------
Net cash provided by financing activities.............................................         -      1,099
                                                                                        --------   --------
Net increase (decrease) in cash and cash equivalents..................................    (3,752)       655
Cash and cash equivalents at beginning of period......................................     4,495        487
                                                                                        --------   --------
Cash and cash equivalents at end of period............................................  $    743   $  1,142
                                                                                        ========   ========

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest..............................................  $     99   $     80
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


  The Company announced on July 26, 1999 that it has received notification from the U.S. Food and Drug Administration (FDA) that its New Drug Application (NDA) for its lead product candidate, LOCILEX(TM) Cream (formerly referred to as pexiganan acetate), has been deemed not approvable. (See "Risk Factors" in "Management's Discussion and Analysis of Results of Operations and Financial Condition")

  The Company is conducting research on an aminosterol class of compounds. One such compound, squalamine, is currently being evaluated in Phase II clinical testing in patients with non-small cell lung cancer. The Company conducts additional research efforts in the genomics of asthma.

  The Company has not generated any revenues from product sales, and has funded operations primarily from the proceeds of public and private placements of securities. Substantial additional financing will be required by the Company in the near term to fund its continuing research and development activities. No assurance can be given that any such financing will be available when needed or that the Company's research and development efforts will be successful. (See "Risk Factors" section, "If We Do Not Raise Additional Capital in the Near Term, We May Not Be Able to Continue Our Research and Development Programs and May Never Commercialize Any Products")

2.    Basis of Presentation

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

3.    Note Payable

  The Company refinanced its $2,500,000 note payable in the second quarter of 1999. Under the terms of this arrangement, the Company makes monthly interest-only payments at a rate of 7.375%, with principal due in June 2000. The Company maintains investments of $2,750,000 at the bank as collateral for the note payable.

4.    Stockholders' Equity

  The changes in stockholders' equity from December 31, 1998 to June 30, 1999 are summarized as follows (in thousands):

                                                                  Accumulated
                                                                     Other                      Total
                                     Common Stock     Additional    Compre-                    Stock-
                                   -----------------
                                    Number             Paid-in      hensive     Accumulated   holders'
                                   of Shares  Amount   Capital       Income       Deficit      Equity
                                   ---------  ------  ----------  ------------  ------------  ---------
Balance at December 31, 1998......    22,910     $46    $147,553         $  9     $(132,928)   $14,680
 Exercise of stock options, and
  compensation expense under
  stock and options awards........         2       -          93            -             -         93
 Comprehensive loss
     Net loss.....................         -       -           -            -        (7,013)    (7,013)
     Carrying value adjustment....         -       -           -          (17)            -        (17)
                                                                                               -------
 Total comprehensive loss.........         -       -           -            -             -     (7,030)
                                   ---------  ------  ----------  -----------   -----------    -------

Balance at June 30, 1999..........    22,912     $46    $147,646         $ (8)    $(139,941)   $ 7,743
                                   =========  ======  ==========  ===========   ===========    =======

5.    Manufacturing Agreement


  The Company has an arrangement with Abbott providing for the purchase of approximately $10 million of bulk drug substance for LOCILEX(TM) Cream. As FDA approval of LOCILEX(TM) Cream has not occurred, the Company expects to discuss with Abbott possible revisions to this arrangement. Through June 30, 1999, the Company has paid Abbott $656,000 under this arrangement, and the contractual terms provide for the additional payments to be made in 1999 and early 2000. The Company's prior development arrangement with Abbott provides for the issuance to Abbott of up to 500,000 shares of Magainin Common Stock and the obligation to pay a royalty on any future sales of LOCILEX(TM) Cream. When the Company issued stock to Abbott it was required to record a charge to earnings representing the fair value of the shares when issued. As of June 30, 1999, the Company has issued 250,000 shares of common stock to Abbott, including 125,000 shares issued during the six months ended June 30, 1998. The issuance of such shares resulted in the recording of an earnings charge of $859,000 in the six months ended June 30, 1998. Possible future stock issuances are related to the achievement by Abbott of contractual performance milestones.

6.   Collaborative Agreements

  In February 1997, the Company entered into a development, supply and distribution agreement (the "SmithKline Agreement") in North America with SmithKline Beecham ("SmithKline") for LOCILEX(TM) Cream. SmithKline has paid the Company $10.0 million under this agreement, and may make additional payments to Magainin of up to $22.5 million, upon the occurrence of approval and certain product milestones. SmithKline will also fund a percentage of any development expenses for any additional indications for LOCILEX(TM) Cream. Upon the commencement of commercial sales by SmithKline, Magainin will be responsible for the supply of LOCILEX(TM) Cream and SmithKline will be responsible for the marketing and sale of LOCILEX(TM) Cream. Magainin will receive certain percentages of SmithKline sales revenues under agreed upon terms. The SmithKline Agreement also gives SmithKline rights to terminate the arrangement, and, under certain conditions, the right to negotiate for rights to another Magainin product development candidate. (see "Note 1" regarding LOCILEX(TM) Cream FDA notification on July 26, 1999)

  In December 1998, the Company entered into a collaborative research and option agreement with Genentech Inc. ("Genentech") relating to a protein therapeutic in asthma. Under this agreement, Genentech will be provided access to a therapeutic target (IL9), which is in Magainin's proprietary asthma gene database, and the companies will conduct a collaborative program to evaluate the utility of a blocking antibody to IL9 in suppressing the asthmatic response. Genentech made an initial equity investment in the Company of $2.0 million, and has an option to enter into a development and commercialization agreement with the Company. Any such development and commercialization agreement could provide for payments to the Company of up to $35.0 million, upon terms to be negotiated, and royalty payments on sales of products developed by Genentech in the field.

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

7.    Accounts Payable and Accrued Expenses

  Accounts payable and accrued expenses consist of the following (in thousands):

                                        JUNE 30,  DECEMBER 31,
                                          1999        1998
                                        --------  ------------
     Accounts payable.................... $  131        $  179
     Clinical and regulatory costs.......    323           448
     Manufacturing development costs.....  6,709         7,171
     Preclinical costs...................    146           117
     Professional fees...................    190           253
     Other...............................    525           485
                                          ------        ------
                                          $8,024        $8,653
                                          ======        ======

  Manufacturing development costs principally include amounts accrued under the Company's agreement with Abbott, providing for the purchase of approximately $10 million of bulk drug substance for LOCILEX Cream.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION

  This report contains, in addition to historical information, statements by us with regard to our expectations as to financial results and other aspects of our business that involve risks and uncertainties and may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements reflect management's current views and are based on certain assumptions. Actual results could differ materially from those currently anticipated as a result of a number of factors, including, but not limited to, the risks and uncertainties discussed in this report, particularly those related to present or anticipated scientific progress, development of LOCILEX Cream or any other potential pharmaceutical products, future revenues, capital expenditures, manufacturing, sales and marketing requirements and capabilities, research and pharmaceutical products, regulatory approvals, research and development, future financings, competition, protection of patents and proprietary information, collaboratioins, personnel, third-party reimbursement, Year 2000 readiness and stock price that are discussed under "Risk Factors" set forth below. Given these uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward-looking statements. Furthermore, the Company disclaims any obligation or intent to update any such factors or forward-looking statements to reflect future events or developments.

GENERAL


  We are a biopharmaceutical company engaged in the development of medicines for serious diseases. Our development efforts are focused on anti-infectives, oncology, and pulmonary and allergic disorders.

  We announced on July 26, 1999 that we received notification from the U.S. Food and Drug Administration (FDA) that our New Drug Application (NDA) for LOCILEX(TM) Cream (formerly referred to as pexiganan acetate) has been deemed not approvable. (See "Risk Factors")

  We are conducting research on an aminosterol class of compounds. One such compound, squalamine, is currently being evaluated in Phase II clinical testing in patients with non-small cell lung cancer. We are conducting additional research efforts in the genomics of asthma.

  Since commencing operations in 1988, we have not generated any revenue from product sales, and we have funded operations primarily from the proceeds of public and private placements of securities. We have incurred a loss in each year since our inception, and we expect to incur substantial additional losses for at least the next several years. We expect that losses will fluctuate from quarter to quarter, and that such fluctuations may be substantial. As such, results of operations for interim periods are not necessarily indicative of those to be achieved for full fiscal years. At June 30, 1999, our accumulated deficit was approximately $139.9 million. We will need to raise additional funds in the near future.


RISK FACTORS

  The FDA Has Deemed Our NDA for LOCILEX Cream to Be Not Approvable, Which Will Prevent Near Term Commercialization of the Product.

  We announced on July 26, 1999 that we received notification from the U.S. Food and Drug Administration (FDA) that our New Drug Application (NDA) for LOCILEX(TM) Cream has been deemed not approvable.

  LOCILEX(TM) Cream, a topical cream antibiotic for the treatment of infection in diabetic foot ulcers, has been our lead product development candidate. We had hoped to commercialize LOCILEX(TM) Cream in the near term. However, with the FDA's decision, near term commercialization of LOCILEX(TM) Cream will not occur, and we will generate no revenues from LOCILEX(TM) Cream in the near future.

  In order to again seek approval of LOCILEX(TM) Cream, the FDA has indicated that we must conduct further development activities, including clinical and manufacturing activities. The specific nature of the clinical activities will be determined after consultations with the FDA. As a result of its review of manufacturing of the cream product, the FDA issued certain observations of deficiencies in compliance with good manufacturing procedures. In any additional clinical studies to be conducted, new batches of the cream product will need to be manufactured from the bulk drug substance, in compliance with good manufacturing procedures, and meeting strict product specifications. Further clinical and manufacturing development efforts may again not be successful. The time required to conduct such activities may be lengthy, and the costs considerable.

  We are considering the feasibility of continuing the program, and are consulting with SmithKline Beecham, our marketing partner, as to the further development of the product.

  If We Do Not Raise Additional Capital in the Near Term, We May Not Be Able to Continue Our Research and Development Programs and May Never Commercialize Any Products.

  We will need to raise substantial additional funds in the near future to continue our research and development programs and to commercialize our potential products. If we are unable to raise such funds, we may be unable to complete our development activities for any of our proposed products.

  We maintained cash and investments of $15.7 million at June 30, 1999. At June 30, 1999, we had current liabilities of $10.5 million. In the absence of raising additional funds or significantly reducing expenses, we do not have sufficient resources to sustain operations beyond 1999.

  We regularly explore alternative means of financing our operations and seek funding through various sources, including public and private securities offerings and collaborative arrangements with third parties. We currently do not have any commitments to obtain additional funds, and may be unable to obtain sufficient funding in the future on acceptable terms. If we cannot obtain funding, we will need to delay, scale back or eliminate research and development programs or enter into collaborations with third parties to commercialize potential products or technologies that we might otherwise seek to develop or commercialize ourselves, or seek other arrangements. If we engage in collaborations, we will receive lower consideration upon commercialization of such products than if we had not entered into such arrangements, or if we entered into such arrangements at later stages in the product development process.

  Particularly with the lack of approval of LOCILEX(TM) Cream, our prospects of completing any near term equity financing are diminished. As a result, we expect to evaluate all available strategic alternatives to finance our programs and technology, including broad-based alliances or mergers with better-financed entities.

  We expect to Continue to Incur Substantial Losses and Continue to Have Negative Results of Operations.

  To date, we have engaged primarily in the research and development of drug candidates. We have not generated any revenues from product sales and have incurred losses in each year since our inception. As of June 30, 1999, we had an accumulated deficit of approximately $139.9 million.

  Most of our proposed products are in a relatively early developmental stage and will require significant research, development and testing. We must obtain regulatory approvals for all of our proposed products prior to commercialization of the product. Our operations are also subject to various competitive and regulatory risks. As a result, we are unable to predict when or if we will achieve any product revenues. We expect to experience substantial losses in the foreseeable future as we continue our significant research, development and testing efforts, which will cause us to have continued negative results of operations.

  If We Do Not Develop and Maintain Relationships With Contract Manufacturers, We May Not Successfully Commercialize Our Products.

  1) Contract Manufacturing:
  We currently have neither the resources, facilities nor capabilities to manufacture any of our proposed products in the quantities and quality required for commercial sale. We have no plans to establish a manufacturing facility.
We depend upon contract manufacturers for commercial scale manufacturing of our proposed products in accordance with regulatory standards. This dependence may restrict our ability to develop and deliver products on a timely, profitable and competitive basis. Additionally, the number of companies capable of producing bulk peptides on the scale that we expect to require to commercialize LOCILEX
(TM) Cream
is limited. We may be unable to maintain arrangements with qualified outside contractors to manufacture materials at costs which are affordable to us, if at all.

  Contract manufacturers may utilize their own technology, our technology, or technology acquired or licensed from third parties in developing a manufacturing process. In order to engage another manufacturer, we may need to obtain a license or other technology transfer from the original contract manufacturer. Even if a license is available from the original contract manufacturer on acceptable terms, we may be unable to successfully effect the transfer of the technology to the new contract manufacturer. Any such technology transfer may also require the transfer of requisite data for regulatory purposes, including information contained in a proprietary drug master file held by a contract manufacturer. We will rely more heavily on a contract manufacturer that owns the drug master file because our ability to change contract manufacturers may be more limited.

  We are also currently working with outside contractors for the chemical production of squalamine. Production of squalamine and other proposed products will also require significant expenditure.

  2) Abbott Laboratories:
  We have been working for many years with Abbott Laboratories in the development of a process to manufacture bulk drug substance for LOCILEX(TM) Cream. We currently depend upon Abbott for the production of bulk drug substance for LOCILEX(TM) Cream. If Abbott cannot manufacture bulk drug substance for LOCILEX(TM) Cream, we will need to secure other manufacturing arrangements. The process developed by Abbott is proprietary. If we desire to utilize, or have another party utilize such process, we would be required to pay Abbott a license fee.

  We have an arrangement with Abbott Laboratories that provides for the purchase of approximately $10 million of bulk drug substance for LOCILEX(TM) Cream. As FDA approval of LOCILEX(TM) Cream has not occurred, we expect to discuss with Abbott possible revisions to this arrangement. Through June 30, 1999, we have paid Abbott $656,000 under this arrangement, and the contractual terms provide for the additional payments to be made in 1999 and early 2000.

  Our prior development arrangement with Abbott provides for the issuance to Abbott of up to 500,000 shares of our Common Stock and the obligation to pay a royalty on any future sales of LOCILEX(TM) Cream. When we issued stock to Abbott we were required to record a charge to earnings representing the fair value of the shares when issued. As of June 30, 1999, we have issued 250,000 shares of common stock to Abbott. Possible future stock issuances are related to the achievement by Abbott of contractual performance milestones.

  3) Alternative Production Processes:
  The production of peptides, such as LOCILEX(TM) Cream and other magainin peptides, is expensive relative to the production of the traditional antibiotics. We are pursuing alternative manufacturing sources, including recombinant manufacturing, in order to improve the gross margins available to us on sales of LOCILEX(TM) Cream. These programs, however, are at an early stage and will require significant expenditures over an extended period of time. Ultimately, we may be unable to develop a more cost-effective manufacturing process and, even if we develop a more cost-effective process, the FDA may not approve such a process.

  4) Alternative Future Uses of LOCILEX(TM) Cream There are no currently identified alternative uses of bulk drug substance for LOCILEX(TM) Cream.

  If We Do Not Obtain Required Regulatory Approvals, We Will Not Be Able to Commercialize Any of Our Product Candidates.

  Numerous governmental authorities, including the FDA in the United States, regulate our business and activities. Federal, state and foreign governmental agencies impose rigorous preclinical and clinical testing and approval requirements on our product candidates. In general, the process of obtaining government approval is time consuming and costly.

  Governmental authorities may delay or deny the approval of any of our drug candidates. In addition, governmental authorities may enact new legislation or regulations that could limit or restrict our efforts. A delay or denial of regulatory approval for any of our drug candidates, such as that which has occured for

LOCILEX(TM) Cream, will materially affect our business. Even if we receive approval of a product candidate, it may be conditioned upon certain limitations and restrictions as to the drugs used and may be subject to continuous review. If we fail to comply with any applicable regulatory requirements, we could be subject to penalties, including:

 . warning letters;
 . fines;
 . withdrawal of regulatory approval;
 . product recalls;
 . operating restrictions;
 . injunctions; and
 . criminal prosecution.

  1) FDA Marketing Approval:

  The primary regulatory agency overseeing all phases of our drug development and marketing programs is the FDA. In order to obtain approval from the FDA to market any drug, we must submit proof of safety, efficacy and quality for each of our proposed products for each treatment, which requires extensive and time consuming preclinical and clinical testing. The results of preclinical studies are submitted to the FDA as part of an Investigational New Drug Application, IND. Once the IND is effective, human clinical trials may be conducted. The results of the clinical trials are submitted to the FDA as part of a New Drug Application, NDA. Following review of the NDA, the FDA may:

 . grant marketing approval;
 . require additional testing or information; or . deny the application.

  2) FDA Manufacturing Approval:

  Detailed manufacturing information is also required to be included in the NDA for review and approval by the FDA. All manufacturing facilities and processes must comply with the good manufacturing practices regulations prescribed by the FDA. All manufacturers must, among other things, pass manufacturing plant
inspections and provide records of detailed manufacturing processes.   Among
other things, it must be demonstrated that:

 . the drug product can be consistently manufactured at the same quality standard;
 . the drug product is stable over time; and . the level of chemical impurities in the drug product are under a designated level.

  Peptides are an especially difficult class of compounds to manufacture at these standards, particularly in the quantities at which we anticipate LOCILEX(TM) Cream will be required to be manufactured. Additionally, there have been a number of changes over time in the manufacture of LOCILEX(TM) Cream bulk drug substance and final cream product, including changes in process, scale and vendors. It is necessary to demonstrate the product has been consistently manufactured over time despite such changes.

  As a result of its review of manufacturing of the cream product, the FDA issued certain observations of deficiencies in compliance with good manufacturing procedures. In any additional clinical studies to be conducted, new batches of the cream product will need to be manufactured from the bulk drug substance, in compliance with good manufacturing procedures, and meeting strict product specifications.

  3) Ongoing FDA Oversight:
  We will continue to be subject to regulation by the FDA even after our drug products have been approved and commercialized. Among other things, the FDA may:

 . require additional submissions if there are any modifications to the drug product including, for example, any changes in manufacturing process, labeling, or manufacturing facility;

 . require post-marketing testing and surveillance to monitor the effects of approved drug products; and
 . enforce conditional approvals that restrict the commercial applications of a drug product.

  Further, the FDA has numerous requirements governing labeling, promotional material, storage, record keeping and reporting.

  The Prescription Drug User Fee Act of 1992 imposes substantial fees on a one-time basis for applications for approval, and on an annual basis for manufacturing and marketing, of prescription drugs.

  4) Other Regulatory Bodies:

  We are also subject to regulation by other regulatory authorities, including the Occupational Safety and Health Administration, the Environmental Protection Agency, the Nuclear Regulatory Commission, the Drug Enforcement Agency and the United States Department of Agriculture, and to regulation under the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other regulatory statutes. In the future, we may be subject to additional federal, state or local regulations.

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

  We Rely on Our Marketing and Development Partners and if They Do Not Perform as Expected, We May Not Successfully Commercialize Our Products.

  We do not have our own sales and marketing staff. In order to successfully develop and market our products, we must enter into marketing and distribution arrangements with third parties. We also expect to delegate the responsibility for all or a significant portion of the development and regulatory approval for certain products to partners. If our partners do not develop an approvable or marketable product or do not market a product successfully, we may not achieve necessary product revenues. Additionally, we may be unable to enter into successful arrangements like these, as is required in our business.

  We currently maintain two collaborative relationships. We maintain a development, supply and distribution agreement with SmithKline Beecham in North America for LOCILEX(TM) Cream, and a collaborative research and option agreement with Genentech in the asthma area.

  SmithKline may terminate our agreement with them at any time. If they terminate our agreement, we would have difficulty finding an alternate partner that could market our product as effectively as SmithKline. Our potential sales and profits could suffer if SmithKline terminated our agreement. Future milestone payments and sales proceeds from SmithKline occur only in the event that LOCILEX(TM) Cream is approved.

  Genentech may choose not to exercise its option to negotiate a fuller asthma development and commercialization agreement with us. We will need partners in this area to assist us, and we may be unable to enter into a similar agreement or find as effective a partner. Without support from partners in this area, our development and commercialization efforts would suffer.

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

  We may also decide to establish our own sales force to market and sell certain products. Although certain members of our management have experience in the marketing of pharmaceutical products, we have no experience with respect to marketing our products. If we choose to pursue this alternative, we will need to spend significant additional funds and devote significant management resources and time to establish a successful sales force. Given our inexperience in establishing and managing a salesforce, this effort may not be successful. Given our financial resources, efforts in this area would likely be modest compared to our competitors.

  If LOCILEX(TM) Cream Does Not Achieve Market Acceptance, We May Not Achieve Any Significant Revenues.

  Even if we eventually received regulatory approval for LOCILEX(TM) Cream, after submission of additional clinical and manufacturing data, we may be unable to achieve market acceptance of the drug. Without market acceptance, we may be unable to generate revenue levels necessary for profitability.

  A number of factors may affect market acceptance of LOCILEX(TM) Cream, including:

 . the perception by physicians and other members of the health care community of the safety and efficacy of LOCILEX(TM) Cream on an absolute basis or in comparison to other drugs;
 . the price of LOCILEX(TM) Cream relative to other competing treatment alternatives;
 . the availability of third-party reimbursement; and . the effectiveness of our sales and marketing efforts relative to the sales and marketing efforts of competitors.

  In addition, side effects or unfavorable publicity concerning LOCILEX(TM) Cream or comparable drugs on the market may affect our ability to obtain physician, patient or third-party payer acceptance.

  If We Are Not Able to Innovate and Develop Products as Rapidly as Our Competitors, Our Products May Not Achieve Market Acceptance.

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

  Even if eventually approved, LOCILEX(TM) Cream may not be successfully marketed against oral antibiotics for the treatment of infection in diabetic foot ulcers. These infections have historically been treated with systemically administered antibiotics, which may be perceived by some medical professionals as having certain advantages over LOCILEX(TM) Cream. In addition, we may be unable to manufacture LOCILEX(TM) Cream at a cost which will allow it to be sold at a competitive price relative to oral antibiotics or other topical antibiotics that may be used for this indication.

  Many companies are working to develop and market products intended for the additional disease areas being targeted, including cancer and asthma. A number of major pharmaceutical companies have significant franchises in these disease areas, and can be expected to invest heavily to protect their interests. In the cancer field, anti-angiogenic agents are under development at a number of companies. In the asthma field, other biopharmaceutical companies have also reported the discovery of genes relating to asthma.

  We Depend on Our Intellectual Property and If We Are Unable to Protect Our Intellectual Property, We May Not Realize Optimal Value From Our Technology.

  1) Patents:
  Our success depends, in part, on our ability to develop and maintain a strong patent position for our products and technologies both in the United States and other countries. As with most biotechnology and pharmaceutical companies, our patent position is highly uncertain and involves complex legal and factual questions. Without patent and other protections, other companies could offer substantially identical products for sale without incurring the sizeable development and testing costs that we have incurred. Our ability to recoup these expenditures and realize profits upon commercialization could be diminished.

  We cannot be certain that:

 .  patents will issue from any of our patent applications;
 . our patent rights will be sufficient to protect our technology;
 . our patents will not be successfully challenged or circumvented by our competitors; or
 . our patent rights will provide us with any commercial advantages.

  The process of obtaining patent rights can be time consuming and expensive. Even after significant expenditure, a patent may not issue. We can never be certain that we were the first to develop the technology or that we were the first to file a patent application for the particular technology because U.S. patent applications are maintained in secrecy until a patent issues and publications in the scientific or patent literature lag behind actual discoveries.

  Even after we are issued patent rights, we cannot be certain that:

 .  others will not develop similar technologies or duplicate the technology;
 . others will not design around the patented aspects of the technology;
 . we will not be obliged to defend ourselves in court against allegations of infringement of third-party patents;
 . our issued patents will be held valid in court; and . an adverse outcome in a suit would not subject us to significant liabilities to third parties, require rights to be licensed from third parties, or require us to cease using such technology.

  The cost of litigation can be substantial, regardless of the outcome.

  2) Potential Ownership Disputes:

  There may be disputes arising as to the ownership of our technology. Most of our research and development personnel previously worked at other biotechnology companies, pharmaceutical companies, universities, or research institutions. These entities may raise questions as to when technology was developed, and assert rights to the technology. These kind of disputes have occurred in the past. We may not prevail in any such disputes.

  Similar technology ownership disputes may arise in the context of consultants, vendors or third parties, such as contract manufacturers. For example, our consultants are employed by or have consulting agreements with third parties. There may be disputes as to the capacity in which consultants are operating when they make certain discoveries. We may not prevail in any such disputes.

  3) Other Intellectual Property:
  In order to protect our proprietary technology and processes, we also rely on trade secrets and confidentiality agreements with our corporate partners, employees, consultants, outside scientific collaborators, and other advisors. We may find that these agreements will be breached, or that our trade secrets have otherwise become known or independently developed or discovered by our competitors.

  Certain of our exclusive rights to patents and patent applications are governed by contract. Generally, such contracts require that we pay royalties on sales of any products which are covered by patent claims. If we are unable to pay the royalties we may lose our patent rights. Additionally, some of these agreements also require that we develop the licensed technology under certain timelines. If we do not adhere to an acceptable schedule of commercialization, we may lose our patent rights.

  If We Cannot Recruit and Retain Qualified Management, We May Not Be Able to Successfully Develop and Commercialize Our Products.

  We depend to a considerable degree on a limited number of key personnel. Many key responsibilities have been assigned to a relatively small number of individuals. We do not maintain "key man" insurance on any of our employees. The loss of certain management and technical personnel could adversely affect our ability to develop and commercialize products.

  We Are Subject to Product Liability Claims, Which Could Result In Significant Expense if a Claim Arose.

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

  While we carry insurance, this coverage is expensive and we may be unable to maintain adequate coverage on acceptable terms.

  If We Do Not Receive Adequate Third-Party Reimbursement for Any of Our Drug Candidates, Some Patients May Be Unable to Afford Our Products, and Sales Could Suffer.

  In both the United States and elsewhere, the availability of reimbursement from third-party payers, such as government health administration authorities, private health insurers and other organizations impacts prescription pharmaceutical sales. These organizations are increasingly challenging the prices charged for medical products and services, particularly where they believe that there is only an incremental therapeutic benefit which does not justify the additional cost. Coverage and reimbursement may not be available for our proposed products or, if available, may not be adequate. Without insurance coverage, many patients may be unable to afford our products, and we may not reach optimal sales levels.

  There has also been a trend toward government reforms intended to contain or reduce the cost of health care. In certain foreign markets, pricing or profitability of prescription pharmaceuticals is subject to government control. In the United States, there have been a number of federal and state proposals to implement similar government control.

  We expect this reform trend to continue, but we cannot predict the nature or
extent of any reform that results.   It is possible that reform could impact
pharmaceutical marketing and pricing. Not only would this affect possible future profit margins, it could adversely affect our ability to obtain financing for the continued development of our proposed products. Furthermore, reforms could have a broader impact by limiting overall growth of health care spending, such as Medicare and Medicaid spending, which could also adversely effect our business.

  Our Stock Price Is Extremely Volatile Due to a Number of Factors.

  The market prices and trading volumes for securities of biopharmaceutical and biotechnology companies, including ours, have historically been, and may continue to be, highly volatile. Future events affecting our business or that of our competitors may significantly impact our stock price, including:

 . product testing results,
 . technological innovations,
 . new commercial products,
 . government regulations,
 . proprietary rights,
 . regulatory actions, and
 . litigation.

  Some of these factors are beyond our control.

  We May Be Subject to Year 2000 Compliance Risks, Which Could Disrupt Our Operations and the Operations of Our Collaborators.

  We use computers in various aspects of our business, and are therefore exposed to year 2000, Y2K, problems. If unresolved, these computer system problems could result in operational delays, financial miscues, manufacturing errors, lost clinical data or other unforeseen consequences. In mid-1998, we initiated a compliance program with the following objectives:

 . identifying potentially non-compliant internal systems;
 . updating and/or replacing aging hardware;
 . upgrading or updating software/network systems;
 . assuring company-wide Y2K compliance;
 . assessing third-party risks; and
 . establishing contingency plans for any third-party risks identified.

  We have identified, through internal testing and discussions with significant vendors, that some administrative computers and software, as well as some laboratory systems used for research, are not Y2K compliant. In order to make these systems compliant, we have elected to replace hardware or upgrade software systems. We expect to have critical internal systems and computers Y2K compliant by November 1, 1999 at a cost of less than $100,000. We would likely have considered replacing or upgrading certain computers and systems independent of Y2K concerns.

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

  In a worst case scenario, we could experience delays in receiving R&D supplies, commercial supplies and accessing data on patients enrolled in clinical studies. These delays could slow commercialization efforts and research and development programs, or impact our ability to effectively manage and monitor these programs. Our Y2K compliance program is expected to reduce our level of uncertainty about internal Y2K problems and Y2K problems of significant third-parties with whom we conduct business.


  The Exercise of Options and Warrants and Other Issuances of Shares Could Have Dilutive Effect on Our Stock Price.


  As of June 30, 1999, there were outstanding options to purchase an aggregate of 3,552,000 shares of our common stock at prices ranging from $0.40 per share to $16.75 per share, of which approximately 2,270,000 were exercisable as of such date. Also outstanding at June 30, 1999 were warrants to purchase 229,739 shares of our common stock exercisable at $8.00 per share, a warrant to purchase 300,000 shares of our common stock, exercisable at $7.50 per share, and warrants to purchase an aggregate of 1,030,905 shares of our common stock, exercisable from $5.99-$8.31 per share, subject to adjustment. Exercise of options and warrants at prices below the market price of the our common stock could adversely affect the price of our common stock. Additional dilution may result from the issuance of shares in connection with collaborations or manufacturing arrangements, or in connection with other financing efforts.


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

Research and Development Expenses

  Research and development expenses decreased in the three and six months ended June 30, 1999 as compared to the same periods a year ago, due principally to reductions in manufacturing development, clinical and regulatory costs, and personnel expenses. The level of research and development expenses in future periods will depend principally upon the progress of our research programs. Expenses relating to the development of LOCILEX(TM) Cream may continue to be significant in future periods to the extent we continue to invest in development and manufacturing programs.

General and Administrative Expenses

  General and administrative expenses consist principally of personnel costs and professional fees and have decreased for both the three and six months ended June 30, 1999 as compared to the same periods a year ago due principally to reductions in personnel expenses.

Other Income and Expense

  Interest income decreased in both the three and six months ended June 30, 1999 as compared to the same periods of the prior year due to lower investment balances during these periods. The increase in interest expense for the six month period ended June 30, 1999 is due principally to higher debt balances in the first quarter of 1999 compared to the same period a year ago.

Loss

  Over the next several years we expect to conduct significant research, pre-clinical development, clinical testing and manufacturing activities. We expect that these activities, together with projected general and administrative expenses, will result in continued and significant losses.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

  Cash and investments were $15,693,000 at June 30, 1999 as compared to $22,871,000 at December 31, 1998. The primary use of cash was to finance our operations.

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

  Accounts payable and accrued expenses decreased $629,000 to $8,024,000 at June 30, 1999, due principally to payments made under certain manufacturing development agreements related to LOCILEX(TM) Cream. Accounts payable and accrued expenses may fluctuate in future periods as we continue to accrue costs for, and make payments for, the purchase of bulk drug substance for LOCILEX(TM) Cream.

  We refinanced our $2,500,000 note payable in the second quarter of 1999. Under the terms of this arrangement, we make monthly interest-only payments at a rate of 7.375%, with principal due in June 2000. We maintain investments of $2,750,000 as collateral for the note payable.

  In February 1997, we entered into a development, supply and distribution agreement in North America with SmithKline for LOCILEX(TM) Cream. SmithKline has paid us $10,000,000 under this agreement, which we received in 1997. SmithKline may make additional payments to us of up to $22,500,000 upon the occurrence of approval and certain product milestones. SmithKline will also fund a percentage of any development expenses for any additional indications for LOCILEX(TM) Cream. Upon the commencement of commercial sales by SmithKline, we will be responsible for the supply of LOCILEX(TM) Cream and SmithKline will be responsible for the marketing and sales of LOCILEX(TM) Cream. We will receive certain percentages of SmithKline sales revenues under agreed upon terms. The SmithKline Agreement also gives SmithKline rights to terminate the arrangement, and, under certain conditions, the right to negotiate for rights to another Magainin product development candidate.

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

  We will need to raise substantial additional funds in the near future to continue our research and development programs and to commercialize our potential products. If we are unable to raise such funds, we may be unable to complete our development activities for any of our proposed products.

  We maintained cash and investments of $15.7 million at June 30, 1999. At June 30, 1999, we had current liabilities of $10.5 million. In the absence of raising additional funds or significantly reducing expenses, we do not have sufficient resources to sustain operations beyond 1999.

  We regularly explore alternative means of financing our operations and seek funding through various sources, including public and private securities offerings and collaborative arrangements with third parties. We currently do not have any commitments to obtain additional funds, and may be unable to obtain sufficient funding in the future on acceptable terms. If we cannot obtain funding, we will need to delay, scale back or eliminate research and development programs or enter into collaborations with third parties to commercialize potential products or technologies that we might otherwise seek to develop or commercialize ourselves, or seek other arrangements. If we engage in collaborations, we will receive lower consideration upon commercialization of such products than if we had not entered into such arrangements, or if we entered into such arrangements at later stages in the product development process.

  Particularly with the lack of approval of LOCILEX(TM) Cream, our prospects of completing any near term equity financing are diminished. As a result, we expect to evaluate all available strategic alternatives to finance our programs and technology, including broad-based alliances or mergers with better-financed entities.

  We currently have neither the resources, facilities nor capabilities to manufacture any of our proposed products in the quantities and quality required for commercial sale. We have no current plans to establish a manufacturing facility. We depend upon contract manufacturers for commercial scale manufacturing of our proposed products in accordance with regulatory standards. This dependence may restrict our ability to develop and deliver products on a timely, profitable and competitive basis. Additionally, the number of companies capable of producing bulk peptides on the scale that we expect to require to commercialize LOCILEX(TM) Cream is limited. We may be unable to maintain arrangements with qualified outside contractors to manufacture materials at costs which are affordable to us, if at all.

  The production of peptides, such as LOCILEX(TM) Cream and other magainin peptides, is expensive relative to the production of the traditional antibiotics. We are pursuing alternative manufacturing sources, including recombinant manufacturing, in order to improve the gross margins available to us on sales of pexiganan. These programs, however, are at an early stage and will require significant expenditures over an extended period of time. Ultimately, we may be unable to develop a more cost-effective manufacturing process and, even if we develop a more cost-effective process, the FDA may not approve such a process.

  We have an arrangement with Abbott Laboratories that provides for the purchase of approximately $10 million of bulk drug substance for LOCILEX(TM) Cream. Since FDA approval of LOCILEX(TM) Cream has not occurred, we expect to discuss with Abbott possible revisions to this arrangement. Through June 30, 1999, we have paid Abbott $656,000 under this arrangement, and the contractual terms provide for the additional payments to be made in 1999 and early 2000.

  Our prior development arrangement with Abbott provides for the issuance to Abbott of up to 500,000 shares of our Common Stock and the obligation to pay a royalty on any future sales of LOCILEX(TM) Cream. When we issued stock to Abbott we were required to record a charge to earnings representing the fair value of the shares when issued. As of June 30, 1999, we have issued 250,000 shares of common stock to Abbott. Possible future stock issuances are related to the achievement by Abbott of contractual performance milestones.

  Our capital expenditure requirements will depend upon numerous factors, including the progress of our other research and development programs, the time and cost required to obtain regulatory approvals, our ability to enter into additional collaborative arrangements, the demand for products based on our technology, if and when such products are approved, and possible acquisitions of products, technologies and companies. We had no significant capital commitments as of June 30, 1999.


  ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

  None

PART II - OTHER INFORMATION

  ITEM 1.  Legal Proceedings

  None

  ITEM 2.  Changes in Securities and Use of Proceeds

  None

  ITEM 3.  Defaults Upon Senior Securities

  None

  ITEM 4.  Submission of Matters to a Vote of Security Holders

     At the Company's Annual Meeting of Stockholders held on May 18, 1999 the stockholders' elected eight directors. The number of shares voted were as follows:

                                           FOR      WITHHELD
                                        ----------  --------
     Zola P. Horovitz, Ph.D.            17,966,782   126,605
     Bernard Canavan, M.D.              17,966,882   126,505
     Michael R. Dougherty               17,966,928   126,459
     Roy C. Levitt, M.D.                17,964,313   129,074
     Charles A. Sanders, M.D.           17,965,732   127,655
     Robert F. Shapiro                  17,964,378   129,009
     James B. Wyngaarden, M.D.          17,966,932   126,455
     Michael A. Zasloff, M.D., Ph.D.    17,968,002   125,385

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


                                         MAGAININ PHARMACEUTICALS INC.
                                                  (Registrant)



                    Date:  July 28, 1999 /S/    MICHAEL R. DOUGHERTY
                                         ----------------------------------
                                         Michael R. Dougherty
                                         PRESIDENT, CHIEF EXECUTIVE OFFICER
                                         AND CHIEF FINANCIAL OFFICER