Form 10-K405/A
period 1998-12-31
MAGAININ PHARMACEUTICALS INC
filed 1999-08-06
CIK 880431

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K/A
                               (Amendment No.2)

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

     The purpose of Amendment No. 2 is to file Exhibits 10.32 and 10.33. Portions of these exhibits have been omitted and have been filed separately with the Securities and Exchange Commission pursuant to an application for confidential treatment filed with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Act of 1934, as amended.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


Financial Statements

         The information required by this item was previously filed.

Financial Statement Schedules

         All schedules have been omitted because they are not applicable, or not required, or the information is shown in the Financial Statements or Notes thereto.

Reports on Form 8-K

         None.

Exhibits

     The following is a list of exhibits filed as part of this Amendment No. 2 on Form 10-K/A. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated parenthetically, together with a reference to the filing indicated by footnote.

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

Date: August 5, 1999

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