Form 10-Q
period 1999-09-30
MAGAININ PHARMACEUTICALS INC
filed 1999-11-15
CIK 880431

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

               For the Quarterly Period ended September 30, 1999

                                      or

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

                            Yes [X]  No  [ ]

  The number of outstanding shares of the Registrant's Common Stock, par value $.002 per share, on November 12, 1999 was 26,943,116.

================================================================================

                         MAGAININ PHARMACEUTICALS INC.

                              INDEX TO FORM 10-Q

                                                                                                         Page
                                                                                                         ---

Part I -   Financial Information

Item 1.    Financial Statements (unaudited)

           Balance Sheets as of September 30, 1999 and December 31, 1998.................................  2

           Statements of Operations for the three and nine months ended September 30, 1999 and September 30, 1998.....................................................................  3

           Statements of Cash Flows for the nine months ended September 30, 1999 and September 30, 1998..  4

           Notes to Financial Statements.................................................................  5

Item 2.    Management's Discussion and Analysis of Results of Operations and Financial Condition.........  8

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.................................... 20

Part II -  Other Information............................................................................. 21


                         MAGAININ PHARMACEUTICALS INC.

                                BALANCE SHEETS
                   (In thousands, except per share amounts)

                                                                           September 30, 1999   December 31, 1998
                                                                           ------------------   -----------------
                                                                               (Unaudited)
                                                    ASSETS

Current assets:
   Cash and cash equivalents................................................     $    169          $   4,495
   Short-term investments (NOTE 3)..........................................        9,267             18,376
   Prepaid expenses and other...............................................          177                179
                                                                                 --------          ---------

     Total current assets...................................................        9,613             23,050

Fixed assets, net...........................................................        2,040              2,765
Other assets................................................................          172                 76
                                                                                 --------          ---------

     Total assets...........................................................     $ 11,825          $  25,891
                                                                                 ========          =========

                                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses (NOTE 7)...........................     $  1,285          $   8,653
   Note payable (NOTE 3)....................................................        2,500              2,500
                                                                                 --------          ---------

     Total current liabilities..............................................        3,785             11,153

Accrued development expense - long-term (NOTE 5)............................        2,933                  -
Deferred rent...............................................................           59                 58
                                                                                 --------          ---------

     Total liabilities......................................................        6,777             11,211
                                                                                 --------          ---------

Commitments, contingencies and other matters

Stockholders' equity (NOTE 4):
Preferred stock--$.001 par value; shares authorized--9,211; none issued.....            -                  -
Common stock--$.002 par value; shares authorized--45,000; shares issued and outstanding--22,912 and 22,910, at September 30, 1999 and
   December 31, 1998 respectively...........................................           46                 46
Additional paid-in capital..................................................      147,686            147,553
Accumulated other comprehensive income--unrealized gain on investments......            0                  9
Accumulated deficit.........................................................     (142,684)         (132,928)
                                                                                 --------          --------

     Total stockholders' equity.............................................        5,048             14,680
                                                                                 --------          ---------

       Total liabilities and stockholders' equity...........................     $ 11,825          $  25,891
                                                                                 ========          =========

                See accompanying notes to financial statements.

                         MAGAININ PHARMACEUTICALS INC.

                           STATEMENTS OF OPERATIONS
                                  (unaudited)
                   (In thousands, except per share amounts)

                                                                    Three Months Ended                Nine Months Ended
                                                                       September 30,                    September 30,
                                                               --------------------------       --------------------------
                                                                    1999           1998             1999            1998
                                                                    ----           ----             ----            ----
Revenues................................................       $         -    $         -       $         -    $         -

Costs and expenses:
  Research and development..............................             2,327          5,138             7,993         17,042
  General and administrative............................               598            668             2,230          2,547
                                                               -----------    -----------       -----------    -----------
                                                                     2,925          5,806            10,223         19,589
                                                               -----------    -----------       -----------    -----------
Loss from operations....................................            (2,925)        (5,806)          (10,223)       (19,589)
Interest income.........................................               229            393               617          1,336
Interest expense........................................               (47)           (56)             (150)          (140)
                                                               -----------    -----------       -----------    -----------

Net loss................................................       $    (2,743)   $    (5,469)      $    (9,756)   $   (18,393)
                                                               ===========    ===========       ===========    ===========

Net loss per share--basic and diluted...................       $     (0.12)   $     (0.25)      $     (0.43)   $     (0.83)
                                                               ===========    ===========       ===========    ===========

Weighted average shares outstanding.....................            22,912         22,287            22,911         22,213
                                                               ===========    ===========       ===========    ===========

                See accompanying notes to financial statements.

                         MAGAININ PHARMACEUTICALS INC.

                           STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                (In thousands)

                                                                                                        Nine Months Ended
                                                                                                          September 30,
                                                                                                   --------------------------
                                                                                                       1999            1998
                                                                                                       ----            ----
Cash Flows From Operating Activities:
  Net loss...................................................................................      $  (9,756)    $   (18,393)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Fair value of stock, options and warrants issued.........................................              -             859
    Depreciation and amortization............................................................            806             842
    Amortization of investment discounts/premiums............................................           (397)           (580)
    Compensation expense under stock and option awards.......................................            133             100
  Changes in operating assets and liabilities:
    (Increase) decrease in prepaid expenses and other assets.................................            (94)            159
    Decrease (increase) in accounts payable and accrued expenses.............................         (7,368)          2,373
    Increase in accrued development expenses - long-term.....................................          2,933               -
    Increase (decrease) in deferred rent.....................................................              1             (27)
                                                                                                   ---------     -----------

Net cash used in operating activities........................................................        (13,742)        (14,667)
                                                                                                   ---------     -----------

Cash Flows From Investing Activities:
 Purchase of investments.....................................................................        (21,003)        (33,980)
 Proceeds from maturities of investments.....................................................         29,500          48,900
 Proceeds from sale of investments...........................................................          1,000               -
 Capital expenditures........................................................................            (81)         (1,044)
                                                                                                   ---------     -----------

Net cash provided by investing activities....................................................          9,416          13,876
                                                                                                   ---------     -----------

Cash Flows From Financing Activities:
   Payment of notes payable..................................................................         (2,500)              -
   Proceeds from notes payable...............................................................          2,500           1,000
   Payments on capitalized equipment leases..................................................              -             (28)
   Proceeds from sale of stock and exercise of options and warrants..........................              -             138
                                                                                                   ---------     -----------

Net cash provided by financing activities....................................................              -           1,110
                                                                                                   ---------     -----------

Net increase (decrease) in cash and cash equivalents.........................................         (4,326)            319
Cash and cash equivalents at beginning of period.............................................          4,495             487
                                                                                                   ---------     -----------

Cash and cash equivalents at end of period...................................................      $     169     $       806
                                                                                                   =========     ===========
Supplemental Cash Flow Information:
Cash paid during the period for interest.....................................................      $     146     $       133
                                                                                                   =========     ===========

                See accompanying notes to financial statements.

                         MAGAININ PHARMACEUTICALS INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (unaudited)

1.   The Company

     Magainin Pharmaceuticals Inc. (the "Company") was incorporated on June 29, 1987. The Company is a biopharmaceutical company engaged in the development of medicines for serious diseases. The Company's development efforts are focused on oncology, anti-infectives, and pulmonary and allergic disorders.

     The Company announced on July 26, 1999 that it has received notification from the U.S. Food and Drug Administration (FDA) that its New Drug Application
(NDA) for its lead product candidate, LOCILEX(TM) Cream (formerly referred to as pexiganan acetate), has been deemed not approvable. In order to again seek approval of LOCILEX(TM) Cream, the FDA indicated that the Company must conduct further development activities, including clinical and manufacturing activities. The Company is currently considering the feasibility of continuing this program. (See "Risk Factors" section in "Management's Discussion and Analysis of Results of Operations and Financial Condition")

     The Company is conducting research on an aminosterol class of compounds. One such compound, squalamine, is currently being evaluated in Phase II clinical testing in patients with non-small cell lung cancer. The Company conducts additional research efforts in the respiratory area.

     The Company has not generated any revenues from product sales, and has funded operations primarily from the proceeds of public and private placements of securities. Substantial additional financing will be required by the Company in the near term to fund its continuing research and development activities. No assurance can be given that any such financing will be available when needed or that the Company's research and development efforts will be successful. (See "Risk Factors" section, "If We Do Not Raise Additional Capital, We May Not Be Able to Continue Our Research and Development Programs and May Never Commercialize Any Products.")

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

3.   Note Payable

     The Company refinanced its $2.5 million note payable in the second quarter of 1999. Under the terms of this arrangement, the Company makes monthly interest-only payments at a rate of 7.375%, with principal due in June 2000. The Company maintains investments of approximately $2.7 million at the bank as collateral for the note payable.

4.   Stockholders' Equity

     The changes in stockholders' equity from December 31, 1998 to September 30, 1999 are summarized as follows (in thousands):


                                                                                    Accumulated
                                                                                       Other                      Total
                                                        Common Stock     Additional   Compre-                    Stock-
                                                     -----------------
                                                      Number             Paid-in      hensive     Accumulated   holders'
                                                     of Shares  Amount   Capital       Income       Deficit      Equity
                                                     ---------  ------  ----------   -----------  ------------  ---------
Balance at December 31, 1998....................        22,910   $  46   $ 147,553    $       9    $ (132,928)   $14,680
 Exercise of stock options, and
  compensation expense under
  stock and options awards......................             2       -         133            -             -        133
 Comprehensive loss
     Net loss...................................             -       -           -            -        (9,756)    (9,756)
     Carrying value adjustment..................             -       -           -           (9)            -         (9)
                                                     ---------  ------  ----------   ----------   -----------    -------
 Total comprehensive loss.......................             -       -           -            -             -     (9,765)
                                                     ---------  ------  ----------   ----------   -----------    -------

Balance at September 30, 1999...................        22,912  $   46  $  147,686   $        -   $  (142,684)   $ 5,048
                                                     =========  ======  ==========   ==========   ===========    =======

5.   Manufacturing Agreement


     The Company had an agreement with Abbott Laboratories providing for the purchase of approximately $10 million of bulk drug substance for LOCILEX(TM) Cream. As FDA approval of LOCILEX(TM) Cream has not occurred, the Company has renegotiated this agreement with Abbott. As a result, the Company has agreed to pay Abbott $4.2 million, of which $4.0 million has been paid through September 30, 1999, and the Company will receive partial delivery of material. An additional $3.4 million is due to Abbott and payable if Magainin receives in excess of $10.0 million of additional funds in any year beginning in 2000, in which case 15% of such excess over $10.0 million shall be payable to Abbott. The Company has accrued $2.9 million as the present value of this conditional obligation, assuming it would be payable in full in early 2001. The Company has no further purchase commitments to Abbott, and Abbott has no further supply requirements to Magainin.

6.   Collaborative Agreements

     In February 1997, the Company entered into a development, supply and distribution agreement (the "SmithKline Agreement") in North America with SmithKline Beecham ("SmithKline") for LOCILEX(TM) Cream. SmithKline has paid the Company $10.0 million under this agreement. The Company had hoped to commercialize LOCILEX(TM) Cream in the near term. However, with the FDA's decision, near term commercialization of LOCILEX(TM) Cream will not occur, and the Company will generate no revenues from LOCILEX(TM) Cream in the near future. The SmithKline Agreement also gives SmithKline rights to terminate the arrangement, and, under certain conditions, the right to negotiate for rights to another Magainin product development candidate.

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

7.   Accounts Payable and Accrued Expenses

     Accounts payable and accrued expenses consist of the following (in thousands):

                                                               September 30,  December 31,
                                                                   1999           1998
                                                               -------------  ------------
     Accounts payable....................................         $      128     $     179
     Clinical and regulatory costs.......................                310           448
     Manufacturing development costs.....................                 52         7,171
     Preclinical costs...................................                 93           117
     Professional fees...................................                164           253
     Other...............................................                538           485
                                                                  ----------     ---------
                                                                  $    1,285     $  $8,653
                                                                  ==========     =========

8.   Subsequent Event

     On October 21, 1999 the Company completed a public offering of 4,000,000 shares of its common stock. The Company sold 3,860,000 shares of common stock to its three largest institutional shareholders at $1.00 per share, a formula-based average stock price over an agreed upon period of time through October 15, 1999, the date the Company's registration statement was declared effective. Members of the Company's board of directors also purchased an aggregate of 140,000 shares of common stock at $1.125 per share, the closing price on Friday, October 15, 1999. Proceeds from the offering totaled approximately $4.0 million.

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION

  Our disclosure and analysis in this report contains, in addition to historical information, some forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Such statements may include words such as ''anticipate,'' ''estimate,'' ''expect,'' ''project,'' ''intend,'' ''plan,'' ''believe'' and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to present or anticipated scientific progress, development of LOCILEX(TM) Cream and any other potential pharmaceutical products, future revenues, capital expenditures, research and development expenditures, future financing and collaborations, personnel, manufacturing requirements and capabilities, Year 2000 readiness, stock price and other statements regarding matters that are not historical facts or statements of current condition.

  Any or all of our forward-looking statements in this report may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially.

   We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. Also note that we provide the following cautionary discussion of risks and uncertainties relevant to our business. These are factors that we think could cause our actual results to differ materially from expected results. Other unanticipated occurrences besides those listed here could also adversely affect us. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

GENERAL


  We are a biopharmaceutical company engaged in the development of medicines for serious diseases. Our development efforts are focused on oncology, anti-infectives, and pulmonary and allergic disorders.

  On July 26, 1999, we announced that we received notification from the U.S. Food and Drug Administration (FDA) that our New Drug Application (NDA) for LOCILEX(TM) Cream, formerly referred to as pexiganan acetate, has been deemed not approvable. (See "Risk Factors")

  We are conducting research on an aminosterol class of compounds. One such compound, squalamine, is currently being evaluated in Phase II clinical testing in patients with non-small cell lung cancer. We are conducting additional research efforts in the respiratory area.

  Since commencing operations in 1988, we have not generated any revenue from product sales, and we have funded operations primarily from the proceeds of public and private placements of securities. We have incurred a loss in each year since our inception, and we expect to incur substantial additional losses for at least the next several years. We expect that losses will fluctuate from quarter to quarter, and that such fluctuations may be substantial. As such, results of operations for interim periods are not necessarily indicative of those to be achieved for full fiscal years. At September 30, 1999, our accumulated deficit was approximately $142.7 million. We will need to raise additional funds in the future to continue our operations.


RISK FACTORS

  The FDA Has Deemed Our NDA for LOCILEX(TM) Cream to Be Not Approvable, Which Will Prevent Near Term Commercialization of the Product.

  We announced on July 26, 1999 that we received notification from the FDA that our NDA for LOCILEX(TM) Cream has been deemed not approvable.

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

  We are considering the feasibility of continuing the program.

  If We Do Not Raise Additional Capital, We May Not Be Able to Continue Our Research and Development Programs and May Never Commercialize Any Products.

  We will need to raise substantial additional funds in the future to continue our research and development programs and to commercialize our potential products. If we are unable to raise such funds, we may be unable to complete our development activities for any of our proposed products.

  On October 21, 1999 the Company completed a public offering of 4,000,000 shares of its common stock. The Company sold 3,860,000 shares of common stock to its three largest institutional shareholders at $1.00 per share, a formula-based average stock price over an agreed upon period of time through October 15, 1999, the date the Company's registration statement was declared effective. Members of the Company's board of directors also purchased an aggregate of 140,000 shares of common stock at $1.125 per share, the closing price on Friday, October 15, 1999. Proceeds from the offering totaled approximately $4.0 million.

  We maintained cash and investments of $9.4 million at September 30, 1999. At September 30, 1999, we had current liabilities of $3.8 million. In the absence of raising additional funds beyond the October 1999 offering, or significantly reducing expenses, we do not have sufficient resources to sustain operations beyond 2000.

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

  We Expect to Continue to Incur Substantial Losses and Continue to Have Negative Results of Operations.

  To date, we have engaged primarily in the research and development of drug candidates. We have not generated any revenues from product sales and have incurred losses in each year since our inception. As of September 30, 1999, we had an accumulated deficit of approximately $142.7 million.

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

If We Do Not Develop and Maintain Relationships With Contract Manufacturers, We May Not Successfully Commercialize Our Products.

1. Contract Manufacturing:

   We currently have neither the resources, facilities, nor the technical capabilities to manufacture any of our proposed products in the quantities and quality required for commercial sale. We have no plans to establish a manufacturing facility. We depend upon contract manufacturers for commercial scale manufacturing of our proposed products in accordance with regulatory standards. This dependence may restrict our ability to develop and deliver products on a timely, profitable and competitive basis. Additionally, the number of companies capable of producing our proposed products is limited. We may be unable to maintain arrangements with qualified outside contractors to manufacture materials at costs which are affordable to us, if at all.

   Contract manufacturers may utilize their own technology, our technology, or technology acquired or licensed from third parties in developing a manufacturing process. In order to engage another manufacturer, we may need to obtain a license or other technology transfer from the original contract manufacturer. Even if a license is available from the original contract manufacturer on acceptable terms, we may be unable to successfully effect the transfer of the technology to the new contract manufacturer. Any such technology transfer may also require the transfer of requisite data for regulatory purposes, including information contained in a proprietary drug master file held by a contract manufacturer. If we rely on a contract manufacturer that owns the drug master file, our ability to change contract manufacturers may be more limited.

2. Abbott Laboratories:

   We had an agreement with Abbott Laboratories providing for the purchase of approximately $10 million of bulk drug substance for LOCILEX(TM) Cream. As FDA approval of LOCILEX(TM) Cream has not occurred, we renegotiated this agreement with Abbott. As a result, we have agreed to pay Abbott $4.2 million, of which $4.0 million has been paid to date, and we will receive partial delivery of material. An additional $3.4 million is due to Abbott and payable if we receive in excess of $10.0 million of additional funds in any year beginning in 2000, in which case 15% of such excess over $10.0 million shall be payable to Abbott. We have no further purchase commitments to Abbott, and Abbott has no further supply requirements to us.

3. Alternative Production Processes:

   The production of peptides, such as LOCILEX Cream and other magainin peptides, is expensive relative to the production of the traditional antibiotics. We are pursuing alternative manufacturing sources, including recombinant manufacturing, in order to improve the gross margins available to us on any sales of these products. These programs, however, are at an early stage and will require significant expenditures over an extended period of time. Ultimately, we may be unable to develop a more cost-effective manufacturing process and, even if we develop a more cost-effective process, the FDA may not approve such a process.

   We are also currently working with outside contractors for the chemical production of squalamine. Production of squalamine and other proposed products will also require significant expenditure.

4. Alternative Future Uses of LOCILEX(TM) Cream

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

   Governmental authorities may delay or deny the approval of any of our drug candidates. In addition, governmental authorities may enact new legislation or regulations that could limit or restrict our efforts. A delay or denial of regulatory approval for any of our drug candidates, such as that which has occurred for LOCILEX(TM) Cream, will materially affect our business. Even if we receive approval of a product candidate, it may be conditioned upon certain limitations and restrictions as to the drugs used and may be subject to continuous review. If we fail to comply with any applicable regulatory requirements, we could be subject to penalties, including:

   .  warning letters;

   .  fines;

   .  withdrawal of regulatory approval;

   .  product recalls;

   .  operating restrictions;

   .  injunctions; and

   .  criminal prosecution.

1. FDA Marketing Approval:

   The primary regulatory agency overseeing all phases of our drug development and marketing programs is the FDA. In order to obtain approval from the FDA to market any drug, we must submit proof of safety, efficacy and quality for each of our proposed products for each indication, which requires extensive and time consuming preclinical and clinical testing. The results of preclinical studies are submitted to the FDA as part of an Investigational New Drug Application or IND. Once the IND is effective, human clinical trials may be conducted. The results of the clinical trials are submitted to the FDA as part of a NDA. Following review of the NDA, the FDA may:

   .  grant marketing approval;

   .  require additional testing or information; or

   .  deny the application.

2. FDA Manufacturing Approval:

   Detailed manufacturing information is also required to be included in the NDA for review and approval by the FDA. All manufacturing facilities and processes must comply with the good manufacturing practices, or GMP, regulations prescribed by the FDA. All manufacturers must, among other things, pass manufacturing plant inspections and provide records of detailed manufacturing processes. Among other things, it must be demonstrated that:

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

3.   Ongoing FDA Oversight:

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

4.   Other Regulatory Bodies:

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

We Will Rely on Marketing and Development Partners and if They Do Not Perform as Expected, We May Not Successfully Commercialize Our Products.

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

     We currently maintain a collaborative research and option agreement with Genentech, Inc. in the asthma area, which expires in December 1999. Genentech may choose not to exercise its option to negotiate a fuller asthma development and commercialization agreement with us. We will need partners in this area to assist us, and we may be unable to enter into a similar agreement or find as effective a partner.

     We also have a development, supply distribution agreement with SmithKline Beecham for LOCILEX(TM) Cream. Future milestone payments and sales proceeds from SmithKline will occur only in the event that LOCILEX(TM) Cream is eventually approved.

     We do not have control over the amount and timing of resources to be devoted to our products by our collaborative partners. In the future, the interests of our collaborators may not be consistent with our interests. Collaborators may develop products independently or through third parties which could compete with our proposed products. For example, SmithKline maintains a significant presence in the antibiotic area and currently sells a topical antibiotic product indicated for the treatment of certain skin infections.

     We may also decide to establish our own sales force to market and sell certain products. Although certain members of our management have limited experience in the marketing of pharmaceutical products, we have no experience with respect to marketing our products. If we choose to pursue this alternative, we will need to spend significant additional funds and devote significant management resources and time to establish a successful sales force. Given our inexperience in establishing and managing a salesforce, this effort may not be successful. Given our financial resources, efforts in this area would likely be modest compared to our competitors.

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

     Many companies are working to develop and market products intended for the additional disease areas being targeted by us, including cancer and asthma. A number of major pharmaceutical companies have significant franchises in these disease areas, and can be expected to invest heavily to protect their interests. In the cancer field, anti-angiogenic agents are under development at a number of companies. In the asthma field, other biopharmaceutical companies have also reported the discovery of genes relating to asthma.

We Depend on Our Intellectual Property, and If We Are Unable to Protect Our Intellectual Property We May Not Realize Optimal Value from Our Technology.

1.   Patents:

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

     The process of obtaining patents can be time consuming and expensive. Even after significant expenditure, a patent may not issue. We can never be certain that we were the first to develop the technology or that we were the first to file a patent application for the particular technology because U.S. patent applications are maintained in secrecy until a patent issues and publications in the scientific or patent literature lag behind actual discoveries.

     Even after we are issued patent rights, we cannot be certain that:

     . others will not develop similar technologies or duplicate the technology;

     .    others will not design around the patented aspects of the technology;

     . we will not be obliged to defend ourselves in court against allegations of infringement of third-party patents;

     .    our issued patents will be held valid in court; or

     . an adverse outcome in a suit would not subject us to significant liabilities to third parties, require rights to be licensed from third parties, or require us to cease using such technology.

     The cost of litigation can be substantial, regardless of the outcome.

2.   Potential Ownership Disputes:

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

3.   Other Intellectual Property:

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

     Certain of our exclusive rights to patents and patent applications are governed by contract. Generally, such contracts require that we pay royalties on sales of any products which are covered by patent claims. If we are unable to pay the royalties we may lose our patent rights. Additionally, some of these agreements also require that we develop the licensed technology under certain timelines. If we do not adhere to an acceptable schedule of commercialization, we may lose our rights.

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

We are Subject to Potential Product Liability Claims, Which Could Result in Significant Expense if a Claim Arose.

     We are subject to significant potential product liability risks inherent in the testing, manufacturing and marketing of human therapeutic products, including the risk that:

     .    our proposed products cause some undesirable side effects or injury during clinical trials;

     .    our proposed products cause undesirable side effects or injury; or

     .    third parties that we have agreed to indemnify incur liability.

     While we carry insurance, this coverage is expensive and we may be unable to maintain adequate coverage on acceptable terms.

If We Do Not Receive Adequate Third-Party Reimbursement for Any of Our Drug Candidates, Some Patients May Be Unable to Afford Our Products and Sales Could Suffer.

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

     We expect this trend to continue, but we cannot predict the nature or extent of any reform that results. It is possible that reform could impact pharmaceutical marketing and pricing. Not only would this affect possible future profit margins, it could adversely affect our ability to obtain financing for the continued development of our proposed products. Furthermore, reforms could have a broader impact by limiting overall growth of health care spending, such as Medicare and Medicaid spending, which could also adversely effect our business.

Our Stock Price Is Extremely Volatile Due to a Number of Factors.

     The market prices and trading volumes for securities of biopharmaceutical and biotechnology companies, including ours, have historically been, and will likely continue to be, highly volatile. Future events affecting our business or that of our competitors may significantly impact our stock price, including:

     . product testing results,

     . technological innovations,

     . new commercial products,

     . government regulations,

     . proprietary rights,

     . regulatory actions, and

     . litigation.

We May Be Unable to Maintain the Standards for Listing on the Nasdaq National Market, Which Could Make it More Difficult for Investors to Dispose of Our Common Stock and Could Subject Our Common Stock to the "Penny Stock" Rules.

     Our common stock is listed on the Nasdaq National Market. Nasdaq requires listed companies to maintain standards for continued listing, including either a minimum bid price for shares of a company's stock or a minimum tangible net worth. If we are unable to maintain these standards, our common stock could be delisted. Trading in our stock would then be conducted on the Nasdaq Small Cap Market unless we are unable to meet the requirements for inclusion. If we were unable to meet the requirements for inclusion in the Small Cap Market, our common stock would be traded on an electronic bulletin board established for securities that do not meet the Nasdaq listing requirements or in quotations published by the National Quotation Bureau, Inc. that are commonly referred to as the "pink sheets." As a result, it could be more difficult to sell, or obtain an accurate quotation as to the price of, our common stock.

     In addition, if our common stock were delisted, it would be subject to the so-called penny stock rules. The SEC has adopted regulations that define a "penny stock" to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules impose additional sales practice requirements on broker-dealers subject to certain exceptions.

     For transactions covered by the penny stock rules, a broker-dealer must make a special suitability determination for the purchaser and must have received the purchaser's written consent to the transaction prior to the sale. The penny stock rules also require broker-dealers to deliver monthly statements to penny stock investors disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Prior to the transaction, a broker-dealer must provide a disclosure schedule relating to the penny stock market. In addition, the broker-dealer must disclose the following:

     . commissions payable to the broker-dealer and the registered representative; and

     . current quotations for the security as mandated by the applicable regulations.

     If our common stock were delisted and determined to be a "penny stock," a broker-dealer may find it to be more difficult to trade our common stock, and an investor may find it more difficult to acquire or dispose of our common stock in the secondary market.

The Exercise of Options and Warrants and Other Issuances of Shares Could Have Dilutive Effect on Our Stock Price.

     As of September 30, 1999, there were outstanding options to purchase an aggregate of 4,016,000 shares of our common stock at prices ranging from $0.40 per share to $16.75 per share, of which approximately 2,276,000 were exercisable as of such date. Also outstanding at September 30, 1999 were warrants to purchase 229,739 shares of our common stock exercisable at $8.00 per share, a warrant to purchase 300,000 shares of our common stock, exercisable at $7.50 per share, and warrants to purchase an aggregate of 1,158,210 shares of our common stock, currently exercisable from $5.35-$7.37 per share, reflecting our October 1999 offering of 4,000,000 shares of common stock, and subject to adjustment with future offerings. Exercise of options and warrants at prices below the market price of our common stock could adversely affect the price of our common stock. Additional dilution may result from the issuance of shares in connection with collaborations or manufacturing arrangements, or in connection with other financing efforts.

Our Certificate of Incorporation and Delaware Law Contain Provisions that Could Discourage a Takeover.

     Our certificate of incorporation provides our board of directors the power to issue shares of preferred stock without stockholder approval. This preferred stock could have voting rights, including voting rights that could be superior to that of our common stock, and the board of directors has the power to determine these voting rights. In addition, Section 203 of the Delaware General Corporation Law contains provisions which impose restrictions on stockholder action to acquire control of Magainin. The effect of these provisions of our certificate of incorporation and Delaware law provisions would likely discourage third parties from seeking to obtain control.

We May be Subject to Year 2000 Compliance Risks, Which Could Disrupt Our Operations and the Operations of Our Collaborators.

     We use computers in various aspects of our business, and are therefore exposed to year 2000, or Y2K, problems. If unresolved, these computer system problems could result in operational delays, financial miscues, manufacturing errors, lost clinical data or other unforeseen consequences. In mid-1998, we initiated a compliance program with the following objectives:

     . identifying potentially non-compliant internal systems;

     . updating and/or replacing aging hardware;

     . upgrading or updating software/network systems;

     . assuring company-wide Y2K compliance;

     . assessing third-party risks; and

     . establishing contingency plans for any third-party risks identified.

     We identified, through internal testing and discussions with significant vendors, that some administrative computers and software, as well as some laboratory systems used for research, were not Y2K compliant. In order to make these systems compliant, we have elected to replace hardware or upgrade software systems. Our critical internal systems and computers have been replaced and upgraded and have tested Y2K compliant, all at a cost of less than $100,000.

  In the process of contacting significant vendors about potential Y2K risks during the year, most third-parties have advised us that they will make every effort to be compliant prior to December 31, 1999; however, these third-parties could not provide us with assurances that they will be compliant on a timely basis. We have important third-party relationships with sales and marketing partners, manufacturers and clinical study administrators. None of our contracts with these vendors address Y2K problems or their remediation or prevention, and no assurances of compliance can be given by these parties. We will continue to monitor the progress of these third-party vendors and will adjust our contingency plans if any significant risks are identified. Necessary contingency plans or remedies could be expensive.

     In a worst case scenario, we could experience delays in receiving R&D supplies and accessing data on patients enrolled in clinical studies. These delays could slow commercialization efforts and research and development programs, or impact our ability to effectively manage and monitor these programs. Our Y2K compliance program is expected to reduce our level of uncertainty about internal Y2K problems and Y2K problems of significant third parties with whom we conduct business.


RESULTS OF OPERATIONS

Revenues

     We have received no revenues from product sales. Revenues recorded to date have consisted principally of revenues recognized under collaborations with corporate partners. We recorded revenue of $10,000,000 in 1997 reflecting the receipt of payments under the SmithKline Agreement entered into in February 1997 for LOCILEX(TM) Cream. We do not expect to realize additional milestone revenues from our arrangement with SmithKline, unless and until we receive FDA approval of LOCILEX(TM) Cream. We have no other currently existing collaborations that will result in the realization of research and development revenues.

Research and Development Expenses


     Research and development expenses decreased in the three and nine months ended September 30, 1999 as compared to the same periods a year ago, due principally to reductions in manufacturing development, clinical and regulatory costs, and personnel expenses. The level of research and development expenses in future periods will depend principally upon the progress of our research programs.

General and Administrative Expenses

     General and administrative expenses consist principally of personnel costs and professional fees and have decreased for both the three and nine months ended September 30, 1999 as compared to the same periods a year ago due principally to reductions in personnel expenses.

Other Income and Expense

     Interest income decreased in both the three and nine months ended September 30, 1999 as compared to the same periods of the prior year due to lower investment balances during these periods.

Net Loss

     Our goal is to conduct significant research, pre-clinical development, clinical testing and manufacturing activities over the next several years. We expect that these activities, together with projected general and administrative expenses, will result in continued and significant losses.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES


     Cash and investments were $9,436,000 at September 30, 1999 as compared to $22,871,000 at December 31, 1998. The primary use of cash was to finance our operations.

     Since inception, we have funded our operations primarily from the proceeds of public and private placements of securities, including:

     . $17,080,000 raised from our initial public offering in December 1991; . $21,469,000 raised from a public offering completed in February 1993; . $18,023,000 raised from a private placement completed in October 1993;

     .  $32,627,000 raised from a public offering completed in August 1995;
     .  $11,932,000 raised from a private placement completed in August 1996;
     .  $19,172,000 raised from a public offering completed in December 1997;
     .  $ 2,000,000 raised from a private placement completed in December 1998;
        and
     .  $ 4,000,000 raised from a public offering completed in October 1999.

     In addition to the above, we have funded our operations from contract and grant revenues, interest income and lease and debt financing.

     Accounts payable and accrued expenses decreased $7,368,000 to $1,285,000 at September 30, 1999, due principally to the payment of $4,000,000 to Abbott and the reclassification to long-term of the $2,933,000 obligation described below.

     Long-term liabilities increased by $2,933,000 reflecting the present value of additional amounts due to Abbott under certain conditions. (See "Note 5" in "Notes to Financial Statments")

     Under the terms of our $2,500,000 note payable, we make monthly interest-only payments at a rate of 7.375%, with principal due in June 2000. We maintain investments of $2,739,000 as collateral for the note payable.

     In February 1997, we entered into a development, supply and distribution agreement in North America with SmithKline for LOCILEX(TM) Cream. SmithKline has paid us $10,000,000 under this agreement, which we received in 1997. We had hoped to commercialize LOCILEX(TM) Cream in the near term. However, with the FDA's decision, near term commercialization of LOCILEX Cream will not occur, and we will generate no revenues from LOCILEX(TM) Cream in the near future. The SmithKline Agreement also gives SmithKline rights to terminate the arrangement, and, under certain conditions, the right to negotiate for rights to another Magainin product development candidate.

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

     We will need to raise substantial additional funds in the future to continue our research and development programs and to commercialize our potential products. If we are unable to raise such funds, we may be unable to complete our development activities for any of our proposed products.

     On October 21, 1999 the Company completed a public offering of 4,000,000 shares of its common stock. The Company sold 3,860,000 shares of common stock to its three largest institutional shareholders at $1.00 per share, a formula-based average stock price over an agreed upon period of time through October 15, 1999, the date the Company's registration statement was declared effective. Members of the Company's board of directors also purchased an aggregate of 140,000 shares of common stock at $1.125 per share, the closing price on Friday, October 15, 1999. Proceeds from the offering totaled approximately $4.0 million.

     We maintained cash and investments of $9.4 million at September 30, 1999. At September 30, 1999, we had current liabilities of $3.8 million. In the absence of raising additional funds beyond the October 1999 financing, or significantly reducing expenses, we do not have sufficient resources to sustain operations beyond 2000.

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

     The production of peptides, such as LOCILEX(TM) Cream and other magainin peptides, is expensive relative to the production of the traditional antibiotics. We are pursuing alternative manufacturing sources, including recombinant manufacturing, in order to improve the gross margins available to us on any sales of these products. These programs, however, are at an early stage and will require significant expenditures over an extended period of time. Ultimately, we may be unable to develop a more cost-effective manufacturing process and, even if we develop a more cost-effective process, the FDA may not approve such a process.

     We had an agreement with Abbott Laboratories providing for the purchase of approximately $10 million of bulk drug substance for LOCILEX(TM) Cream. As FDA approval of LOCILEX(TM) Cream has not occurred, we renegotiated this agreement with Abbott. As a result, we have agreed to pay Abbott $4.2 million, of which $4.0 million has been paid to date, and we will receive partial delivery of material. An additional $3.4 million is due to Abbott and payable if we receive in excess of $10.0 million of additional funds in any year beginning in 2000, in which case 15% of such excess over $10.0 million shall be payable to Abbott. We have no further purchase commitments to Abbott, and Abbott has no further supply requirements to us.

     Our capital expenditure requirements will depend upon numerous factors, including the progress of our other research and development programs, the time and cost required to obtain regulatory approvals, our ability to enter into additional collaborative arrangements, the demand for products based on our technology, if and when such products are approved, and possible acquisitions of products, technologies and companies. We had no significant capital commitments as of September 30, 1999.


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

  None

  ITEM 5.  Other Information

  None

  ITEM 6.  Exhibits and Reports on Form 8-K

  (a)  Exhibits

       27  Financial Data Schedule

  (b)  Reports on Form 8-K

       During the quarter ended September 30, 1999, the Registrant filed the following Current Reports on Form 8-K.

       . On July 26, 1999, Magainin filed a Current Report on Form 8-K for the Regulatory Notification that LOCILEX(TM) Cream Is Not Approvable

       . On September 28, 1999, Magainin filed a Current Report on Form 8-K for the Renegotiation of the Abbott Laboratories Contract

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              Magainin Pharmaceuticals Inc.
                                                     (Registrant)



Date: November 12, 1999                       /s/ Michael R. Dougherty
                                              ----------------------------------
                                              Michael R. Dougherty
                                              President, Chief Executive Officer
                                              and Chief Financial Officer