Form 10-K405
period 1999-12-31
MAGAININ PHARMACEUTICALS INC
filed 2000-03-15
CIK 880431

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                            ----------------------

                                    FORM 10-K

(Mark One)

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
    For the fiscal year ended December 31, 1999

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $164,385,000. Such aggregate market value was computed by reference to the closing price of the Common Stock as reported on the National Market System of The Nasdaq Stock Market, on February 17, 2000. For purposes of this calculation only, the registrant has defined affiliates as including all directors and executive officers. The number of shares of the registrant's Common Stock outstanding as of February 17, 2000 was 26,943,116.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Definitive Proxy Statement for the Registrant's 2000 Annual Meeting of Stockholders to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Form 10-K.

===============================================================================

                         MAGAININ PHARMACEUTICALS INC.

                              INDEX TO FORM 10-K

                                  Description                                                           Page No.
                                  -----------                                                           -------
Part I     Item 1     Business........................................................................      2
           Item 2     Properties......................................................................     25
           Item 3     Legal Proceedings...............................................................     25
           Item 4     Submission of Matters to a Vote of Security Holders.............................     25
Part II    Item 5     Market for Registrant's Common Equity and Related Stockholder Matters...........     26
           Item 6     Selected Financial Data.........................................................     27
           Item 7     Management's Discussion and Analysis of Results of Operations and
                      Financial Condition.............................................................     27
           Item 7A    Quantitative and Qualitative Disclosure About Market Risk.......................     31
           Item 8     Financial Statements and Supplementary Data.....................................     31
           Item 9     Changes in and Disagreements with Accountants on Accounting and
                      Financial Disclosure............................................................     31
Part III   Item 10    Directors and Executive Officers of the Registrant..............................     31
           Item 11    Executive Compensation..........................................................     31
           Item 12    Security Ownership of Certain Beneficial Owners and Management..................     31
           Item 13    Certain Relationships and Related Transactions..................................     31
Part IV    Item 14    Exhibits, Financial Statement Schedules and Reports on Form 8-K.................     32
                      Index to Financial Statements...................................................    F-1

Item 1.  BUSINESS

GENERAL

     Magainin Pharmaceuticals is a biopharmaceutical company with research and development efforts in anti-angiogenesis, respiratory genomics and infectious disease.

Anti-Angiogenesis Program

     Squalamine is our lead product development candidate currently being evaluated in Phase II clinical studies for the treatment of solid tumors. Clinical studies are currently ongoing in non-small cell lung cancer, ovarian cancer and certain other solid tumors. Additional studies are expected to commence in pediatric neuroblastoma and prostate cancer. These studies will evaluate intravenously administered squalamine in combination with leading chemotherapeutics in each indication.

     Originally discovered in the dogfish shark, squalamine is part of a class of naturally occurring, pharmacologically active small molecules known as aminosterols. Squalamine is an anti-angiogenic molecule with a unique mechanism of action and has shown broad application across several cancer types in preclinical testing.

     Cancer includes many different types of uncontrolled cellular growth. Clusters of cancer cells, referred to as tumors, may invade and destroy surrounding organs, impair physiological function and lead to death. To survive, cancer cells require oxygen and nutrients, which are received from the body's blood supply. In order to access this blood supply, cancer cells initiate a biochemical mechanism that stimulates angiogenesis, which provides the blood supply that nourishes the tumor. As cancer cells grow and metastasize (spread from primary sites to secondary sites) they require continuous angiogenesis. Anti-angiogenic substances are intended to inhibit the growth of new blood vessels and thereby suppress tumor growth.

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

     We also maintain a research program evaluating squalamine in eye disease. Collaborators at Georgetown University have recently received a grant from the Juvenile Diabetes Foundation to study squalamine in diabetic retinopathy, a leading cause of blindness caused by aberrant blood vessel growth in the eye.

     Additionally, we expect to initiate clinical testing of squalamine in fibrodysplasia ossificans progressiva, a rare genetic disorder in which there is progressive immobility and disability.

Respiratory Genomics

     In 1996, Magainin initiated a research program in the genomics of asthma. Genomics analyses in both humans and animals have generated substantial support for interluken-9 (IL9) as a major mediator of asthma. IL9 is a gene that varies in DNA structure and function in asthmatic and allergic humans and animals. We maintain a comprehensive research and development program to identify additional genes which may be implicated in respiratory disease. We investigate the role of these genes in the allergic inflammatory response, with the objective of utilizing the optimal biologic gene targets in the development of novel therapeutics for asthma and allergy.

     We have three distinct areas of focus within the respiratory program:

Biologics Based Anti-IL9 Therapeutics

     We believe an antibody to IL9 has significant promise as a therapy for asthma. In December 1998, we entered into a collaborative research and option agreement with Genentech, Inc. relating to the development of a protein therapeutic in asthma. We are currently in discussions with Genentech as to the continuation and expansion of this program.

Asthma Gene Database (Screening Program)

     We employ functional genomics to discover additional therapeutic targets for respiratory disease. Numerous targets have been identified, validated and added to our Asthma Gene Database. These include genes and gene products that can be antagonized by biological therapeutics, such as proteins and traditional small molecules. Chemical libraries can be screened for activity against these targets using our proprietary high throughput screening programs.

Small Molecule Therapeutics

     We have identified a number of small molecules which we believe to be excellent drug development candidates in respiratory disease. These include MSI-1432, which blocks T-cell adhesion and proliferation in response to antigens. Other small molecules have also been evaluated, including MSI-1953, an inhibitor of mucin production.

Infectious Disease

     We have conducted research and development efforts in infectious diseases over many years. The magainin class of compounds, originally discovered in the frog, have been shown to have activity against a variety of pathogens, including bacteria, amoebae, fungi and parasites.

     Antibiotic resistance, an increasing problem, is the process by which antibiotics lose their effectiveness over time as bacteria, through mutation, develop the means to produce enzymes capable of diminishing the utility of an antibiotic. We have not noted the development of antibiotic resistance to the magainins. We believe this is due to the unique mechanism of action of the magainins; magainins puncture the cell membrane and break down the integrity of the cell, killing bacteria differently than traditional antibiotics.

     LOCILEX(TM) Cream, a topical cream antibiotic for the treatment of infection in diabetic foot ulcers, had been our lead product development candidate. LOCILEX(TM) Cream did not obtain approval from the FDA in July 1999, and we have since refocused our near-term product development efforts on other programs.

Other Programs

     We have engaged in extensive research and development efforts on compounds derived from the host-defense systems of animals. The host-defense system is the complex of natural processes and mechanisms used by animals and humans as protection against disease. Naturally occurring molecules, such as the magainins and aminosterols, provide a first line of defense against infection and other diseases. Our intent is to leverage off the many thousands of years in which these compounds have worked in animal systems, in evaluating the pharmacologic activity of such compounds in human disease.

Other Magainin Peptides

     Magainin peptides have demonstrated in preclinical testing the potential for broad application in a number of indications:

     Cancer/Tumorcidal: MSI-1857 is a chemically modified magainin peptide formulated for systemic delivery. In preclinical animal models, MSI-1857 enhanced the cellular uptake and activity of standard chemotherapeutics against tumors. MSI-1596 is a generic antibiotic peptide with similar activity to MSI-1857. Preclinical testing of MSI-1596 in animal models is underway where demonstration of substantial anti-tumor activity may provide for a rapid clinical development program.

     Other Topical Infections: Various magainin peptides have shown promise in a broad variety of applications including eye infections, acne, sexually transmitted diseases and yeast infections. There may also be potential use against viruses, including rhinoviruses that cause the common cold.

     Systemic Infections: Magainin peptides are broad spectrum antibiotics that have shown no resistance or cross-resistance to other anti-infectives in testing to date. Preclinical data demonstrated activity against pathogens in various infectious disease models.

     Agricultural Anti-Fungal: Ornamental plants genetically altered to express certain magainins have shown resistance to fungal and other crop diseases.

     We are developing an E. coli-based recombinant manufacturing process. Recombinant methods would increase the availability, and decrease the cost, of magainin peptides for various applications.

Other Aminosterols

     We have discovered a number of other aminosterol compounds in the shark, each differing from squalamine in chemical structure and interacting with a separate, specific receptor. These compounds affect the intracellular metabolism in a manner that disturbs the target cell responses to certain growth factors, hormones and other signals. Therapeutic opportunities for these compounds may include obesity, various malignancies, inflammatory diseases, and viral infections.

Defensins

     In the process of researching animal host-defenses across different species, we have helped demonstrate that all species, including humans, utilize some form of local antimicrobial defense beyond their systemic immune systems. In humans, we have identified host-defense molecules (defensins) in the lungs, the GI tract and the skin. We have also identified several natural "inducers" of local antimicrobial defenses. Some of these compounds are found in nature, are generally regarded as safe (i.e., GRAS substances), and may possess novel nutritional, as well as, pharmaceutical immunostimulant applications.

                            ______________________


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

RISK FACTORS RELATED TO OUR BUSINESS

     Our disclosure and analysis in this report contains some forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Such statements may include words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to present or anticipated scientific progress, development of potential pharmaceutical products, future revenues, capital expenditures, research and development expenditures, future financing and collaborations, personnel, manufacturing requirements and capabilities, and other statements regarding matters that are not historical facts or statements of current condition.

     Any or all of our forward-looking statements in this report may turn out to be wrong. They can be affected by inaccurate assumptions we might make, or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially.

     We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our filings with the SEC. Also note that we provide the following cautionary discussion of risks and uncertainties relevant to our business. These are factors that we think could cause our actual results to differ materially from expected results. Other unanticipated occurrences besides those listed here could also adversely affect us. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

If We Do Not Raise Additional Capital, We May Not Be Able to Continue Our Research and Development Programs and May Never Commercialize Any Products.

     We maintained cash and investments of $10,600,000 at December 31, 1999. At December 31, 1999, we had current liabilities of $3,200,000. In the absence of raising additional funds or significantly reducing expenses, we do not have sufficient resources to sustain operations beyond 2000. We will need to raise substantial additional funds in the future to continue our research and development programs and to commercialize our potential products. If we are unable to raise such funds, we may be unable to complete our development activities for any of our proposed products.

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

     We expect to evaluate all available strategic alternatives to finance our programs and technology, including broad-based alliances or mergers intended to create better-financed entities.

We Expect to Continue to Incur Substantial Losses.

     To date, we have engaged primarily in the research and development of drug candidates. We have not generated any revenues from product sales and have incurred losses in each year since our inception. As of December 31, 1999, we had an accumulated deficit of approximately $145,100,000.

     Our proposed products are in a relatively early developmental stage and will require significant research, development and testing. We must obtain regulatory approvals for all of our proposed products prior to commercialization of the product. Our operations are also subject to various competitive and regulatory risks. As a result, we are unable to predict when or if we will achieve any product revenues. We expect to experience substantial losses in the foreseeable future as we continue our research, development and testing efforts, which will cause us to have continued negative results of operations.

The FDA Has Deemed Our New Drug Application, NDA, for LOCILEX(TM) Cream to Be Not Approvable, Which Will Prevent Near-Term Commercialization of the Product.

     We announced on July 26, 1999 that we received notification from the U.S. Food and Drug Administration, FDA, that our NDA for LOCILEX(TM) Cream had been deemed not approvable.

     LOCILEX(TM) Cream, a topical cream antibiotic for the treatment of infection in diabetic foot ulcers, had been our lead product development candidate. We had hoped to commercialize LOCILEX(TM) Cream in the near-term. However, with the FDA's decision, near-term commercialization of LOCILEX(TM) Cream will not occur, and we will generate no revenues from LOCILEX(TM) Cream in the near future.

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

     .    require additional testing or information; or

     .    deny the application.

2.   FDA Manufacturing Approval:

     Detailed manufacturing information is also required to be included in the NDA, for review and approval by the FDA. All manufacturing facilities and processes must comply with good manufacturing practices, or GMP, regulations prescribed by the FDA. All manufacturers must, among other things, pass manufacturing plant inspections and provide records of detailed manufacturing processes. Among other things, it must be demonstrated that:

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


We Will Rely on Marketing and Development Partners and if They Do Not Perform as Expected, We May Not Successfully Commercialize Our Products.

     We do not have our own sales and marketing staff. In order to successfully develop and market our products, we must enter into marketing and distribution arrangements with third parties. We also expect to delegate the responsibility for all, or a significant portion, of the development and regulatory approval for certain products to partners. If our partners do not develop an approvable or marketable product or do not market a product successfully, we may not achieve necessary product revenues. Additionally, we may be unable to enter into other successful arrangements.

     We concluded a collaborative research agreement with Genentech, Inc. in the asthma area in December 1999. We are currently in discussions with Genentech as to the continuation and expansion of this program. Genentech may choose not to enter into an agreement, or we may not be able to agree upon terms for an agreement. We will need partners in the asthma area to assist us with commercializing our technology, and we may be unable to enter into a similar agreement or find as effective a partner as Genentech.

     We also have a development, supply and distribution agreement with SmithKline Beecham for LOCILEX(TM) Cream. Future milestone payments and sales proceeds from SmithKline will occur only if LOCILEX(TM) Cream is eventually approved.

     We do not have control over the amount and timing of resources to be devoted to our products by our collaborative partners. In the future, the interests of our collaborators may not be consistent with our interests. Collaborators may develop products independently or through third parties that could compete with our proposed products. For example, SmithKline maintains a significant presence in the antibiotic area and currently sells a topical antibiotic product indicated for the treatment of certain skin infections.

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

If We Are Not Able to Innovate and Develop Products as Rapidly as Our Competitors, Our Products May Not Achieve Market Acceptance.

     The pharmaceutical industry is characterized by intense competition. Many companies, research institutions and universities are conducting research and development activities in a number of areas similar to our fields of interest. We are aware that research on compounds derived from animal host-defense systems is being conducted by others. Many companies are also currently involved in research and development activities focused on the pathogenesis of disease, and the competition among companies attempting to find genes responsible for disease is intense. Most of these entities have substantially greater financial, technical, manufacturing, marketing, distribution and other resources. We may also face competition from companies using different or advanced techniques that could render our products obsolete.

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

     We had an agreement with Abbott Laboratories providing for the purchase of approximately $10,000,000 of bulk drug substance for LOCILEX(TM) Cream. As FDA approval of LOCILEX(TM) Cream did not occur, we renegotiated this agreement with Abbott in 1999, paying Abbott $4,200,000 and receiving partial delivery of material. An additional $3,400,000 million is due to Abbott and payable if we receive in excess of $10,000,000 of additional funds in any year beginning in 2000, in which case 15% of such excess over $10,000,000 shall be payable to Abbott. We have no further purchase commitments to Abbott, and Abbott has no further supply requirements to us.


2.   Alternative Production Processes:

     The production of peptides, such as LOCILEX(TM) Cream and other magainin peptides, is expensive relative to the production of traditional antibiotics. We are pursuing alternative manufacturing sources, including recombinant manufacturing, in order to improve the gross margins available to us on any sales of these products. These programs, however, are at an early stage and will require significant expenditures over an extended period of time. Ultimately, we may be unable to develop a more cost-effective manufacturing process and, even if we develop a more cost-effective process, the FDA may not approve such a process.

     We are also currently working with outside contractors for the chemical production of squalamine. Production of squalamine and other proposed products will also require significant expenditure.

3.   Alternative Future Uses of LOCILEX(TM) Cream:

     There are no currently identified alternative uses of bulk drug substance for LOCILEX(TM) Cream.


We Depend on Our Intellectual Property, and If We Are Unable to Protect Our Intellectual Property We May Not Realize Optimal Value from Our Technology.

1.   Patents:

     Our success depends, in part, on our ability to develop and maintain a strong patent position for our products and technologies, both in the United States and other countries. As with most biotechnology and pharmaceutical companies, our patent position is highly uncertain and involves complex legal and factual questions. Without patent and other protections, other companies could offer substantially identical products for sale without incurring the sizeable development and testing costs that we have incurred. Our ability to recoup these expenditures and realize profits upon commercialization could be diminished.

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

     .    our products cause undesirable side effects or injury in the market;
          or

     .    third parties that we have agreed to indemnify incur liability.

     While we carry insurance, this coverage is expensive and we may be unable to maintain adequate coverage on acceptable terms.

If We Do Not Receive Adequate Third-Party Reimbursement for Any of Our Drug Candidates, Some Patients May Be Unable to Afford Our Products and Sales Could Suffer.

     In both the United States and elsewhere, the availability of reimbursement from third-party payers, such as government health administration authorities, private health insurers and other organizations, can impact prescription pharmaceutical sales. These organizations are increasingly challenging the prices charged for medical products and services, particularly where they believe that there is only an incremental therapeutic benefit which does not justify the additional cost. Coverage and reimbursement may not be available for our proposed products, or, if available, may not be adequate. Without insurance coverage, many patients may be unable to afford our products, and we may not reach optimal sales levels.

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

Our Stock Price Is Extremely Volatile Due to a Number of Factors.

     The market prices and trading volumes for securities of biopharmaceutical and biotechnology companies, including ours, have historically been, and will likely continue to be, highly volatile. Future events affecting our business, or that of our competitors, may significantly impact our stock price, including:

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

     Our common stock is listed on the Nasdaq National Market. Nasdaq requires listed companies to maintain standards for continued listing, including a minimum bid price for shares of a company's stock and a minimum tangible net worth. If we are unable to maintain these standards, our common stock could be delisted. Trading in our stock would then be conducted on the Nasdaq Small Cap Market unless we are unable to meet the requirements for inclusion therein. If we were unable to meet the requirements for inclusion in the Small Cap Market, our common stock would be traded on an electronic bulletin board established for securities that do not meet the Nasdaq listing requirements or in quotations published by the National Quotation Bureau, Inc. that are commonly referred to as the "pink sheets." As a result, it could be more difficult to sell, or obtain an accurate quotation as to the price of our common stock.

     In addition, if our common stock were delisted, it would be subject to the so-called "penny stock" rules. The SEC has adopted regulations that define a "penny stock" to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules impose additional sales practice requirements on broker-dealers, subject to certain exceptions.

     For transactions covered by the penny stock rules, a broker-dealer must make a special suitability determination for the purchaser and must have received the purchaser's written consent to the transaction prior to the sale. The penny stock rules also require broker-dealers to deliver monthly statements to penny stock investors disclosing recent price information for the penny stock held in the account, and information on the limited market in penny stocks. Prior to the transaction, a broker-dealer must provide a disclosure schedule relating to the penny stock market. In addition, the broker-dealer must disclose the following:

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

The Exercise of Options and Warrants and Other Issuances of Shares Could Have A Dilutive Effect on Our Stock Price.

     As of December 31, 1999, there were outstanding options to purchase an aggregate of 3,662,000 shares of our common stock at prices ranging from $0.40 per share to $16.75 per share, of which approximately 2,141,000 were exercisable as of such date. Also outstanding at December 31, 1999 were warrants to purchase 229,739 shares of our common stock exercisable at $8.00 per share, and warrants to purchase an aggregate of 1,158,210 shares of our common stock, currently exercisable from $5.35-$7.37 per share, and subject to adjustment with future offerings. Exercise of options and warrants at prices below the market price of our common stock could adversely affect the price of our common stock. Additional dilution may result from the issuance of shares in connection with collaborations or manufacturing arrangements, or in connection with other financing efforts.

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


THE COMPANY

Background

     Magainin Pharmaceuticals is a biopharmaceutical company with research and development efforts in anti-angiogenesis, respiratory genomics and infectious disease.

Anti-Angiogenesis Program

     Squalamine is our lead product development candidate currently being evaluated in Phase II clinical studies for the treatment of solid tumors. Clinical studies are currently ongoing in non-small cell lung cancer, ovarian cancer and certain other solid tumors. Additional studies are expected to commence in pediatric neuroblastoma and prostate cancer. These studies will evaluate intravenously administered squalamine in combination with leading chemotherapeutics in each indication.

     Originally discovered in the dogfish shark, squalamine is part of a class of naturally occurring, pharmacologically active small molecules known as aminosterols. Squalamine is an anti-angiogenic molecule with a unique mechanism of action and has shown broad application across several cancer types in preclinical testing.

     Within the human body, a network of arteries, capillaries and veins, known as the vasculature, functions to transport blood throughout the body. The basic network of the vasculature is developed through angiogenesis, a fundamental process by which new blood vessels are formed. This growth process primarily occurs during the first three months of embryonic development. Once the general network of the blood vessels is complete, certain inhibitory factors balance and stabilize the stimulators of new blood vessel formation. Although angiogenesis occurs in human embryonic development, wound healing and in certain reproductive processes in women, angiogenesis is also associated with several diseases, including cancer, diabetic retinopathy and macular degeneration.

     Cancer includes many different types of uncontrolled cellular growth. Clusters of cancer cells, referred to as tumors, may invade and destroy surrounding organs, impair physiological function and lead to death. To survive, cancer cells require oxygen and nutrients, which are received from the body's blood supply. In order to access this blood supply, cancer cells initiate a biochemical mechanism that stimulates angiogenesis, which provides the blood supply that nourishes the tumor. As cancer cells grow and metastasize (spread from primary sites to secondary sites) they require continuous angiogenesis. Anti-angiogenic substances are intended to inhibit the growth of new blood vessels and thereby suppress tumor growth.

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

     Cancer is the second most common cause of death in the Western world, exceeded only by coronary heart disease. Cancer patients are usually treated with a combination of surgery, radiation therapy and chemotherapy. Surgery and radiation therapy can be particularly effective in patients in which the disease has not yet spread to other tissue or organs. Chemotherapy is the principal treatment for tumors that have metastasized. Chemotherapy involves the administration of so-called cytotoxic drugs designed to kill cancer cells, or the administration of hormone analogues to either reduce the production of, or block the action of, certain hormones, such as estrogens and androgens, which affect the growth of tumors. Because chemotherapeutic agents generally attack rapidly dividing cells indiscriminately, damaging both normal and cancerous cells, chemotherapy patients often suffer serious side effects. Additionally, resistance to chemotherapy inevitably occurs over time.

     We also maintain a research program evaluating squalamine in eye disease. Collaborators at Georgetown University have recently received a grant from the Juvenile Diabetes Foundation to study squalamine in diabetic retinopathy, a leading cause of blindness caused by aberrant blood vessel growth in the eye.

     Additionally, we expect to initiate clinical testing of squalamine in fibrodysplasia ossificans progressiva, a rare genetic disorder in which there is progressive immobility and disability.

Respiratory Genomics

     In 1996, Magainin initiated a research program in the genomics of asthma. Genomics analyses in both humans and animals have generated substantial support for interluken-9 (IL9) as a major mediator of asthma. IL9 is a gene that varies in DNA structure and function in asthmatic and allergic humans and animals. We maintain a comprehensive research and development program to identify additional genes which may be implicated in respiratory disease. We investigate the role of these genes in the allergic inflammatory response, with the objective of utilizing the optimal biologic gene targets in the development of novel therapeutics for asthma and allergy.

     Asthma is a serious, chronic illness characterized by one or more symptoms, including episodic shortness of breath, wheezing, coughing and chest tightness, that appears to be increasing in prevalence and severity. The complex pathophysiology of asthma is under intensive scrutiny; however, its precise causes are not well understood. The recognition that specific genetic and environmental factors are important in the etiology of asthma has prompted an intensive search for genes that significantly influence susceptibility to this common disorder. While genetic susceptibility to bronchial hyperresponsiveness and asthma is likely due to multiple genes acting together, the identification of specific susceptibility genes provides valuable insight into the molecular pathways associated with this condition.

     We have three distinct areas of focus within the respiratory program:

Biologics Based Anti-IL9 Therapeutics

     We believe an antibody to IL9 has significant promise as a therapy for asthma. In December 1998, we entered into a collaborative research and option agreement with Genentech, Inc. relating to the development of a protein therapeutic in asthma. We are currently in discussions with Genentech as to the continuation and expansion of this program.

Asthma Gene Database (Screening Program)

     We employ functional genomics to discover additional therapeutic targets for respiratory disease. Numerous targets have been identified, validated and added to our Asthma Gene Database. These include genes and gene products that can be antagonized by biological therapeutics, such as protein, and traditional small molecules. Chemical libraries can be screened for activity against these targets using our proprietary high throughput screening programs.

Small Molecule Therapeutics

     We have identified a number of small molecules which we believe to be excellent drug development candidates in respiratory disease. These include MSI-1432, which blocks T-cell adhesion and proliferation in response to antigens. Other small molecules have also been evaluated, including MSI-1953, an inhibitor of mucin production.

Infectious Disease

     We have conducted research and development efforts in infectious diseases over many years. The magainin class of compounds, originally discovered in the frog, have been shown to have activity against a variety of pathogens, including bacteria, amoebae, fungi and parasites.

     Antibiotic resistance, an increasing problem, is the process by which antibiotics lose their effectiveness over time as bacteria, through mutation, develop the means to produce enzymes capable of diminishing the utility of an antibiotic. We have not noted the development of antibiotic resistance to the magainins. We believe this is due to the unique mechanism of action of the magainins; magainins puncture the cell membrane and break down the integrity of the cell, killing bacteria differently than traditional antibiotics.

     LOCILEX(TM) Cream, a topical cream antibiotic for the treatment of infection in diabetic foot ulcers, had been our lead product development candidate. LOCILEX(TM) Cream did not obtain approval from the FDA in July 1999, and we have since refocused our near-term product development efforts on other programs.

Other Programs

     We have engaged in extensive research and development efforts on compounds derived from the host-defense systems of animals. The host-defense system is the complex of natural processes and mechanisms used by animals and humans as protection against disease. Naturally occurring molecules, such as the magainins and aminosterols, provide a first line of defense against infection and other diseases. Our intent is to leverage off the many thousands of years in which these compounds have worked in animal systems, in evaluating the pharmacologic activity of such compounds in human disease.

Other Magainin Peptides

     Magainin peptides have demonstrated in preclinical testing the potential for broad application in a number of indications:

     Cancer/Tumorcidal: MSI-1857 is a chemically modified magainin peptide formulated for systemic delivery. In preclinical animal models, MSI-1857 enhanced the cellular uptake and activity of standard chemotherapeutics against tumors. MSI-1596 is a generic antibiotic peptide with similar activity to MSI-1857. Preclinical testing of

MSI-1596 in animal models is underway where demonstration of substantial anti-tumor activity may provide for a rapid clinical development program.

     Other Topical Infections: Various magainin peptides have shown promise in a broad variety of applications including eye infections, acne, sexually transmitted diseases and yeast infections. There may also be potential use against viruses, including rhinoviruses that cause the common cold.

     Systemic Infections: Magainin peptides are broad spectrum antibiotics that have shown no resistance or cross-resistance to other anti-infectives in testing to date. Preclinical data demonstrated activity against pathogens in various infectious disease models.

     Agricultural Anti-Fungal: Ornamental plants genetically altered to express certain magainins have shown resistance to fungal and other crop diseases.

     We are developing an E.coli-based recombinant manufacturing process. Recombinant methods would increase the availability, and decrease the cost, of magainin peptides for various applications.

Other Aminosterols

     We have discovered a number of other aminosterol compounds in the shark, each differing from squalamine in chemical structure and interacting with a separate, specific receptor. These compounds affect the intracellular metabolism in a manner that disturbs the target cell responses to certain growth factors, hormones and other signals. Therapeutic opportunities for these compounds may include obesity, various malignancies, inflammatory diseases, and viral infections.

Defensins

     In the process of researching animal host-defenses across different species, we have helped demonstrate that all species, including humans, utilize some form of local antimicrobial defense beyond their systemic immune systems. In humans, we have identified host-defense molecules (defensins) in the lungs, the GI tract and skin. We have also identified several natural "inducers" of local antimicrobial defenses. Some of these compounds are found in nature, are generally regarded as safe (i.e., GRAS substances), and may possess novel nutritional, as well as, pharmaceutical immunostimulant applications.

Drug Discovery

Host-Defense Drug Discovery

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

Magainins

     While conducting genetic and molecular biological research at the National Institutes of Health in 1987, Dr. Michael A. Zasloff, presently our Vice Chairman and Executive Vice President, isolated the first magainins from the African frog Xenopus laevis. In connection with his research, Dr. Zasloff was performing surgery on African clawed frogs in his laboratory. After suturing the frogs and returning them to their aquarium tank, he noticed that the incisions healed without infection, inflammation or notable scarring, despite being exposed to the bacteria-filled aquarium water. Dr. Zasloff deduced that the frogs produced a substance that protected them against infection. Eventually, he isolated, from the frog's skin, two related peptides, which he called magainins, and which were later shown to kill a variety of pathogens, including bacteria, amoebae, fungi and parasites.

     Magainins are peptides. A peptide is a chain of molecules, known as amino acids, that are considered to be one of the basic building blocks of the human body. Chains of 2 to 50 amino acids are generally referred to as peptides, while longer chains are referred to as proteins. We have modified natural peptides by rearranging the order and combination of amino acids and by substituting and deleting additional amino acids to produce magainins having a broader spectrum of therapeutic activity and improved potency.

     In the presence of a cell membrane rich in acidic phospholipids and poor in cholesterol, such as bacterial membranes, magainins twist into two-sided, spiral shaped molecules (helices), with one side soluble in the fat-like substance that comprise cell membranes and the other side soluble in water. Individual magainin peptides then aggregate and form a channel in the membrane of a pathogen. Once formed, this aggregation of magainin peptides punctures the cell membrane, breaks down the integrity of the cell and kills the pathogen. By rupturing bacteria and targeting a fundamental difference in cell membrane composition, magainins target and kill bacterial differently than traditional antibiotics. In certain cases, cancer cells also exhibit sufficient acidic phospholipids on their external membranes to be lysed by magainin peptides.

Aminosterols

     Squalamine was discovered in the body tissues of the dogfish shark. The shark was initially examined because of its known resistance to infection and cancer. The chemical structure of squalamine uniquely combines a steroid and a polyamine, two classes of systemic agents that are generally well tolerated in humans. Beyond squalamine, we have discovered several other aminosterol compounds in the shark. In preclinical testing, some of these compounds have demonstrated an ability to control cell growth, along with other pharmacologic properties. These properties may have application in the treatment of a number of disease indications characterized by cell proliferation, including cancer.

Respiratory Genomics and Drug Discovery

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

Collaborative Arrangements

Development and Marketing Collaborations

     Collaborations may allow us to leverage our scientific and financial resources and gain access to markets and technologies that would not otherwise be available to us. In the long term, development and marketing arrangements with established companies in the markets in which potential products will compete may allow our products more efficient access to intended markets and may, accordingly, conserve our resources. We expect that we will enter into development and marketing arrangements for most of the products we may develop. From time to time, we hold discussions with various potential partners.

     In February 1997, we entered into a development, supply and distribution agreement in North America with SmithKline for LOCILEX(TM) Cream. SmithKline has paid us $10,000,000 under this agreement, which we received in 1997. We had hoped to commercialize LOCILEX(TM) Cream in the near-term. However, with the FDA's decision, near-term commercialization of LOCILEX(TM) Cream will not occur, and we will generate no revenues from LOCILEX(TM) Cream in the near future. The SmithKline Agreement also gives SmithKline rights to terminate the arrangement, and, under certain conditions, the right to negotiate for rights to another Magainin product development candidate.

     In December 1998, we entered into a collaborative research and option agreement with Genentech relating to a protein therapeutic in asthma. Under this agreement, we jointly conducted a collaborative program to evaluate the utility of a blocking antibody to IL9 in suppressing the asthmatic response. Genentech made an initial equity investment of $2,000,000 in our company in 1998, and has an option to enter into a development and commercialization agreement with our company. Any such future development and commercialization agreement could provide for payments to us of up to $35,000,000, upon terms to be negotiated, and royalty payments on sales of products developed by Genentech in the field. We are currently in discussions with Genentech as to the continuation and expansion of this program. Genentech may choose not to enter into an agreement, or we may not be able to agree upon terms for an agreement.

Research and License Agreements

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

     We had an agreement with Abbott providing for the purchase of approximately $10,000,000 of bulk drug substance for LOCILEX(TM) Cream. As FDA approval of LOCILEX(TM) Cream did not occur, we renegotiated this agreement with Abbott in 1999, paying Abbott $4,200,000 and receiving partial delivery of material. An additional $3,400,000 is due to Abbott and payable if we receive in excess of $10,000,000 of additional funds in any year beginning in 2000, in which case 15% of such excess over $10,000,000 shall be payable to Abbott. We have no further purchase commitments to Abbott, and Abbott has no further supply requirements to us.


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

     .    require additional testing or information; or

     .    deny the application.

2.   FDA Manufacturing Approval:

     Detailed manufacturing information is also required to be included in the NDA for review and approval by the FDA. All manufacturing facilities and processes must comply with good manufacturing practices, or GMP, regulations prescribed by the FDA. All manufacturers must, among other things, pass manufacturing plant inspections and provide records of detailed manufacturing processes. Among other things, it must be demonstrated that:

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


Competition

     The pharmaceutical industry is characterized by intense competition. Many companies, research institutions and universities are conducting research and development activities in a number of areas similar to our fields of interest. We are aware that research on compounds derived from animal host-defense systems is being conducted by others. Many companies are also currently involved in research and development activities focused on the pathogenesis of disease, and the competition among companies attempting to find genes responsible for disease is intense. Most of these entities have substantially greater financial, technical, manufacturing, marketing, distribution and other resources. We may also face competition from companies using different or advanced techniques that could render our products obsolete.

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


OUR EXECUTIVE OFFICERS

     Our current executive officers are as follows:

Name                                      Age                          Position
----                                      ---                          --------
Michael R. Dougherty....................   42              President, Chief Executive Officer and
                                                           Chief Financial Officer
Roy C. Levitt, M.D......................   46              Executive Vice President and Chief
                                                           Operating Officer
Michael A. Zasloff, M.D., Ph.D..........   54              Vice Chairman and Executive Vice President
Kenneth J. Holroyd, M.D.................   41              Senior Vice President

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


EMPLOYEES

     As of December 31, 1999, we had 43 full-time employees. No employees are covered by collective bargaining agreements, and we consider relations with our employees to be good.


Item 2.    PROPERTIES

     We lease an aggregate of approximately 26,000 square feet of space in Plymouth Meeting, Pennsylvania for office and laboratory space. Our leases expire in 2001 and 2002, and provide for minimum annual payments of approximately $427,000 in 2000 and annual increases thereafter. We sublease approximately 5,000 square feet and expect offsetting minimum annual sub-lease payments of $119,000 in 2000.


Item 3.    LEGAL PROCEEDINGS

     We are not a party to any material litigation.



Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                    PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Magainin Pharmaceuticals Inc. common stock trades on The Nasdaq Stock Market(R) under the symbol MAGN. The quarterly range of high and low closing sales prices of our common stock, as reported on the Nasdaq National Market, are shown below.


         Year Ended December 31, 1999              High             Low
         ----------------------------              ----             ---
         1st Quarter...........................  $ 4.44           $ 1.44
         2nd Quarter...........................  $ 2.56           $ 1.50
         3rd Quarter...........................  $ 3.69           $ 1.00
         4th Quarter...........................  $ 2.25           $ 0.94

         Year Ended December 31, 1998              High              Low
         ----------------------------              ----              ---
         1st Quarter...........................  $ 8.75           $ 5.38
         2nd Quarter...........................  $ 8.19           $ 4.38
         3rd Quarter...........................  $ 6.00           $ 2.31
         4th Quarter...........................  $ 3.88           $ 2.38

Dividends

     We have not paid any cash dividends since our inception, and we do not anticipate paying any cash dividends in the foreseeable future. It is the present policy of the Board of Directors to retain all earnings, if any, to finance the development of our business.


Number of Holders of Common Stock

     At February 23, 1999, there were approximately 330 stockholders of record and approximately 5,600 beneficial owners of our common stock.

Item 6.  SELECTED FINANCIAL DATA

     The following table summarizes certain selected financial data. The selected financial data is derived from, and is qualified by reference to, our financial statements included herein.

                                                                     Year Ended December 31,
                                            -----------------------------------------------------------------------
                                               1999           1998            1997           1996           1995
                                            ---------       ---------      ---------      ---------       ---------
Statement of Operations Data:                               (In thousands, except per share amounts)

   Revenues:...........................
     Contract and government grant.....     $      --       $      --      $  10,088      $     150      $    2,056
     Related party contract............            --              --             --             --             280
                                            ---------       ---------      ---------      ---------      ----------
                                                   --              --         10,088            150           2,336
                                            ---------       ---------      ---------      ---------      ----------
   Costs and expenses:
     Research and development............       9,876          21,456         22,875         22,326          18,160
     General and administrative..........       2,870           3,292          3,246          3,488           3,137
     Charge for stock issuance relating to
       royalty buyout....................          --              --             --          7,080              --
                                            ---------       ---------      ---------      ---------      ----------
                                               12,746          24,748         26,121         32,894          21,297
                                            ---------       ---------      ---------      ---------      ----------
   Loss from operations..................     (12,746)        (24,748)       (16,033)       (32,744)        (18,961)
   Interest income.......................         755           1,640          1,770          2,172           1,778
   Interest expense......................        (225)           (196)          (118)           (48)            (32)
                                            ---------       ---------      ---------      ---------      ----------
   Net loss..............................   $ (12,216)      $ (23,304)     $ (14,381)     $ (30,620)     $  (17,215)
                                            =========       =========      =========      =========      ==========
   Net loss per share--basic and
      diluted............................   $   (0.52)      $   (1.05)     $   (0.73)     $   (1.71)     $    (1.17)
                                            =========       =========      =========      =========      ==========
   Weighted average shares outstanding...      23,706          22,235         19,679         17,938          14,696
                                            =========       =========      =========      =========      ==========



                                                                          December 31,
                                            -----------------------------------------------------------------------
                                               1999           1998            1997           1996           1995
                                            ---------       ---------      ---------      ---------       ---------
Balance Sheet Data:                                                      (In thousands)

   Cash and investments..................   $  10,644       $  22,871      $  39,061      $  33,340      $   43,666
   Working capital.......................       7,608          11,897         33,073         28,276          30,429
   Total assets..........................      12,731          25,891         42,444         36,376          45,727
   Total liabilities.....................       6,179          11,211          7,574          6,433           4,534
   Accumulated deficit...................    (145,144)       (132,928)      (109,624)       (95,243)        (64,623)
   Stockholders' equity..................       6,552          14,680         34,870         29,943          41,193


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Our disclosure and analysis in this report contains some forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Such statements may include words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe" and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to present or anticipated scientific progress, development of potential pharmaceutical products, future revenues, capital expenditures, research and development expenditures, future financing and collaborations, personnel, manufacturing requirements and capabilities, and other statements regarding matters that are not historical facts or statements of current condition.

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

     We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our filings with the SEC. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.


GENERAL

     We are a biopharmaceutical company with research and development efforts in anti-angiogenesis, respiratory genomics and infectious disease.

     Since commencing operations in 1988, we have not generated any revenue from product sales, and we have funded operations primarily from the proceeds of public and private placements of securities. We have incurred a loss in each year since our inception, and we expect to incur substantial additional losses for at least the next several years. We expect that losses may fluctuate, and that such fluctuations may be substantial. At December 31, 1999, our accumulated deficit was approximately $145,100,000. We will need to raise additional funds in the future to continue our operations.



RESULTS OF OPERATIONS

Revenues

     We have received no revenues from product sales. Revenues recorded to date have consisted principally of revenues recognized under collaborations with corporate partners. We recorded revenue of $10,000,000 in 1997 reflecting the receipt of payments under the SmithKline Agreement entered into in February 1997 for LOCILEX(TM) Cream. We had hoped to commercialize LOCILEX(TM) Cream in the near-term. However, with the FDA's decision not to approve LOCILEX(TM) Cream, near-term commercialization will not occur, and we will generate no revenues from LOCILEX(TM) Cream in the near future. We have no currently existing collaborations that will result in the realization of research and development revenues.


Research and Development Expenses

     Research and development expenses decreased in the year ended December 31, 1999 as compared to the same period a year ago, due to reductions in manufacturing development, clinical and regulatory costs, and personnel expenses, principally due to decreased development activity relating to LOCILEX(TM) Cream. Research and development expenses decreased slightly in the year ended December 31, 1998 as compared to those in the year ended December 31, 1997, due principally to reductions in clinical and manufacturing expenses.

     The level of research and development expenses in future periods will depend principally upon the progress of our research and development programs and our capital resources.


General and Administrative Expenses

     General and administrative expenses consist principally of personnel costs and professional fees and have decreased in 1999 as compared to the prior year due principally to a reduction in personnel expenses. General and administrative expenses in the year ended December 31, 1998 were comparable to those in the year ended December 31, 1997.


Other Income and Expense

     Interest income decreased during the years ended December 31, 1999 and 1998 as compared to the prior years, due to lower investment balances. The increase in interest expense for the years ended December 31, 1999 and 1998, as compared to the prior years, is due to higher debt balances.


Net Loss

     Our goal is to conduct significant research, pre-clinical development, clinical testing and manufacturing activities over the next several years. We expect that these activities, together with projected general and administrative expenses, will result in continued and significant losses.


FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

     Cash and investments were $10,644,000 at December 31, 1999 as compared to $22,871,000 at December 31, 1998. The primary use of cash was to finance our operations.

     Since inception, we have funded our operations primarily from the proceeds of public and private placements of securities, including:

     .    $17,080,000 raised from our initial public offering in December 1991;
     .    $21,469,000 raised from a public offering completed in February 1993;
     .    $18,023,000 raised from a private placement completed in October 1993;
     .    $32,627,000 raised from a public offering completed in August 1995;
     .    $11,932,000 raised from a private placement completed in August 1996;
     .    $19,172,000 raised from a public offering completed in December 1997;
     .    $ 2,000,000 raised from a private placement completed in December
          1998; and
     .    $ 3,915,000 raised from a public offering completed in October 1999.

     In addition to the above, we have funded our operations from contract and grant revenues, interest income and lease and debt financing.

     Accounts payable and accrued expenses decreased $7,989,000 to $664,000 at December 31, 1999, due principally to payments of $4,200,000 to Abbott Laboratories and the reclassification to long-term of the $2,962,000 obligation described below. We had an agreement with Abbott providing for the purchase of approximately $10,000,000 of bulk drug substance for LOCILEX(TM) Cream. As FDA approval of LOCILEX(TM) Cream did not occur, we renegotiated this agreement with Abbott in 1999, paying Abbott $4,200,000 and receiving partial delivery of material. An additional $3,400,000 is due to Abbott and payable if we receive in excess of $10,000,000 of additional funds in any year beginning in 2000, in which case 15% of such excess over $10,000,000 shall be payable to Abbott. We have no further purchase commitments to Abbott, and Abbott has no further supply requirements to us.

     Long-term liabilities increased by $2,962,000 at December 31, 1999 reflecting the present value of additional amounts due to Abbott under certain conditions related to the renegotiation of a our manufacturing agreement for LOCILEX(TM) Cream.

     Under the terms of our $2,500,000 note payable, we make monthly interest-only payments at an annual rate of 7.375%, with principal due in June 2000. We maintain cash and investments of $2,770,000 as collateral for the note payable.

     In October, 1999 we completed a public offering of 4,000,000 shares of common stock. Net proceeds from the offering totaled approximately $3.9 million.

     In February 1997, we entered into a development, supply and distribution agreement in North America with SmithKline for LOCILEX(TM) Cream. SmithKline has paid us $10,000,000 under this agreement, which we received in 1997. We had hoped to commercialize LOCILEX(TM) Cream in the near-term. However, with the FDA's decision, near-term commercialization of LOCILEX(TM) Cream will not occur, and we will generate no revenues from LOCILEX(TM) Cream in the near future. The SmithKline Agreement also gives SmithKline rights to terminate the arrangement, and, under certain conditions, the right to negotiate for rights to another Magainin product development candidate.

     In December 1998, we entered into a collaborative research and option agreement with Genentech relating to a protein therapeutic in asthma. Under this agreement, we jointly conducted a collaborative program to evaluate the utility of a blocking antibody to IL9 in suppressing the asthmatic response. Genentech made an initial equity investment of $2,000,000 in our company in 1998, and has an option to enter into a development and commercialization agreement with our company. Any such future development and commercialization agreement could provide for payments to us of up to $35,000,000, upon terms to be negotiated, and royalty payments on sales of products developed by Genentech in the field. We are currently in discussions with Genentech as to the continuation and expansion of this program. Genentech may choose not to enter into an agreement, or we may not be able to agree upon terms for an agreement.

     We maintained cash and investments of $10,000,000 at December 31, 1999. At December 31, 1999, we had current liabilities of $3,200,000. In the absence of raising additional funds or significantly reducing expenses, we do not have sufficient resources to sustain operations beyond 2000. We will need to raise substantial additional funds in the future to continue our research and development programs and to commercialize our potential products. If we are unable to raise such funds, we may be unable to complete our development activities for any of our proposed products.

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

     Our capital expenditure requirements will depend upon numerous factors, including the progress of our research and development programs, the time and cost required to obtain regulatory approvals, our ability to enter into additional collaborative arrangements, the demand for products based on our technology, if and when such products are approved, and possible acquisitions of products, technologies and companies. We had no significant capital commitments as of December 31, 1999.


Recently Issued Accounting Standards

     In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, SAB 101. SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements, including the recognition of non-refundable fees received upon entering into arrangements. We are in the process of evaluating SAB 101 and its effects on our financial statements and current revenue recognition policies.


Year 2000

     We experienced no interruptions relating to due to Year 2000 (Y2K) computer problems during 1999 or subsequently. We incurred less than $100,000 in costs to replace and upgrade certain computers and systems that were deemed potentially at risk to Year 2000 problems.


Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our available funds for investment. We do not currently have any significant direct foreign currency exchange rate risk.


Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is set forth beginning on page F-1 hereof in the Table of Contents for Part II - Financial Information.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable


                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by this item concerning directors is incorporated herein by reference from our Proxy Statement for the 2000 Annual Meeting of Shareholders. Set forth in Part I - Item 1 is the information required by this item concerning executive officers.


ITEM 11.   EXECUTIVE COMPENSATION

     Information required by this item is incorporated herein by reference from our Proxy Statement for the 2000 Annual Meeting of Shareholders.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this item is incorporated herein by reference from our Proxy Statement for the 2000 Annual Meeting of Shareholders.


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


Exhibit No.
----------

  3.1          Restated Certificate of Incorporation of the Registrant (Exhibit
               3.1)(1)

  3.2 Certificate of Amendment of Restated Certificate of Incorporation of the Registrant (Exhibit 3.2)(11)

  3.3          By-laws of the Registrant (Exhibit 3.2)(2)

  3.4    *     Amended and Restated By-laws of the Registrant

  4.1 Specimen copy of stock certificate for shares of Common Stock of the Registrant (Exhibit 4.1)(3)

  10.1   #     1990 Stock Option Plan of the Registrant (Exhibit 10.1)(2)

  10.2   #     1992 Stock Option Plan of the Registrant, as amended (4)

  10.3   #     1998 Equity Compensation Plan (13)

  10.4   #     Stock Option Agreement with Jay Moorin (Exhibit 10.24)(3)

  10.5   #     Amendment to Stock Option Agreement with Jay Moorin (Exhibit
               10.4)(1)

  10.6   #     Form of Stock Option Agreement under Stock Option Plans (Exhibit
               4.6)(2)

  10.7   #     Employment Agreement with Michael A. Zasloff, M.D., Ph.D.
               (Exhibit 10.23)(3)

  10.8   #     Amendment of Employment Agreement with Michael A. Zasloff, M.D.,
               Ph.D. (Exhibit 10.9)(3)

  10.9   #     Employment Agreement with Michael R. Dougherty (Exhibit 10.26)(7)

  10.10  #     Employment Agreement with Roy C. Levitt, M.D. (Exhibit
               10.24)(5)(8)

  10.11  #     Employment Agreement with Kenneth J. Holroyd, M.D. (Exhibit
               10.12)(14)

  10.12  #*    Form and Schedule of Stock Awards to Executive Officers (Exhibit
               10.36)(14)

  10.13 Lease with respect to Plymouth Meeting, Pennsylvania offices and laboratories (Exhibit 10.16)(2)

  10.14 Lease with respect to Plymouth Meeting, Pennsylvania office (Exhibit 10.13)(12)

  10.15 Amendment to lease with respect to Plymouth Meeting, Pennsylvania offices and laboratories (Exhibit 10.16)(14)

  10.16 Patent License Agreement and Sponsored Research Agreement with The Children's Hospital of Philadelphia (Exhibit 10.15)(2)

  10.17        License Agreement with Multiple Peptide Systems, Inc. (Exhibit
               10.12)(2)

  10.18 Second Amendment to License Agreement with Multiple Peptide Systems, Inc. (Exhibit 10.30)(10)

  10.19 Form of Credit Agreement, including form of Promissory Note and Warrant (Exhibit 10.22)(2)

  10.20        Form of Amendment to Credit Agreement Warrant (Exhibit 10.18)(6)

  10.21        Assignment Agreement between Magainin Pharmaceuticals Inc., Roy
               C. Levitt, M.D. and GeneQuest, Inc. (Exhibit 10.25)(5)(8)

Exhibit No.
----------

  10.22 Form of Purchase Agreement relating to the issuance by Magainin Pharmaceuticals Inc. of units consisting of shares of Magainin Pharmaceuticals Inc. Common Stock and warrants to purchase shares of Common Stock (Exhibit 10.1)(9)

  10.23 Form of Warrant to purchase shares of Magainin Pharmaceuticals Inc. Common Stock (Exhibit 10.2)(8)

  10.24 Development, Supply and Distribution Agreement, effective as of February 12, 1997 with SmithKline Beecham Corporation (Exhibit 10.29)(5)(11)

  10.25  *     Collaborative Research and Option Agreement with Genentech, Inc., effective as of December 30, 1998 (Exhibit 10.32)(15)

  10.26        Stock Purchase Agreement between Magainin Pharmaceuticals Inc.
               and Genentech, Inc., dated December 30, 1998 (Exhibit 10.33)(15)

  10.27 Settlement and Termination Agreement between Abbott Laboratories Inc. and Magainin Pharmaceuticals Inc., effective September 8, 1999 (Exhibit 99.1)(16)

  23     *     Consent of KPMG LLP

  24     *     Power of Attorney (included on signature page of this Annual
               Report on Form 10-K)

  27     *     Financial Data Schedule

  ____________________

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

  (8) Filed as an Exhibit to the Annual Report on Form 10-K for the year ended December 31, 1995 filed with the Securities and Exchange Commission on March 29, 1996.

  (9) Filed as an Exhibit to Registration Statement (No. 333-09927) on Form S-3 filed with the Securities and Exchange Commission on August 9, 1996.

  (10) Filed as an Exhibit to the Form 10-Q for the quarter ended September 30, 1996 filed with the Securities and Exchange Commission on November 14, 1996.

  (11) Filed as an Exhibit to the Annual Report on Form 10-K for the year ended December 31, 1996 filed with the Securities and Exchange Commission on March 31, 1997.

  (12) Filed as an Exhibit to the Annual Report on Form 10-K for the year ended December 31, 1997, filed with the Securities and Exchange Commission on March 13, 1998.

  (13) Filed as Exhibit A to the Proxy Statement for the 1998 Annual Meeting of Stockholders.

  (14) Filed as an Exhibit to the Annual Report on Form 10-K/A for the year ended December 31, 1998, filed with the Securities and Exchange Commission on March 19, 1999

  (15) Filed as an Exhibit to the Annual Report on Form 10-K/A for the year ended December 31, 1998, filed with the Securities and Exchange Commission on August 6, 1999

  (16) Filed as an Exhibit to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 8, 1999.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MAGAININ PHARMACEUTICALS INC.

                                       By:     /s/  Michael R. Dougherty
                                          --------------------------------
                                                   Michael R. Dougherty
                                            President, Chief Executive Officer,
                                           Chief Financial Officer and Director

Date:  March 15, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

     Each person whose signature appears below in so signing also makes, constitutes and appoints Michael R. Dougherty, President, Chief Executive Officer and Chief Financial Officer his true and lawful attorney-in-fact, in his name, place and stead to execute and cause to be filed with the Securities and Exchange Commission any or all amendments to this report.

              Signature                              Title                                              Date
              ---------                              -----                                              ----
       /s/ Zola P. Horovitz, Ph.D.             Chairman and Director                                 March 15, 2000
----------------------------------------
         Zola P. Horovitz, Ph.D.

        /s/ Bernard Canavan, M.D.              Director                                              March 15, 2000
----------------------------------------
          Bernard Canavan, M.D.

        /s/ Michael R. Dougherty               President, Chief Executive Officer, Chief             March 15, 2000
----------------------------------------
          Michael R. Dougherty                 Financial Officer and Director (Principal
                                               Executive and Financial Officer)

         /s/ Roy C. Levitt, M.D.               Executive Vice President, Chief Operating             March 15, 2000
----------------------------------------
           Roy C. Levitt, M.D.                 Officer and Director

      /s/ Charles A. Sanders, M.D.             Director                                              March 15, 2000
----------------------------------------
        Charles A. Sanders, M.D.

          /s/ Robert F. Shapiro                Director                                              March 15, 2000
----------------------------------------
            Robert F. Shapiro

      /s/ James B. Wyngaarden, M.D.            Director                                              March 15, 2000
----------------------------------------
        James B, Wyngaarden, M.D.

      /s/ Michael A. Zasloff, M.D.             Vice Chairman, Executive Vice President               March 15, 2000
----------------------------------------
     Michael A. Zasloff, M.D., Ph.D.           and Director

                         MAGAININ PHARMACEUTICALS INC.

                               TABLE OF CONTENTS

                        PART II - Financial Information

Item 8.  Financial Statements

                                                                           Page
                                                                           ----
Independent Auditors' Report..............................................  F-2
Balance Sheets............................................................  F-3
Statements of Operations..................................................  F-4
Statements of Changes in Stockholders' Equity and Comprehensive Loss......  F-5
Statements of Cash Flows..................................................  F-6
Notes to Financial Statements.............................................  F-7

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Magainin Pharmaceuticals Inc.:

We have audited the accompanying balance sheets of Magainin Pharmaceuticals Inc. as of December 31, 1999 and 1998, and the related statements of operations, changes in stockholders' equity and comprehensive loss and cash flows for each of the years in the three-year period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Magainin Pharmaceuticals Inc. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.


/s/ KPMG LLP


Princeton, New Jersey
February 11, 2000

                         MAGAININ PHARMACEUTICALS INC.

                                BALANCE SHEETS
                   (In thousands, except per share amounts)

                                                                                                December 31,
                                                                                     --------------------------------
                                                                                          1999               1998
                                                                                     ------------       -------------
                                                              ASSETS
Current assets:
   Cash and cash equivalents.....................................................   $       2,435       $       4,495
   Short-term investments (NOTE 6)...............................................           8,209              18,376
   Prepaid expenses and other....................................................             128                 179
                                                                                     ------------       -------------

     Total current assets........................................................          10,772              23,050

Fixed assets, net................................................................           1,793               2,765
Other assets.....................................................................             166                  76
                                                                                     ------------       -------------

         Total assets............................................................   $      12,731       $      25,891
                                                                                     ============       =============
                                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses (NOTE 5)................................   $         664       $       8,653
   Note payable (NOTE 6).........................................................           2,500               2,500
                                                                                    -------------       -------------

     Total current liabilities...................................................           3,164              11,153

Accrued development expense - long-term (NOTE 12)................................           2,962                  --
Deferred rent....................................................................              53                  58
                                                                                    -------------      --------------

         Total liabilities.......................................................           6,179              11,211
                                                                                    -------------      --------------

Commitments, contingencies and other matters

Stockholders' equity (NOTE 7):
Preferred stock--$.001 par value; shares authorized--9,211; none issued
Common stock--$.002 par value; shares authorized--45,000; shares issued
   and outstanding--26,943 and 22,910, respectively..............................              54                  46
Additional paid-in capital.......................................................         151,655             147,553
Accumulated other comprehensive income--unrealized gain (loss) on investments....             (13)                  9
Accumulated deficit..............................................................        (145,144)           (132,928)
                                                                                     ------------       -------------

     Total stockholders' equity..................................................           6,552              14,680
                                                                                     ------------       -------------

         Total liabilities and stockholders' equity..............................   $      12,731       $      25,891
                                                                                    =============       =============

                See accompanying notes to financial statements.

                         MAGAININ PHARMACEUTICALS INC.

                           STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)


                                           Year Ended December 31,
                                     ---------------------------------
                                       1999         1998         1997
                                     --------     --------    --------

Revenues...........................  $     --     $     --    $ 10,088

Costs and Expenses:
   Research and development........     9,876       21,456      22,875
   General and administrative......     2,870        3,292       3,246
                                     --------     --------    --------
                                       12,746       24,748      26,121
                                     --------     --------    --------
Loss from operations...............   (12,746)     (24,748)    (16,033)
Interest income....................       755        1,640       1,770
Interest expense...................      (225)        (196)       (118)
                                     --------     --------    --------
Net loss...........................  $(12,216)    $(23,304)   $(14,381)

Net loss per share--basic and
diluted............................  $  (0.52)    $  (1.05)   $  (0.73)
                                     ========     ========    ========
Weighted average shares
   outstanding.....................    23,706       22,235      19,679
                                     ========     ========    ========

                See accompanying notes to financial statements.

                         MAGAININ PHARMACEUTICALS INC.

     STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS
                                (In thousands)

                                                                             Accumulated
                                                                                Other                        Total
                                             Common Stock     Additional       Compre-                      Stock-
                                          ------------------
                                            Number              Paid-in        hensive     Accumulated      holders
                                           of Shares Amount     Capital     Income (Loss)    Deficit        Equity
                                           --------- ------   -----------   -------------  -----------    ----------
Balance at December 31, 1996...........     19,364    $  39    $ 125,134      $   13      $   (95,243)   $  29,943

   Common stock issued pursuant to
     public offering...................      2,587        5       19,167          --               --       19,172
   Common stock issued, exercise of
     options and warrants..............         29       --          143          --               --          143
   Comprehensive loss
         Net loss......................         --       --           --          --          (14,381)     (14,381)
         Carrying value adjustment.....         --       --           --          (7)              --           (7)
                                           -------    -----    ---------      ------      -----------    ---------
   Total comprehensive loss............         --       --           --          --               --      (14,388)
                                           -------    -----    ---------      ------      -----------    ---------

Balance at December 31, 1997...........     21,980       44      144,444           6         (109,624)      34,870

   Common stock issued pursuant to
     research and option agreement.....        620        1        1,999          --               --        2,000
   Fair value of shares issued to
     contract manufacturer.............        125       --          859          --               --          859

   Exercise of stock options, and
     compensation expense under
     stock, warrant and option awards..        185        1          251          --               --          252
   Comprehensive loss
         Net loss......................         --       --           --          --          (23,304)     (23,304)
         Carrying value adjustment.....         --       --           --           3               --            3
                                           -------    -----    ---------      ------      -----------    ---------
   Total comprehensive loss............         --       --           --          --               --      (23,301)
                                           -------    -----    ---------      ------      -----------    ---------

Balance at December 31, 1998...........     22,910       46      147,553           9        (132,928)       14,680

   Exercise of stock options, issuance
     of stock and compensation
     expense under stock awards........         33       --          195          --               --          195
   Common stock issued pursuant
     to public offering................      4,000        8        3,907          --               --        3,915
   Comprehensive loss
         Net loss......................         --       --           --          --         (12,216)      (12,216)
         Carrying value adjustment.....         --       --           --         (22)              --          (22)
                                           -------    -----    ---------      ------      -----------    ---------
   Total comprehensive loss............         --       --           --          --               --      (12,238)
                                           -------    -----    ---------      ------      -----------    ---------

Balance at December 31, 1999...........     26,943    $  54    $ 151,655      $  (13)     $  (145,144)   $   6,552
                                            ======    =====    =========      ======      ============   =========

                See accompanying notes to financial statements.

                         MAGAININ PHARMACEUTICALS INC.

                           STATEMENTS OF CASH FLOWS
                                (In thousands)


                                                                                   Year Ended December 31,
                                                                         ------------------------------------------
                                                                            1999            1998           1997
                                                                         -----------    -----------     -----------
Cash Flows From Operating Activities:
   Net loss........................................................      $   (12,216)   $   (23,304)    $   (14,381)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
     Fair value of stock, options and warrants issued..............               --            859              --
     Depreciation and amortization.................................            1,004          1,140             976
     Amortization of investment discounts/premiums.................             (493)          (782)           (752)
     Compensation expense under stock awards.......................              195            114              --
   Changes in operating assets and liabilities:
     Prepaid expenses and other....................................              (39)           298             (29)
     Accounts payable and accrued expenses.........................           (7,989)         2,709             799
     Accrued development expenses - long-term......................            2,962             --              --
     Deferred rent.................................................               (5)           (38)            (31)
                                                                         -----------    -----------     -----------

Net cash used in operating activities..............................          (16,581)       (19,004)        (13,418)
                                                                         -----------    -----------     -----------

Cash Flows From Investing Activities:
   Purchase of investments.........................................          (31,780)       (45,317)        (72,313)
   Proceeds from maturities of investments.........................           41,418         66,300          65,752
   Proceeds from sale of investments...............................            1,000             --              --
   Capital expenditures............................................              (32)        (1,081)         (1,294)
                                                                         -----------    -----------     -----------
Net cash provided by (used in) investing activities................           10,606         19,902          (7,855)
                                                                         -----------    -----------     -----------
Cash Flows From Financing Activities:
   Payments of notes payable.......................................           (2,500)            --              --
   Proceeds from notes payable.....................................            2,500          1,000             500
   Payments on capitalized equipment leases........................               --            (28)           (127)
   Net proceeds from sale of stock and exercise of options and
   warrants........................................................            3,915          2,138          19,315
                                                                         -----------    -----------     -----------
Net cash provided by financing activities..........................            3,915          3,110          19,688
                                                                         -----------    -----------     -----------

Net increase (decrease) in cash and cash equivalents...............           (2,060)         4,008          (1,585)
Cash and cash equivalents at beginning of period...................            4,495            487           2,072
                                                                         -----------    -----------     -----------
Cash and cash equivalents at end of period.........................      $     2,435    $     4,495     $       487
                                                                         ===========    ===========     ===========
Supplemental Cash Flow Information:
Cash paid during the period for interest...........................      $       223    $       185     $       106
                                                                         ===========    ===========     ===========

                See accompanying notes to financial statements.

                         MAGAININ PHARMACEUTICALS INC.

                         NOTES TO FINANCIAL STATEMENTS


1.   The Company

     Magainin Pharmaceuticals Inc. (the "Company") was incorporated on June 29, 1987. The Company is a biopharmaceutical company with research and development efforts in anti-agniogenesis, respiratory genomics and infectious disease. The Company is managed and operated as one business. The entire business is comprehensively managed by a single management team that reports to the Chief Executive Officer. Accordingly, the Company does not prepare discrete financial information with respect to separate product areas or by location, and does not have separately reportable segments as defined by SFAS No. 131.

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

     Revenue Recognition - Any revenues from research and development arrangements are recognized pursuant to the terms of the related agreements, either as work is performed, or as milestones are achieved. In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, SAB 101. SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements, including the recognition of non-refundable fees received upon entering into arrangements. The Company is in the process of evaluating SAB 101 and its effects on the financial statements and current revenue recognition policies.

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

     Income Taxes - The Company accounts for income taxes using the asset and liability method as prescribed by SFAS No. 109, "Accounting for Income Taxes". Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits which are not expected to be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period in which tax rate changes are enacted.

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

     Comprehensive Income - SFAS No. 130, "Reporting Comprehensive Income" establishes standards for the reporting of comprehensive income and its components. Comprehensive income consists of reported net income or loss and "other comprehensive income" (i.e. other gains and losses affecting stockholders' equity that, under generally accepted accounting principals, are excluded from net income or loss as reported on the statement of operations). With regard to the Company, other comprehensive income consists of unrealized gains and losses on marketable securities. The adoption of SFAS No. 130 affects only the presentation of the Company's balance sheet, and does not affect the Company's reported results of operations or cash flows.


3.   Investments

     The Company invests in securities of the U.S. Treasury and U.S. government agencies. Excess cash is invested on a short-term basis in U.S. government based money market funds. The Company had an unrealized loss of $13,000, and an unrealized gain of $9,000 at December 31, 1999 and 1998 respectfully. The Company has not realized any losses on its investments.

4.   Fixed Assets

     Fixed assets are stated at cost and are summarized as follows (in thousands):

                                                                            December 31,      December 31,
                                                                                1999             1998
                                                                           -------------     -------------
         Laboratory and office equipment...........................        $       3,298     $       3,354
         Leasehold improvements....................................                2,908             2,886
                                                                           -------------     -------------
                  Total............................................                6,206             6,240
         Less accumulated depreciation and amortization............               (4,413)           (3,475)
                                                                           -------------     -------------
                                                                           $       1,793     $       2,765
                                                                           =============     =============

5.   Accounts Payable and Accrued Expenses

     Accounts payable and accrued expenses consist of the following (in thousands):

                                                                            December 31,     December 31,
                                                                                1999             1998
                                                                           -------------     -------------
         Accounts payable                                                  $         164     $         179
         Clinical and regulatory costs                                               161               448
         Manufacturing development costs                                              40             7,171
         Preclinical costs                                                            17               117
         Professional fees                                                           226               253
         Other                                                                        56               485
                                                                           -------------     -------------
                                                                           $         664     $       8,653
                                                                           =============    ==============

     Accrued manufacturing development costs consist primarily of amounts related to various third-party manufacturing agreements (See NOTE 12).


6.   Note Payable

     The Company refinanced its $2,500,000 note payable in the second quarter of 1999. Under the terms of this arrangement, the Company makes monthly interest-only payments at an annual rate of 7.375%, with principal due in June 2000. The Company maintains cash and investments of approximately $2,770,000 as collateral for the note payable. The Company's current intention is to refinance this loan prior to its maturity.


7.   Stockholders' Equity

     The Company's certificate of incorporation provides the board of directors the power to issue shares of preferred stock without stockholder approval. This preferred stock could have voting rights, including voting rights that could be superior to that of our common stock, and the board of directors has the power to determine these voting rights.

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

     In October 1999, the Company completed a public offering of 4,000,000 shares of its common stock with proceeds to the Company (after offering expenses) of approximately $3,915,000.

     Warrants - Under a 1991 credit agreement with certain stockholders, the Company granted warrants to the lenders to purchase an aggregate of 250,000 shares of common stock at $8 per share. These warrants expire in 2001. At December 31, 1999, 229,739 of these warrants are outstanding.

     In connection with its August 1996 private placement, the Company issued common stock, together with warrants to purchase 1,011,896 shares of the Company's common stock. The warrants contain provisions to decrease the exercise price, and increase shares, under certain circumstances. Such circumstances include the issuance of shares of common stock by the Company for a consideration per share less than the exercise price of the warrants, and the issuance by the Company of securities convertible into shares of common stock for which the exercise or conversion price is less than the exercise price of the warrants. Warrants to purchase 1,158,210 shares of common stock at prices ranging from $5.35 to $7.37 per share are currently exercisable.

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

     The plans provide for the granting of incentive stock options and nonqualified stock options and are administered by a committee of the Board of Directors. The committee has the authority to determine the term during which an option may be exercised (provided that no option may have a term of more than 10 years), the exercise price of an option, and the rate at which options may be exercised. Incentive stock options may be granted only to employees of the Company. Nonqualified stock options may be granted to employees, directors or consultants of the Company. For nonqualified stock options under the 1992 and 1998 Plans and incentive stock options, the exercise price can not be less than the fair market value of the underlying common stock on the date of the grant.

     In addition to the shares of common stock issuable upon exercise of options granted under the Company's stock option plans, 595,612 shares of common stock are issuable upon exercise of outstanding options granted pursuant to written agreements. The exercise price for these options was set by the Board of Directors, or a committee designated by the Board, based upon an evaluation of the fair market value of the Company's common stock on the date of grant.

     A summary of the status of the Company's stock options as of December 31, 1999, 1998 and 1997, and changes during the years ended on those dates, is presented below (in thousands, except per share data):

                                                  1999                       1998                          1997
                                        -----------------------   --------------------------      -------------------------
                                               Weighted Average           Weighted Average                 Weighted Average
Options                                 Shares  Exercise Price    Share   Exercise Price           Shares   Exercise Price
-------                                 ------ ----------------   -----   ------------------       ------  ----------------
Outstanding at beginning of year..      3,588       $ 5.94        2,974       $ 6.33                2,466       $  6.07
Granted...........................        833       $ 1.96          976       $ 4.29                  576       $  7.51
Exercised.........................         (1)      $ 0.07         (176)      $ 0.78                  (29)      $  4.91
Forfeited.........................       (758)      $ 7.46         (186)      $ 8.40                  (39)      $  8.46
                                       ------                     -----                             -----

Outstanding at end of year........      3,662       $ 4.70        3,588       $ 5.94                2,974       $  6.33

Exercisable at end of year........      2,141       $ 4.71        2,022       $ 5.76                1,586       $  4.29

     The following table summarizes information about stock options outstanding and exercisable as of December 31, 1999 (in thousands, except per share data):

                                            Options Outstanding                                          Options Exercisable
                       ----------------------------------------------------------------           ---------------------------------
                                                Weighted Average                                      Shares
Range of               Outstanding                  Remaining          Weighted Average             Exercisable     Weighted Average
Exercise Prices        At 12/31/99              Contractual Life        Exercise Price              At 12/31/99      Exercise Price
---------------        ------------            -------------------     ----------------            -----------      ----------------
$  0.40 - $  1.97....      435                       9.6 Years              $  1.11                        39            $  1.04
$  2.00 - $  2.97....      959                       4.4 Years              $  2.27                       642            $  2.05
$  3.25 - $  4.75....      938                       7.6 Years              $  3.65                       455            $  3.73
$  5.00 - $  9.88....      900                       6.6 Years              $  7.21                       654            $  7.40
$ 10.00 - $ 16.75....      430                       6.5 Years              $ 10.83                       351            $ 10.87
                         -----                                                                          -----
$  0.40 - $ 16.75....    3,662                       6.6 Years              $  4.70                     2,141            $  4.71

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

                                                                      1999                1998              1997
                                                                  -----------         ----------         -------
     Net loss..................................  As reported      $ (12,216)          $ (23,304)         $ (14,381)
                                                 Pro forma        $ (14,966)          $ (26,208)         $ (16,649)
     Net loss per share - basic and diluted....  As reported      $   (0.52)          $   (1.05)         $   (0.73)
                                                 Pro forma        $   (0.63)          $   (1.18)         $   (0.85)

     The resulting effect on pro forma loss and pro forma loss per share disclosed above is not likely to be representative of the effects on a pro forma basis in future years, because 1999, 1998 and 1997 pro forma results include the impact of only four, three and two years, respectively, of grants and related vesting, while subsequent years will include additional years of grants and vesting. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                                    1999                1998               1997
                                                                -------------       -------------        --------
     Range of risk free interest rates......................     5.0% - 6.4%         4.4% - 5.7%       5.8% - 6.6%
     Dividend yield.........................................         0%                  0%                 0%
     Volatility factor......................................         86%                 78%               75%
     Expected life of options (in years)....................          6                   6                 6
     Weighted-average fair value
       of options granted during the year...................        $1.54               $3.04             $5.31

     The 1998 Plan also provides for the issuance of common stock awards, up to a maximum of 375,000 shares. Such awards shall be made subject to such performance requirements, vesting provisions, transfer restrictions or other restrictions and conditions as the Compensation Committee may determine. A total of 178,500 shares have been awarded under the 1998 Plan, vesting over a four year period from the award date. The cost of these awards will be recognized as expense over the vesting period. As of December 31, 1999, 31,500 shares have been issued under this program.


8.   Income Taxes

     As of December 31, 1999 the Company had approximately $75,700,000 of net operating loss ("NOL") carry-forwards for federal income tax purposes (expiring in years 2003 through 2019). In addition, the Company had NOL carryforwards for state income tax purposes of approximately $38,900,000 (expiring in years 2005 through 2009). Pennsylvania has a $2,000,000 annual limitation on the utilization of NOL carryforwards, thus the Company is not likely to utilize most of its state NOL carryforwards. The Company also had approximately $6,100,000 of research and development tax credits carryforwards available to offset future federal income tax liability (expiring in years 2005 through 2019). The NOL carryforward differs from the accumulated deficit principally due to differences in the recognition of certain expenses between financial and federal tax reporting.

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

     Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Due to the uncertainty of the Company's ability to realize the benefit of the deferred tax asset, the deferred tax assets are fully offset by a valuation allowance at December 31, 1999 and 1998. The net change in the valuation allowance for deferred tax assets at December 31, 1999 and 1998 was an increase of $8,400,000 and an increase of $12,000,000, respectively.

     During 1999, the Company amended its prior year tax returns from 1995 through 1998 to capitalize research and development costs in order to extend the life of the net operating losses. The Company expects to continue to capitalize research and development costs in 1999 and future years. The effect of the amended returns is an increase in the deferred tax asset for research and development and a decrease in the deferred tax asset for net operating losses at December 31, 1999 compared to amounts reported at December 31, 1998.

     Significant components of the net deferred tax assets as of December 31, 1999 and 1998 consists of the following (in thousands):

     Deferred tax assets:                           1999            1998
                                                 ----------       ----------
     Net operating losses                        $   30,371       $   46,534
     Research credits                                 6,132            7,395
     Capitalized research and development            30,413            2,748
     Accrued expenses and other                       1,453            3,247
     Depreciation                                       344              372
                                                 ----------       ----------
                                                     68,713           60,296

     Valuation allowance                         $  (68,713)      $  (60,296)
                                                 ----------       ----------
         Deferred tax assets, net                $        0       $        0
                                                 ==========       ==========

9.   Collaborative Agreements

     In February 1997, the Company entered into a development, supply and distribution agreement (the "SmithKline Agreement") in North America with SmithKline Beecham ("SmithKline") for LOCILEX(TM) Cream. SmithKline has paid the Company $10,000,000 under this agreement. The Company had hoped to commercialize LOCILEX(TM) Cream in the near term. However, with the FDA's decision not to approve LOCILEX(TM) Cream, near term commercialization will not occur, and the Company will generate no revenues from LOCILEX(TM) Cream in the near future. The SmithKline Agreement also gives SmithKline rights to terminate the arrangement, and, under certain conditions, the right to negotiate for rights to another Magainin product development candidate.

     In December 1998, the Company entered into a collaborative research and option agreement with Genentech Inc. ("Genentech") relating to a protein therapeutic in asthma. Under this agreement, the Company and Genentech conducted a collaborative program to evaluate the utility of a blocking antibody to IL9 in suppressing the asthmatic response. Genentech made an initial equity investment in the Company of $2,000,000 in 1998, and has an option to enter into a development and commercialization agreement with the Company. Any such development and commercialization agreement could provide for payments to the Company of up to $35,000,000 million, upon terms to be negotiated, and royalty payments on sales of products developed by Genentech in the field. The Company is currently in discussions with Genentech as to the continuation and expansion of this program. Genentech may choose not to enter into an agreement, or the Company and Genentech may not be able to agree upon terms for an agreement.

     In August 1994, the Company entered into a collaboration in the nutritional field with Abbott Laboratories. The Company recorded revenue of $0, $0, $88,000 in the years ended December 31, 1999, 1998 and 1997, respectively, under this arrangement. This agreement has expired.

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

10.  401(K) Plan

The Company maintains a 401(k) retirement plan available to all full-time, eligible employees. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under federal tax regulations. The Company, at its discretion, may make certain contributions to the plan. No such contributions have been made through December 31, 1999.

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

     Cash equivalents, accounts payable, accrued expenses and investments are carried at amounts which reasonably approximate their fair values due to the short term nature of these instruments. The estimated fair value of the Company's note payable is estimated to be approximately equal to its carrying value of $2,500,000 million at December 31, 1999.

     Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 1999. Although management is not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for the purposes of these financial statements since December 31, 1999, and current estimates of fair value may differ from the amounts presented herein.

12.  Commitments, Contingencies and Other Matters

Rent

     The Company has entered into two operating leases for its laboratory and corporate office facilities. One facility is currently subleased to a third party. Minimum annual rent payments through 2002 are as follows (in thousands):

         Year Ending
         December 31,
         ------------
             2000....................................        $  427
             2001...................................            327
             2002...................................            299
                                                             ------
                                                             $1,053
                                                             ======

     The leases provide for escalations relating to increases in real estate taxes and certain operating expenses. Under the Company's sub-lease, minimum annual lease payments are expected to be $119,000 and $10,000, for the years ended December 31, 2000 and 2001, respectively.

     Rent expense was approximately $440,000, $394,000 and $295,000, for the years ended December 31, 1999, 1998 and 1997, respectively.

Manufacturing

     The Company had an agreement with Abbott Laboratories providing for the purchase of approximately $10,000,000 of bulk drug substance for LOCILEX(TM) Cream. As FDA approval of LOCILEX(TM) Cream did not occur, the Company renegotiated this agreement with Abbott in 1999, paying Abbott $4,200,000 and receiving partial delivery of material. An additional $3,400,000 is due to Abbott and payable if Magainin receives in excess of $10,000,000 of additional funds in any year beginning in 2000, in which case 15% of such excess over $10,000,000 shall be payable to Abbott. The Company has accrued $3,000,000 as the present value of this conditional obligation as of December 31, 1999, assuming it would be payable in full in early 2001. The Company has no further purchase commitments to Abbott, and Abbott has no further supply requirements to Magainin.

Liquidity

     The Company has not generated any revenues from product sales, and has funded operations primarily from the proceeds of public and private placements of securities. Substantial additional financing will be required by the Company in the near-term to fund its continuing research and development activities. No assurance can be given that any such financing will be available when needed or that the Company's research and development efforts will be successful.

     In the absence of raising additional funds or significantly reducing expenses, the Company does not have sufficient resources to sustain operations beyond 2000. The Company regularly explores alternative means of financing its operations and seeks funding through various sources, including public and private securities offerings and collaborative arrangements with third parties. The Company currently does not have any commitments to obtain additional funds, and may be unable to obtain sufficient funding in the future on acceptable terms. If the Company cannot obtain funding, it will need to delay, scale back or eliminate research and development programs or enter into collaborations with third parties to commercialize potential products or technologies that it might otherwise seek to develop or commercialize independently, or seek other arrangements. If the Company engages in collaborations, it will receive lower consideration upon commercialization of such products than if it had not entered into such arrangements, or if it entered into such arrangements at later stages in the product development process.