Form 10-Q
period 2000-03-31
MAGAININ PHARMACEUTICALS INC
filed 2000-05-15
CIK 880431

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

                  For the Quarterly Period ended March 31, 2000

                                       or

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

                            Yes  [X]  No  [_]

  The number of outstanding shares of the Registrant's Common Stock, par value $.002 per share, on April 24, 2000 was 27,108,666.

================================================================================

                        MAGAININ PHARMACEUTICALS INC.

                             INDEX TO FORM 10-Q

                                                                        Page
                                                                        ----
Part I - Financial Information
Item 1.  Financial Statements (unaudited)
         Balance Sheets as of March 31, 2000 and December 31, 1999.....   2
         Statements of Operations for the three months ended March 31,
           2000 and March 31, 1999.....................................   3
         Statements of Cash Flows for the three months ended March
           31, 2000 and March 31, 1999.................................   4
         Notes to Financial Statements.................................   5
Item 2.  Management's Discussion and Analysis of Results of Operations
           and Financial Condition.....................................   8
Item 3.  Quantitative and Qualitative Disclosures about Market Risk....  18
Part II  Other Information.............................................  19

                         MAGAININ PHARMACEUTICALS INC.

                                BALANCE SHEETS
                    (In thousands, except per share amounts)

                                                                               March 31, 2000   December 31, 1999
                                                                               ---------------  ------------------
                                                                                 (Unaudited)
     ASSETS
Current assets:
 Cash and cash equivalents.......................................................   $   2,602           $   2,435
 Short-term investments (Note 3).................................................       6,216               8,209
 Prepaid expenses and other......................................................         235                 128
                                                                                    ---------           ---------
  Total current assets...........................................................       9,053              10,772
Fixed assets, net................................................................       1,595               1,793
Other assets.....................................................................         166                 166
                                                                                    ---------           ---------
   Total assets..................................................................   $  10,814           $  12,731
                                                                                    =========           =========

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued expenses...........................................   $     566           $     664
 Note payable (Note 3)...........................................................       2,500               2,500
                                                                                    ---------           ---------
  Total current liabilities......................................................       3,066               3,164
Accrued development expense - long-term (Note 5).................................       3,062               2,962
Deferred rent....................................................................          51                  53
                                                                                    ---------           ---------
   Total liabilities.............................................................       6,179               6,179
                                                                                    ---------           ---------
Commitments, contingencies and other matters
Stockholders' equity (Note 4):
Preferred stock--$.001 par value; shares authorized--9,211; none issued..........           -                   -
Common stock--$.002 par value; shares authorized--45,000; shares issued and outstanding--27,109 and 26,943, at March 31, 2000 and
 December 31, 1999 respectively..................................................          54                  54
Additional paid-in capital.......................................................     152,149             151,655
Accumulated other comprehensive income--unrealized (loss) on investments.........           0                 (13)
Accumulated deficit..............................................................    (147,568)           (145,144)
                                                                                    ---------           ---------
  Total stockholders' equity.....................................................       4,635               6,552
                                                                                    ---------           ---------
   Total liabilities and stockholders' equity....................................   $  10,814           $  12,731
                                                                                    =========           =========

                See accompanying notes to financial statements.

                         MAGAININ PHARMACEUTICALS INC.

                           STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)

                                          Three Months Ended
                                                March 31,
                                          ------------------
                                            2000      1999
                                           -------   -------
Revenues.................................  $     -   $     -
Costs and expenses:
 Research and development................    1,917     2,459
 General and administrative..............      495       862
                                           -------   -------
                                             2,412     3,321
                                           -------   -------
Loss from operations.....................   (2,412)   (3,321)
Interest income..........................      134       225
Interest expense.........................     (146)      (53)
                                           -------   -------
Net loss.................................  $(2,424)  $(3,149)
                                           =======   =======
Net loss per share--basic and diluted....    $(.09)   $(0.14)
                                           =======   =======
Weighted average shares outstanding......   26,996    22,912
                                           =======   =======

                See accompanying notes to financial statements.

                         MAGAININ PHARMACEUTICALS INC.
                           STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                (In thousands)

                                                                                Three Months Ended
                                                                                     March 31,
                                                                                ------------------
                                                                                  2000      1999
                                                                                -------   -------
Cash Flows From Operating Activities:
 Net loss....................................................................   $(2,424)  $(3,149)
 Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization..............................................       228       272
  Amortization of investment discounts/premiums..............................       (94)     (155)
  Compensation expense under stock awards....................................        48        66
 Changes in operating assets and liabilities:
  (Increase) in prepaid expenses and other assets............................      (107)     (113)
  (Decrease) in accounts payable and accrued expenses........................       (98)     (989)
  Increase in accrued development expenses - long-term.......................       100         -
  (Decrease) in deferred rent................................................        (2)      (14)
                                                                                -------   -------
Net cash used in operating activities........................................    (2,349)   (4,082)
                                                                                -------   -------

Cash Flows From Investing Activities:
 Purchase of investments.....................................................    (4,650)   (7,888)
 Proceeds from maturities of investments.....................................     6,750    10,500
 Capital expenditures........................................................       (30)      (28)
                                                                                -------   -------
Net cash provided by investing activities....................................     2,070     2,584
                                                                                -------   -------

Cash Flows From Financing Activities:
 Net proceeds from sale of stock and exercise of options and warrants........       446         -
                                                                                -------   -------
Net cash provided by financing activities....................................       446         -
                                                                                -------   -------
Net increase (decrease) in cash and cash equivalents.........................       167    (1,498)
Cash and cash equivalents at beginning of period.............................     2,435     4,495
                                                                                -------   -------
Cash and cash equivalents at end of period...................................   $ 2,602   $ 2,997
                                                                                =======   =======

Supplemental Cash Flow Information:
Cash paid during the period for interest.....................................   $    46   $    50
                                                                                =======   =======

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


2. Basis of Presentation


  The accompanying financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The December 31, 1999 balance sheet was derived from audited financial statements, however, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The Company believes that the financial statements include all adjustments of a normal and recurring nature necessary to present fairly the results of operations, financial position, changes in stockholders' equity and cash flows for the periods presented. Results of operations for interim periods are not necessarily indicative of those to be achieved for full fiscal years. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. There have been no material changes in accounting policies from those stated in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.


3. Note Payable

  The Company refinanced its $2,500,000 note payable in the second quarter of 1999. Under the terms of this arrangement, the Company makes monthly interest-only payments at a rate of 7.375%, with principal due in June 2000. The Company maintains investments of approximately $2,700,000 at the bank as collateral for the note payable. The Company's current intention is to refinance this loan prior to its maturity.

4.    Stockholders' Equity

  The changes in stockholders' equity from December 31, 1999 to March 31, 2000 are summarized as follows (in thousands):



                                                                   Accumulated
                                     Common Stock                     Other                      Total
                                   -----------------  Additional     Compre-                     Stock-
                                     Number             Paid-in      hensive     Accumulated   holders'
                                   of Shares   Amount   Capital       Income       Deficit      Equity
                                   ---------   ------  ----------  ------------  ------------  ---------
Balance at December 31, 1999.....     26,943     $54    $151,655         $(13)    $(145,144)   $ 6,552
 Exercise of stock options, and
  compensation expense under
  stock and options awards.......        166       -         494            -             -        494
 Comprehensive loss
     Net loss....................          -       -           -            -        (2,424)    (2,424)
     Carrying value adjustment...          -       -           -           13             -         13
                                                                                               -------
 Total comprehensive loss........          -       -           -            -             -     (2,411)
                                   ---------  ------  ----------  -----------   -----------    -------
Balance at March 31, 2000........     27,109     $54    $152,149         $  -     $(147,568)   $ 4,635
                                   =========  ======  ==========  ===========   ===========    =======


5. Manufacturing Agreement

  The Company renegotiated an earlier manufacturing agreement with Abbott Laboratories in 1999. Under this agreement, $3,400,000 is due to Abbott and payable if Magainin receives in excess of $10,000,000 of additional funds in any year beginning in 2000, in which case 15% of such excess over $10,000,000 shall be payable to Abbott. The Company has accrued $3,100,000 as the present value of this conditional obligation as of March 31, 2000, assuming it would be payable in full in early 2001. The Company has no further purchase commitments to Abbott, and Abbott has no further supply requirements to Magainin.


6. Commitments, Contingencies and Other Matters

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

  As described in "Note 8, Subsequent Event", the Company entered into a research, development and commercialization collaboration with Genentech, Inc. ("Genentech") under which the Company received $5,500,000 in May 2000. After considering such investment, and in the absence of raising additional funds or significantly reducing expenses, the Company has sufficient resources to sustain operations through mid-2001. The Company regularly explores alternative means of financing its operations and seeks funding through various sources, including public and private securities offerings and collaborative arrangements with third parties. The Company currently does not have any commitments to obtain additional funds, and may be unable to obtain sufficient funding in the future on acceptable terms. If the Company cannot obtain funding, it will need to delay, scale back or eliminate research and development programs or enter into collaborations with third parties to commercialize potential products or technologies that it might otherwise seek to develop or commercialize independently, or seek other arrangements. If the Company engages in collaborations, it will receive lower consideration upon commercialization of such products than if it had not entered into such arrangements, or if it entered into such arrangements at later stages in the product development process.

7. New Accounting Pronouncements

  In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, SAB 101. SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements, including the recognition of non-refundable fees received upon entering into arrangements. The Company is in the process of evaluating SAB 101 and its effects on our financial statements and current revenue recognition policies. The Company is required to adopt this pronouncement no later then the second quarter of 2000, with cumulative effect adjustments, if any, to be recorded as of January 1, 2000.


8. Subsequent Event

  In May 2000 the Company entered into a research, development and commercialization collaboration with Genentech. Under this agreement, the Company and Genentech will co-develop an antibody to IL9 for asthma, with options for other products in respiratory disease.

  The Company received $5,000,000 from Genentech, in exchange for the issuance of common stock, and $500,000 representing the first issuance of convertible preferred stock, redeemable under certain circumstances. The Company could potentially receive up to $60,000,000 in milestone payments and development funding for the first product. Additional products could generate additional milestone payments and development funding. The Company will conduct development activities through Phase II clinical testing, and Genentech will conduct Phase III clinical testing, manufacturing and marketing. The Company may elect to co-fund Genentech's Phase III clinical costs and regulatory costs in return for a share of U.S. profits and losses. The Company will receive a royalty on sales overseas, and in the U.S. if the Company elects not to fund the phase III and regulatory costs. Development funding will be provided to the Company through the issuance of convertible preferred stock, redeemable under certain circumstances.

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


If We Do Not Raise Additional Capital, We May Not Be Able to Continue Our Research and Development Programs and May Never Commercialize Any Products.

  We maintained cash and investments of $8,800,000 at March 31, 2000. At March 31, 2000, we had current liabilities of $3,100,000. As described in "Note 8" in "Notes to Financial Statements", we entered into a research, development and commercialization collaboration with Genentech, under which we received $5,500,000 in May 2000. After considering such investment, and in the absence of raising additional funds or significantly reducing expenses, we have sufficient resources to sustain operations through mid-2001. We will need to raise substantial additional funds in the future to continue our research and development programs and to commercialize our potential products. If we are unable to raise such funds, we may be unable to complete our development activities for any of our proposed products.

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

We Expect to Continue to Incur Substantial Losses.

  To date, we have engaged primarily in the research and development of drug candidates. We have not generated any revenues from product sales and have incurred losses in each year since our inception. As of March 31, 2000, we had an accumulated deficit of approximately $147,600,000.

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

The FDA Has Deemed Our New Drug Application, NDA, for LOCILEX(TM) Cream to Be Not Approvable, Which Will Prevent Near Term Commercialization of the Product.

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

  In May 2000 we announced the initiation of our asthma research, development and commercialization collaboration with Genentech. Under this agreement, Magainin and Genentech will co-develop an antibody to IL9 for asthma with options for other products in respiratory disease. Genentech also became the first subscriber to our Respiratory Gene Database. We will need partners in the respiratory area to assist us with commercializing our technology, and we may be unable to enter into similar agreements or find as effective a partner as Genentech.

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

The Exercise of Options and Warrants and Other Issuances of Shares Could Have A Dilutive Effect on Our Stock Price.

  As of March 31, 2000, there were outstanding options to purchase an aggregate of 3,441,000 shares of our common stock at prices ranging from $0.40 per share to $16.75 per share, of which approximately 2,111,000 were exercisable as of such date. Also outstanding at March 31, 2000 were warrants to purchase 229,739 shares of our common stock exercisable at $8.00 per share, and warrants to purchase an aggregate of 1,158,210 shares of our common stock, currently exercisable from $5.35-$7.37 per share, and subject to adjustment with future offerings. Exercise of options and warrants at prices below the market price of our common stock could adversely affect the price of our common stock. Additional dilution may result from the issuance of shares in connection with collaborations or manufacturing arrangements, or in connection with other financing efforts.

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


RESULTS OF OPERATIONS

Revenues

  We have received no revenues from product sales. Revenues in prior periods have consisted principally of revenues recognized under collaborations with corporate partners. We have no currently existing collaborations that will result in the realization of research and development revenues.

Research and Development Expenses

  Research and development expenses decreased in the first quarter of 2000 as compared to the same period a year ago, due principally to reductions in manufacturing development, clinical and regulatory costs, and personnel expenses, principally due to decreased development activity relating to LOCILEX(TM) Cream.

  The level of research and development expenses in future periods will depend principally upon the progress of our research and development programs and our capital resources.

General and Administrative Expenses

  General and administrative expenses consist principally of personnel costs and professional fees and have decreased greatly in the first quarter of 2000 as compared to the same period a year ago due principally to reductions in personnel expenses and professional fees.

Other Income and Expense

  Interest income decreased in the three months ended March 31, 2000 as compared to the same period of the prior year due to lower investment balances. Interest expense increased in the three months ended March 31, 2000 as compared to the same period of the prior year due to interest expense associated with the long-term obligation to Abbott Laboratories.

Net Loss

  Our goal is to conduct significant research, pre-clinical development, clinical testing and manufacturing activities over the next several years. We expect that these activities, together with projected general and administrative expenses, will result in continued and significant losses.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES


  Cash and investments were $8,818,000 at March 31, 2000 as compared to $10,644,000 at December 31, 1999. The primary use of cash was to finance our operations.


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

  Accounts payable and accrued expenses decreased $98,000 to $566,000 at March 31, 2000. Long-term liabilities increased $100,000 to $3,062,000 reflecting the present value of the additional amounts due to Abbott under certain conditions.

  Under the terms of our $2,500,000 note payable, we make monthly interest-only payments at a rate of 7.375%, with principal due in June 2000. We maintain investments of $2,730,000 as collateral for the note payable.

  In December 1998, we entered into a collaborative research and option agreement with Genentech relating to a protein therapeutic in asthma. Under this agreement, we jointly conducted a collaborative program to evaluate the utility of a blocking antibody to IL9 in suppressing the asthmatic response. Genentech made an initial equity investment of $2,000,000 in our company in 1998, and had an option to enter into a development and commercialization agreement with our company. Under the terms of the option agreement, any such development and commercialization agreement could provide for payments to us of up to $35,000,000, and royalty payments on sales of products developed by Genentech in the field. In May 2000 we announced the initiation of our asthma research, development and commercialization collaboration with Genentech. See "Note 8" in "Notes to Financial Statements."

  We maintained cash and investments of $8,800,000 at March 31, 2000. At March 31, 2000, we had current liabilities of $3,100,000. As described in "Note 8" in "Notes to Financial Statements", we entered into a research, development and commercialization collaboration with Genentech, under which we received $5,500,000 in May 2000. After considering such investment, and in the absence of raising additional funds or significantly reducing expenses, we have sufficient resources to sustain operations through mid-2001. We will need to raise substantial additional funds in the future to continue our research and development programs and to commercialize our potential products. If we are unable to raise such funds, we may be unable to complete our development activities for any of our proposed products.

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

  Our capital expenditure requirements will depend upon numerous factors, including the progress of our research and development programs, the time and cost required to obtain regulatory approvals, our ability to enter into additional collaborative arrangements, the demand for products based on our technology, if and when such products are approved, and possible acquisitions of products, technologies and companies. We had no significant capital commitments as of March 31, 2000.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

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


                                        Magainin Pharmaceuticals Inc.
                                                (Registrant)



Date:  May 11, 2000                     /s/ Michael R. Dougherty
                                        ----------------------------------
                                        Michael R. Dougherty
                                        President, Chief Executive Officer
                                        and Chief Financial Officer