Form 10-Q
period 2000-06-30
MAGAININ PHARMACEUTICALS INC
filed 2000-08-14
CIK 880431

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                _______________

                                   FORM 10-Q

(MARK ONE)
 [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

                 For the Quarterly Period Ended June 30, 2000.

                                       or

 [ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

           For the Transition Period from ___________ to __________.

                          Commission File No. 0-19651
                                _______________

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


  Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

  The number of outstanding shares of the Registrant's Common Stock, par value $.002 per share, on August 10, 2000 was 28,198,315.

                         MAGAININ PHARMACEUTICALS INC.
                         QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 2000

                               TABLE OF CONTENTS

                                                                                               Page
                                                                                            ----------
PART I      -  FINANCIAL INFORMATION
Item 1.     Financial Statements (unaudited):
               Balance Sheets as of June 30, 2000 and December 31, 1999 ..................           3
               Statements of Operations for the three- and six-month periods ended
                   June 30, 2000 and 1999 .................................................          4
               Statements of Cash Flows for the six-month periods ended
                   June 30, 2000 and 1999 .................................................          5
               Notes to Financial Statements ..............................................          6
 Item 2.       Management's Discussion and Analysis of Financial Condition
                   and Results of Operations ..............................................          9
 Item 3.       Quantitative and Qualitative Disclosures about Market Risk ................          19

PART II     -  OTHER INFORMATION

 Item 1.        Legal Proceedings .........................................................         20
 Item 2.        Changes in Securities and Use of Proceeds .................................         20
 Item 3.        Defaults Upon Senior Securities ...........................................         20
 Item 4.        Submission of Matters to a Vote of Security Holders .......................         20
 Item 5.        Other Information .........................................................         20
 Item 6.        Exhibits and Reports on Form 8-K ..........................................         21

SIGNATURES ................................................................................         22

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                         MAGAININ PHARMACEUTICALS INC.
                                BALANCE SHEETS
                 (Amounts in thousands, except per share data)

                                                                                   June 30, 2000   December 31, 1999
                                                                                   --------------  ------------------
                                                                                    (Unaudited)
                                     ASSETS
Current assets:
 Cash and cash equivalents .....................................................       $   3,317           $   2,435
 Short-term investments (Note 3) ...............................................           8,933               8,209
 Prepaid expenses and other ....................................................             212                 128
                                                                                       ---------           ---------
   Total current assets ........................................................          12,462              10,772
Fixed assets, net ..............................................................           1,413               1,793
Other assets ...................................................................             166                 166
                                                                                       ---------           ---------
    Total assets ...............................................................       $  14,041           $  12,731
                                                                                       =========           =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued expenses .........................................       $   1,232           $     664
 Note payable (Note 3) .........................................................           2,500               2,500
                                                                                       ---------           ---------
   Total current liabilities ...................................................           3,732               3,164
Accrued development expense - long-term (Note 7) ...............................           3,177               2,962
Deferred rent ..................................................................              49                  53
Commitments, contingencies and other matters (Note 7)...........................
Redeemable convertible preferred stock (liquidation value of $507) (Note 5) ....             507                  --
Stockholders' equity (Note 4):
Preferred stock--$.001 par value; 9,211 shares authorized; .5 shares issued and outstanding as Series A redeemable preferred stock at June 30, 2000;
  none issued at December 31, 1999 .............................................              --                  --
Common stock--$.002 par value; 45,000 shares authorized; 28,198 and 26,943 shares issued and outstanding at June 30, 2000 and
  December 31, 1999, respectively ..............................................              56                  54
Additional paid-in capital .....................................................         157,140             151,655
Accumulated other comprehensive income--unrealized gain (loss)
  on investments ...............................................................              11                 (13)
Accumulated deficit ............................................................        (150,631)           (145,144)
                                                                                       ---------           ---------
   Total stockholders' equity ..................................................           6,576               6,552
                                                                                       ---------           ---------
    Total liabilities and stockholders' equity .................................       $  14,041           $  12,731
                                                                                       =========           =========

                See accompanying notes to financial statements.

                         MAGAININ PHARMACEUTICALS INC.
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)
                 (Amounts in thousands, except per share data)


                                               Three Months Ended    Six Months Ended
                                                    June 30,             June 30,
                                               ------------------   ------------------
                                                 2000       1999       2000      1999
                                               -------    -------    -------   -------
Revenues ....................................  $    --    $    --    $    --   $    --
                                               -------    -------    -------   -------
Costs and expenses:
 Research and development ...................    2,485      3,207      4,402     5,666
 General and administrative .................      569        770      1,064     1,632
                                               -------    -------    -------   -------
                                                 3,054      3,977      5,466     7,298
                                               -------    -------    -------   -------
Loss from operations ........................   (3,054)    (3,977)    (5,466)   (7,298)
Interest income .............................      161        163        295       388
Interest expense ............................     (163)       (50)      (309)     (103)
                                               -------    -------    -------   -------
Net loss ....................................   (3,056)    (3,864)    (5,480)   (7,013)
Dividends on preferred shares ...............        7         --          7        --
                                               -------    -------    -------   -------
Net loss applicable to common shareholders ..  $(3,063)   $(3,864)   $(5,487)  $(7,013)
                                               =======    =======    =======   =======
Net losses applicable to common shareholders
     per share -- basic and diluted .........   $(0.11)    $(0.17)    $(0.20)   $(0.31)
                                               =======    =======    =======   =======
Weighted average shares outstanding --
     basic and diluted ......................   27,743     22,912     27,370    22,911
                                               =======    =======    =======   =======



                See accompanying notes to financial statements.

                         MAGAININ PHARMACEUTICALS INC.
                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                            (Amounts in thousands)


                                                                              Six Months Ended June 30,
                                                                              -------------------------
                                                                                  2000       1999
                                                                                --------   --------
Cash Flows From Operating Activities:
 Net loss                                                                       $ (5,480)  $ (7,013)
 Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                      457        535
  Amortization of investment discounts/premiums                                     (220)      (291)
  Compensation expense on option grants and stock awards                              93         93
 Changes in operating assets and liabilities:
  Increase in prepaid expenses and other assets                                      (84)      (112)
  Increase (decrease) in accounts payable and accrued expenses                       568       (629)
  Increase in accrued development expenses - long-term                               215         --
  Increase (decrease) in deferred rent                                                (4)         1
                                                                                --------   --------
Net cash used in operating activities                                             (4,455)    (7,416)
                                                                                --------   --------

Cash Flows From Investing Activities:
 Purchase of investments                                                         (14,250)   (17,300)
 Proceeds from maturities of investments                                          13,770     21,000
 Capital expenditures                                                                (77)       (36)
                                                                                --------   --------
Net cash provided by (used in) investing activities                                 (557)     3,664
                                                                                --------   --------

Cash Flows From Financing Activities:
 Payments of note payable                                                         (2,500)    (2,500)
 Proceeds from note payable                                                        2,500      2,500
 Proceeds from issuance of redeemable convertible preferred stock                    500         --
 Net proceeds from issuance of common stock                                        4,947         --
 Proceeds from exercise of options                                                   447         --
                                                                                --------   --------
Net cash provided by financing activities                                          5,894         --
                                                                                --------   --------
Net increase (decrease) in cash and cash equivalents                                 882     (3,752)
Cash and cash equivalents at beginning of period                                   2,435      4,495
                                                                                --------   --------
Cash and cash equivalents at end of period                                      $  3,317   $    743
                                                                                ========   ========

Supplemental Cash Flow Information:
Cash paid during the period for interest                                        $    100   $     99
                                                                                ========   ========



                See accompanying notes to financial statements.

                         MAGAININ PHARMACEUTICALS INC.

                   NOTES TO FINANCIAL STATEMENTS (Unaudited)



NOTE 1.  The Company

  Magainin Pharmaceuticals Inc. (the "Company") was incorporated on June 29, 1987. The Company is a biopharmaceutical company with research and development efforts in anti-angiogenesis, respiratory genomics and infectious disease. The Company is managed and operated as one business. The entire business is comprehensively managed by a single management team that reports to the Chief Executive Officer. Accordingly, the Company does not prepare discrete financial information with respect to separate product areas or by location and does not have separately reportable segments as defined by SFAS No. 131.


NOTE 2.  Basis of Presentation

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


NOTE 3.  Note Payable

  The Company refinanced its $2,500,000 note payable in the second quarter of 2000. Under the terms of the new note, the Company makes monthly interest-only payments at an annual rate of 9.125%, with principal due in June 2001. The Company maintains investments of approximately $2,777,000 at the bank as collateral for the note payable.


NOTE 4.  Stockholders' Equity

  The changes in stockholders' equity from December 31, 1999 to June 30, 2000 are summarized as follows (in thousands):

                                                                      Accumulated
                                         Common Stock                    Other                      Total
                                       -----------------  Additional    Compre-                    Stock-
                                        Number             Paid-in      hensive     Accumulated   holders'
                                       of Shares  Amount   Capital       Income       Deficit      Equity
                                       ---------  ------  ----------  ------------  ------------  ---------
Balance at December 31, 1999 .........    26,943     $54    $151,655         $(13)    $(145,144)   $ 6,552
 Exercise of stock options and
  compensation expense on
  option grants and stock awards .....       169      --         540           --            --        540
 Common stock issued pursuant to
  collaboration agreement ............     1,086       2       4,945           --            --      4,947
 Dividends on preferred stock ........        --      --          --           --            (7)        (7)
 Comprehensive loss:
     Net loss ........................        --      --          --           --        (5,480)    (5,480)
     Carrying value adjustment .......        --      --          --           24            --         24
                                                                                                   -------
 Total comprehensive loss ............        --      --          --           --            --     (5,456)
                                          ------  ------    --------  -----------     ---------    -------

Balance at June 30, 2000 .............    28,198     $56    $157,140         $ 11     $(150,631)   $ 6,576
                                          ======  ======    ========  ===========     =========    =======

                         MAGAININ PHARMACEUTICALS INC.

                   NOTES TO FINANCIAL STATEMENTS (Unaudited)



NOTE 5.  Series A Preferred Stock

  In May 2000, the Company designated 80,000 shares of its previously authorized 9,211,031 shares of preferred stock, par value of $.001 per share, as Series A non-voting preferred stock (the "Series A Preferred Stock"). The Series A Preferred Stock is convertible, in whole or in part, at the Company's (subject to defined limitations) or holder's option, into shares of the Company's common stock at a conversion rate determined by dividing the original issue price of $1,000 per share ("Original Issue Price") by the 5-day average closing price of the common stock as of the conversion date. Shares of the Series A Preferred Stock issued before May 10, 2005 are convertible at any one date during the six month period beginning on May 10, 2005. Shares of the Series A Preferred Stock issued on or after May 10, 2005 are convertible at any one date during the six month period beginning on December 31, 2008. In addition, the Series A Preferred Shares shall also be convertible at the holder's option after November 10, 2000 in the event of (1) a merger, consolidation or sale of substantially all of the assets of the Company or (2) at any time following the first date when the total number of common shares outstanding, on a fully-diluted and as-converted basis, multiplied by the preceding 10-day average closing price of such date is less than 500% of the aggregate Original Issue Price plus accrued and unpaid cumulative dividends on the Series A Preferred Stock. In any event, the aggregate number of common shares issued upon conversion of the shares of Series A Preferred Stock shall not exceed 5,388,595 shares nor shall such aggregate conversions result in Genentech beneficially owning more than 10% of the Company's Common Stock. In the event of a conversion which would exceed these limits, the Company would be required to redeem such shares at a cash redemption price of $1,000 per share plus accrued and unpaid cumulative dividends to the date of conversion. The Series A Preferred Stock may also be redeemed, in whole or in part, at any time at the Company's option at a cash redemption price of $1,000 per share plus accrued and unpaid cumulative dividends to the date of redemption. The Series A Preferred Stock ranks senior to the Company's common stock as to liquidation and dividend rights. In the event of any liquidation, dissolution or winding up of the Company, the Series A Preferred Stock has a liquidation preference of $1,000 per share plus accumulated and unpaid cumulative dividends to the date of liquidation. Cumulative preferred dividends under the Series A Preferred Stock are payable in arrears on a quarterly basis at an annual rate of the prime rate plus 2%.

  In connection with an agreement with Genentech, Inc. (see Note 6), 500 shares of Series A Preferred Stock were issued. Preferred dividends of $7,000 have been accrued as of June 30, 2000 on the Series A Preferred Stock.


NOTE 6.  Collaboration Agreement

  In May 2000, the Company entered into a research, development and commercialization collaboration agreement (the "Collaboration Agreement") with Genentech, Inc. ("Genentech"). Under this agreement, the Company and Genentech will co-develop an antibody to IL9 for asthma, with options for other products in respiratory disease. The Company and Genentech simultaneously executed a Stock Purchase Agreement (the "Stock Purchase Agreement") pursuant to which the Company received from Genentech approximately $5,000,000 in exchange for the issuance of 1,085,973 shares of its common stock and $500,000 representing the issuance of 500 shares of its Series A Preferred Stock (see Note 5). The Company will conduct development activities through Phase II clinical testing for pharmaceutical products covered by the Collaboration Agreement and Genentech will conduct Phase III clinical testing, manufacturing and marketing for such products. The Company may elect to co-fund Genentech's Phase III clinical and regulatory costs in return for a share of profits and losses resulting from the sales of covered product in the U.S. The Company will receive a royalty on sales overseas and in the U.S. if the Company elects not to fund the Phase III and regulatory costs. Future development funding will be provided to the Company by Genentech through the issuance of additional shares of the Series A Preferred Stock to Genentech.

NOTE 7. Commitments, Contingencies and Other Matters

Manufacturing Agreement

  The Company renegotiated an earlier manufacturing agreement with Abbott Laboratories ("Abbott") in 1999. Under this agreement, $3,400,000 is due to Abbott and payable if the Company receives in excess of $10,000,000 of additional funds in any year beginning in 2000, in which case 15% of such excess over $10,000,000 shall be payable to Abbott. The Company has accrued $3,200,000 as the present value of this conditional obligation as of June 30, 2000.

Liquidity

  The Company has not generated any revenues from product sales and has funded operations primarily from the proceeds of public and private placements of its securities. Substantial additional financing will be required by the Company in the near-term to fund its continuing research and development activities. No assurance can be given that any such financing will be available when needed or that the Company's research and development efforts will be successful.

  As described in "Note 9. Subsequent Event", the Company announced that it has entered into agreements to sell approximately 4,153,000 shares of its common stock, through a private placement, at a price of $3.00 per share. Proceeds to the Company from the offering will total approximately $12,400,000, before offering expenses. After considering such investment, and in the absence of raising additional funds or significantly reducing expenses, the Company has sufficient resources to sustain operations through 2001. The Company regularly explores alternative means of financing its operations and seeks funding through various sources, including public and private securities offerings and collaborative arrangements with third parties. The Company currently does not have any commitments to obtain additional funds and may be unable to obtain sufficient funding in the future on acceptable terms. If the Company cannot obtain funding, it will need to delay, scale back or eliminate research and development programs or enter into collaborations with third parties to commercialize potential products or technologies that it might otherwise seek to develop or commercialize independently, or seek other arrangements. If the Company engages in collaborations, it will receive lower consideration upon commercialization of such products than if it had not entered into such arrangements or if it entered into such arrangements at later stages in the product development process.


NOTE 8.  New Accounting Pronouncements

  In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements, including the recognition of non-refundable fees received upon entering into arrangements. The Company is in the process of evaluating SAB 101 and its effects on the financial statements and current revenue recognition policies. The Company is required to adopt this pronouncement no later then the fourth quarter of 2000, with cumulative effect adjustments, if any, to be recorded as of January 1, 2000.

NOTE 9.  Subsequent Event

  On August 11, 2000, the Company announced that it has entered into agreements to sell approximately 4,153,000 shares of its common stock, through a private placement, at a price of $3.00 per share. Gross proceeds to the Company from the offering will total approximately $12,400,000, before offering expenses, which include a cash fee paid and common stock warrants granted to the placement agent. See Note 7 for the effect of this transaction on amounts payable to Abbott.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

  Our disclosure and analysis in this Quarterly Report contains some forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Such statements may include words such as "anticipate," "estimate," "expect," "project,"
"intend," "plan," "believe," and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to present or anticipated scientific progress, development of potential pharmaceutical products, future revenues, capital expenditures, research and development expenditures, future financing and collaborations, personnel, manufacturing requirements and capabilities, and other statements regarding matters that are not historical facts or statements of current condition.

  Any or all of our forward-looking statements in this Quarterly Report may turn out to be wrong. They can be affected by inaccurate assumptions we might make, or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially.

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

Risk Factors

  Any investment in shares of our common stock involves a high degree of risk. You should carefully consider the following information about these risks together with the other information presented in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 1999.

If We Do Not Raise Additional Capital, We May Not Be Able to Continue Our Research and Development Programs and May Never Commercialize Any Products.

  We maintained cash and investments of $12.3 million at June 30, 2000. At June 30, 2000, we had current liabilities of $3.7 million. On August 11, 2000, we announced that we have entered into agreements to sell approximately 4.1 million shares of our common stock, through a private placement, at a price of $3.00 per share. Proceeds to Magainin from the offering will total approximately $12.4 million, before offering expenses. In the absence of raising additional funds or significantly reducing expenses, we have sufficient resources to sustain operations through 2001. We will need to raise substantial additional funds in the future to continue our research and development programs and to commercialize our potential products. If we are unable to raise such funds, we may be unable to complete our development activities for any of our proposed products.

  We regularly explore alternative means of financing our operations and seek funding through various sources, including public and private securities offerings and collaborative arrangements with third parties. We currently do not have any commitments to obtain additional funds, other than the August 2000 private placement referred to above, and may be unable to obtain sufficient funding in the future on acceptable terms. If we cannot obtain funding, we will need to delay, scale back or eliminate research and development programs or enter into collaborations with third parties to commercialize potential products or technologies that we might otherwise seek to develop or commercialize ourselves, or seek other arrangements. If we engage in collaborations, we will receive lower consideration upon commercialization of such products than if we had not entered into such arrangements, or if we entered into such arrangements at later stages in the product development process.

  We expect to evaluate all available strategic alternatives to finance our programs and technology, including broad-based alliances or mergers intended to create better-financed entities.

We Expect to Continue to Incur Substantial Losses.

  To date, we have engaged primarily in the research and development of drug candidates. We have not generated any revenues from product sales and have incurred losses in each year since our inception. As of June 30, 2000, we had an accumulated deficit of approximately $150.6 million.

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

The FDA Has Deemed Our NDA for LOCILEX(TM) Cream to Be Not Approvable, Which Will Prevent Near Term Commercialization of the Product.

  We announced on July 26, 1999 that we received notification from the U.S. Food and Drug Administration ("FDA") that our New Drug Application ("NDA") for LOCILEX Cream had been deemed not approvable.

  LOCILEX(TM) Cream, a topical cream antibiotic for the treatment of infection in diabetic foot ulcers, was our lead product development candidate. With the FDA's decision, near-term commercialization of LOCILEX(TM) Cream will not occur, and we will generate no revenues from LOCILEX(TM) Cream in the near future.

  In order to again seek approval of LOCILEX(TM) Cream, the FDA has indicated that we must conduct further development activities, including clinical and manufacturing activities. The specific nature of the clinical activities will be determined after consultations with the FDA. As a result of its review of manufacturing of the cream product, the FDA issued certain observations of deficiencies in compliance with good manufacturing procedures. In any additional clinical studies to be conducted, new batches of the cream product will need to be manufactured from the bulk drug substance, in compliance with good manufacturing procedures, and meeting strict product specifications. Further clinical and manufacturing development efforts may again not be successful. The time required to conduct such activities may be lengthy and the costs considerable.

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

  Governmental authorities may delay or deny the approval of any of our drug candidates. In addition, governmental authorities may enact new legislation or regulations that could limit or restrict our efforts. A delay or denial of regulatory approval for any of our drug candidates, such as that which has occurred for LOCILEX Cream, will materially affect our business. Even if we receive approval of a product candidate, it may be conditioned upon certain limitations and restrictions as to the drugs used and may be subject to continuous review. If we fail to comply with any applicable regulatory requirements, we could be subject to penalties, including:

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

  2) FDA Manufacturing Approval:

  Detailed manufacturing information is also required to be included in the NDA for review and approval by the FDA. All manufacturing facilities and processes must comply with good manufacturing practices ("GMP") regulations prescribed by the FDA. All manufacturers must, among other things, pass manufacturing plant inspections and provide records of detailed manufacturing processes. Among other things, it must be demonstrated that:

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

  The Prescription Drug User Fee Act of 1992 imposes substantial fees on a one-time basis for applications for approval and on an annual basis for manufacturing and marketing, of prescription drugs.

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

  We do not have control over the amount and timing of resources to be devoted to our products by our collaborative partners. In the future, the interests of our collaborators may not be consistent with our interests. Collaborators may develop products independently or through third parties that could compete with our proposed products. For example, SmithKline maintains a significant presence in the antibiotic area and currently sells a topical antibiotic product indicated for the treatment of certain skin infections. Genentech has recently launched an antibody-based asthma product.

  We may also decide to establish our own sales force to market and sell certain products. Although certain members of our management have limited experience in the marketing of pharmaceutical products, we have no experience with respect to marketing our products. If we choose to pursue this alternative, we will need to spend significant additional funds and devote significant management resources and time to establish a successful sales force. Given our inexperience in establishing and managing a sales force, this effort may not be successful. Given our financial resources, efforts in this area would likely be modest compared to our competitors.

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

  We had an agreement with Abbott Laboratories providing for the purchase of approximately $10.0 million of bulk drug substance for LOCILEX Cream. As FDA approval of LOCILEX Cream did not occur, we renegotiated this agreement with Abbott in 1999, paying Abbott $4.2 million and receiving partial delivery of material. An additional $3.4 million is due to Abbott and payable if we receive in excess of $10.0 million of additional funds in any year beginning in 2000, in which case 15% of such excess over $10.0 million shall be payable to Abbott. We have no further purchase commitments to Abbott and Abbott has no further supply requirements to us.

  We are also currently working with outside contractors for the chemical production of squalamine. Production of squalamine and other proposed products will also require significant expenditure.

We Depend on Our Intellectual Property and, If We Are Unable to Protect Our Intellectual Property, We May Not Realize Optimal Value from Our Technology.

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

  In both the United States and elsewhere, the availability of reimbursement from third-party payers, such as government health administration authorities, private health insurers and other organizations can impact prescription pharmaceutical sales. These organizations are increasingly challenging the prices charged for medical products and services, particularly where they believe that there is only an incremental therapeutic benefit which does not justify the additional cost. Coverage and reimbursement may not be available for our proposed products or, if available, may not be adequate. Without insurance coverage, many patients may be unable to afford our products, and we may not reach optimal sales levels.

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

  Our common stock is listed on the Nasdaq National Market. Nasdaq requires listed companies to maintain standards for continued listing, including a minimum bid price for shares of a company's stock and a minimum tangible net worth. If we are unable to maintain these standards, our common stock could be delisted. Trading in our stock would then be conducted on the Nasdaq Small Cap Market unless we are unable to meet the requirements for inclusion therein. If we were unable to meet the requirements for inclusion in the Small Cap Market, our common stock would be traded on an electronic bulletin board established for securities that do not meet the Nasdaq listing requirements or in quotations published by the National Quotation Bureau, Inc. that are commonly referred to as the "pink sheets." As a result, it could be more difficult to sell or obtain an accurate quotation as to the price of our common stock.

  In addition, if our common stock were delisted, it would be subject to the so-called "penny stock" rules. The SEC has adopted regulations that define a "penny stock" to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a "penny stock", unless exempt, the rules impose additional sales practice requirements on broker-dealers, subject to certain exceptions.

  For transactions covered by the "penny stock" rules, a broker-dealer must make a special suitability determination for the purchaser and must have received the purchaser's written consent to the transaction prior to the sale. The "penny stock" rules also require broker-dealers to deliver monthly statements to "penny stock" investors disclosing recent price information for the "penny stock" held in the account, and information on the limited market in "penny stocks." Prior to the transaction, a broker-dealer must provide a disclosure schedule relating to the "penny stock" market. In addition, the broker-dealer must disclose the following:

   . commissions payable to the broker-dealer and the registered representative;
     and
   . current quotations for the security as mandated by the applicable regulations.

  If our common stock were delisted and determined to be a "penny stock," a broker-dealer may find it to be more difficult to trade our common stock and an investor may find it more difficult to acquire or dispose of our common stock in the secondary market.

The Exercise of Options and Warrants and Other Issuances of Shares Could Have a Dilutive Effect on Our Stock Price.

  As of June 30, 2000, there were outstanding options to purchase an aggregate of approximately 3,480,000 shares of our common stock at prices ranging from $0.40 per share to $16.75 per share, of which approximately 2,250,000 were exercisable as of such date. Also outstanding at June 30, 2000 were warrants to purchase 229,739 shares of our common stock exercisable at $8.00 per share and warrants to purchase an aggregate of 1,168,808 shares of our common stock, currently exercisable from $5.33 per share to $7.28 per share, and subject to adjustment with future offerings. Exercise of options and warrants at prices below the market price of our common stock could adversely affect the price of our common stock. Additional dilution may result from the issuance of shares in connection with collaborations or manufacturing arrangements or in connection with other financing efforts.

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

Research and Development Expenses

  Research and development expenses decreased in the three- and six-month periods ended June 30, 2000 as compared to the same periods a year ago as a result of reductions in manufacturing development, clinical and regulatory costs, and personnel expenses, principally due to the absence of development activity relating to LOCILEX(TM) Cream.

  The level of research and development expenses in future periods will depend principally upon the progress of our research and development programs and our capital resources.

General and Administrative Expenses

  General and administrative expenses are primarily comprised of personnel costs and professional fees and have decreased in the three- and six-month periods ended June 30, 2000 as compared to the same periods a year ago due principally to reductions in personnel and professional fees.

Other Income and Expense

  Other income and expense is primarily comprised of interest income generated from cash and investments net of interest expense related to the note payable and the long-term obligation to Abbott Laboratories. Interest income decreased for the three- and six-month periods ended June 30, 2000 as compared to the same periods of the prior year due to lower investment balances. The increase in interest expense for the three- and six-month periods ended June 30, 2000 is due principally to the recognition of interest expense associated with the long-term obligation to Abbott Laboratories.

Net Loss

  Our goal is to conduct significant research, pre-clinical development, clinical testing and manufacturing activities over the next several years. We expect that these activities, together with projected general and administrative expenses, will result in continued and significant losses.

Financial Condition, Liquidity And Capital Resources

  Cash and investments were $12.3 million at June 30, 2000 as compared to $10.6 million at December 31, 1999. The primary use of cash was to finance our operations.

  Since inception, we have funded our operations primarily from the net proceeds of public and private placements of securities, including:

   .  $17,080,000 raised from our initial public offering in December 1991;
   .  $21,469,000 raised from a public offering completed in February 1993;
   .  $18,023,000 raised from a private placement completed in October 1993;
   .  $32,627,000 raised from a public offering completed in August 1995;
   .  $11,932,000 raised from a private placement completed in August 1996;
   .  $19,172,000 raised from a public offering completed in December 1997;
   .  $  2,000,000 raised from a private placement completed in December 1998;
   . $ 3,915,000 raised from a public offering completed in October 1999; and . $ 5,447,000 raised from a private placement completed in May 2000.

  In addition to the above, we have funded our operations from contract and grant revenues, interest income and lease and debt financing.

  Accounts payable and accrued expenses increased $.6 million to $1.2 million at June 30, 2000 from December 31, 1999 as a result of increased research contract accruals related to squalamine development. Long-term liabilities increased $.2 million to $3.2 million at June 30, 2000 from December 31, 1999 reflecting the increase in the present value of the amount due to Abbott Laboratories under certain conditions.

  Under the terms of our $2.5 million note payable, which was refinanced in June 2000, we make monthly interest-only payments at an annual rate of 9.125%, with principal due in June 2001. We maintain investments of $2.8 million as collateral for the note payable.

  In May 2000, we entered into a research, development and commercialization collaboration agreement (the "Collaboration Agreement") with Genentech, Inc. ("Genentech"). Under this agreement, we will co-develop with Genentech an antibody to IL9 for asthma, with options for other products in respiratory disease. We simultaneously executed a Stock Purchase Agreement (the "Stock Purchase Agreement") with Genentech pursuant to which we received from Genentech approximately $5,000,000 in exchange for the issuance of 1,085,973 shares of our common stock and $500,000 representing the issuance of 500 shares of our Series A convertible preferred stock (the "Series A Preferred Stock"), redeemable under certain circumstances. We will conduct development activities through Phase II clinical testing for pharmaceutical products covered by the Collaboration Agreement and Genentech will conduct Phase III clinical testing, manufacturing and marketing for such products. We may elect to co-fund Genentech's Phase III clinical and regulatory costs in return for a share of profits and losses resulting from the sales of covered product in the U.S. We will receive a royalty on sales overseas and in the U.S. if we elect not to fund the Phase III and regulatory costs. Future development funding will be provided to us by Genentech through the issuance of additional shares of the Series A Preferred Stock to Genentech. Cumulative preferred dividends under the Series A Preferred Stock are payable in arrears on a quarterly basis at an annual rate of the prime rate plus 2%.

  We maintained cash and investments of $12.3 million and had current liabilities of $3.7 million at June 30, 2000. On August 11, 2000, we announced that we have entered into agreements to sell approximately 4.1 million shares of our common stock, through a private placement, at a price of $3.00 per share. Proceeds to Magainin from the offering will total approximately $12.4 million, before offering expenses. In the absence of raising additional funds or significantly reducing expenses, we have sufficient resources to sustain operations through 2001. We will need to raise substantial additional funds in the future to continue our research and development programs and to commercialize our potential products. If we are unable to raise such funds, we may be unable to complete our development activities for any of our proposed products.

  We regularly explore alternative means of financing our operations and seek funding through various sources, including public and private securities offerings and collaborative arrangements with third parties. We currently do not have any commitments to obtain additional funds, other than the August 2000 private placement referred to above, and may be unable to obtain sufficient funding in the future on acceptable terms. If we cannot obtain funding, we will need to delay, scale back or eliminate research and development programs or enter into collaborations with third parties to commercialize potential products or technologies that we might otherwise seek to develop or commercialize ourselves, or seek other arrangements. If we engage in collaborations, we will receive lower consideration upon commercialization of such products than if we had not entered into such arrangements, or if we entered into such arrangements at later stages in the product development process.

  Our capital expenditure requirements will depend upon numerous factors, including the progress of our other research and development programs, the time and cost required to obtain regulatory approvals, our ability to enter into additional collaborative arrangements, the demand for products based on our technology, if and when such products are approved, and possible acquisitions of products, technologies and companies. We had no significant capital commitments as of June 30, 2000.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  We are exposed to risks associated with interest rate changes. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We invest in U.S. government debt instruments that meet high quality credit standards, as specified in our investment policy. The policy also limits the amount of credit exposure we may have to any one issue, issuer or type of investment.

  As of June 30, 2000, our portfolio investments consisted of $3.3 million in cash and cash equivalents and $8.9 million in U.S government debt instruments having a maturity of less than one year. Due to the nature of our investment portfolio, management believes that a sudden change in interest rates would not have a material effect on the value of the portfolio. Management estimates that if the average annualized yield of our investments had decreased by 100 basis points, our interest income for the six months ended June 30, 2000 would have decreased by approximately $50,000. This estimate assumes that the decrease occurred on the first day of 2000 and reduced the annualized yield of each investment instrument by 100 basis points. The impact on our future interest income will depend largely on the gross amount of our investment portfolio.

  We do not currently have any significant direct foreign currency exchange rate risk.

PART II - OTHER INFORMATION

  ITEM 1.  LEGAL PROCEEDINGS

    We are not a party to any material legal proceedings.

  ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    In May 2000, we issued 1,085,973 shares of common stock (par value $.002 per share) and 500 shares of redeemable convertible preferred stock to Genentech, Inc. for an aggregate purchase price of $5,499,972. The issuance of the common stock and preferred stock was exempt from registration pursuant to section 4(2) of the Securities Act. We granted Genentech certain "demand" and "piggy-back" registration rights with respect to these shares. We intend to use the proceeds to fund both ongoing and planned research and development activities, including clinical trials and manufacturing development efforts for squalamine, activities associated with our respiratory program, and working capital to be used for general corporate purposes.

  ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None.

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On May 22, 2000, we held our Annual Meeting of Shareholders (the "Annual Meeting"). Proxies were solicited for the Annual Meeting pursuant to Regulation 14 of the Securities Exchange Act of 1934. At the Annual Meeting, the shareholders elected the following members to serve on the Board of Directors for one-year terms:


                                        Votes For   Votes Withheld
                                        ----------  --------------
     Zola P. Horovitz, Ph.D.            23,582,616       90,719
     Bernard Canavan, M.D.              23,582,616       90,719
     Michael R. Dougherty               23,582,616       90,719
     Roy C. Levitt, M.D.                23,582,616       90,719
     Charles A. Sanders, M.D.           23,582,616       90,719
     Robert F. Shapiro                  23,582,616       90,719
     James B. Wyngaarden, M.D.          23,582,616       90,719
     Michael A. Zasloff, M.D., Ph.D.    23,582,616       90,719


  ITEM 5.  OTHER INFORMATION

    None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits

      10.1 License and Collaboration Agreement between Magainin Pharmaceuticals Inc. and Genentech, Inc. dated April 28, 2000.*+

      10.2 Certificate of Designations, Preferences and Rights of Series A Preferred Stock of Magainin Pharmaceuticals Inc. dated May 8, 2000.*

      10.3 Stock Purchase Agreement between Magainin Pharmaceuticals Inc. and Genentech, Inc. dated April 28, 2000.*

      10.4 Registration Rights Agreement between Magainin Pharmaceuticals Inc. and Genentech, Inc. dated April 28, 2000.*

      27.1 Financial data schedule for the six-month period ended June 30, 2000 (electronic filing only).*

   (b)  Reports on Form 8-K

        We filed a Current Report on Form 8-K on May 9, 2000 regarding the execution of a collaborative agreement and financing arrangement agreements between us and Genentech, Inc.



______________

*  Filed herewith.

+ Confidential treatment has been requested as to certain portions of this exhibit. The omitted portions have been separately filed with the Securities and Exchange Commission.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  MAGAININ PHARMACEUTICALS INC.



      Date:  August 11, 2000            BY:     /s/  Michael R. Dougherty
                                                -------------------------
                                                     Michael R. Dougherty
                                                     President and Chief
                                                     Executive Officer


      Date:  August 11, 2000            BY:    /s/   Christopher P. Schnittker
                                               -------------------------------
                                                     Christopher P. Schnittker
                                                     Vice President and
                                                     Chief Financial Officer