Form 10-Q/A
period 2000-06-30
MAGAININ PHARMACEUTICALS INC
filed 2000-10-11
CIK 880431

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                               ________________

                                  FORM 10-Q/A

                                AMENDMENT NO. 1

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

                          Commission File No. 0-19651
                               ________________

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

================================================================================

                         MAGAININ PHARMACEUTICALS INC.
                                AMENDMENT NO. 1
                                    TO THE
                         QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 2000


PURPOSE OF AMENDMENT

  The purpose of Amendment No. 1 is to refile Exhibit 10.1. Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to an application for confidential treatment filed with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Act of 1934, as amended. The Registrant hereby also amends Item 6 of its Quarterly Report on Form 10-Q, as set forth in the pages attached hereto.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

   (a)    Exhibits

          10.1 License and Collaboration Agreement between Magainin Pharmaceuticals Inc. and Genentech, Inc. dated April 28, 2000.*+

          10.2 Certificate of Designations, Preferences and Rights of Series A Preferred Stock of Magainin Pharmaceuticals Inc. dated May 8, 2000.(1)

          10.3 Stock Purchase Agreement between Magainin Pharmaceuticals Inc. and Genentech, Inc. dated April 28, 2000.(1)

          10.4 Registration Rights Agreement between Magainin Pharmaceuticals Inc. and Genentech, Inc. dated April 28, 2000.(1)

          27.1 Financial data schedule for the six-month period ended June 30, 2000 (electronic filing only).(1)

     (b)  Reports on Form 8-K

          We filed a Current Report on Form 8-K on May 9, 2000 regarding the execution of a collaborative agreement and financing arrangement agreements between us and Genentech, Inc.


_______________

*    Filed herewith.

+ Confidential treatment has been requested as to certain portions of this exhibit. The omitted portions have been separately filed with the Securities and Exchange Commission.
(1) Previously filed with the Quarterly Report on Form 10-Q filed on August 14, 2000.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        MAGAININ PHARMACEUTICALS INC.



Date:  October 11, 2000                 By: /s/ Michael R. Dougherty
                                           ---------------------------------
                                           Michael R. Dougherty
                                           President and Chief Executive Officer


Date:  October 11, 2000                 By: /s/ Christopher P. Schnittker
                                           ---------------------------------
                                           Christopher P. Schnittker
                                           Vice President and Chief Financial
                                           Officer

                                 EXHIBIT INDEX

Exhibit No.      Description
-----------      -----------

     10.1 License and Collaboration Agreement between Magainin Pharmaceuticals Inc. and Genentech, Inc. dated April 28, 2000.*+

     10.2 Certificate of Designations, Preferences and Rights of Series A Preferred Stock of Magainin Pharmaceuticals Inc. dated May 8, 2000. (1)

     10.2 Stock Purchase Agreement between Magainin Pharmaceuticals Inc. and Genentech, Inc. dated April 28, 2000. (1)

     10.3 Registration Rights Agreement between Magainin Pharmaceuticals Inc. and Genentech, Inc. dated April 28, 2000. (1)

     27.1 Financial data schedule for the six-month period ended June 30, 2000 (electronic filing only). (1)

______________

*    Filed herewith.

+ Confidential treatment has been requested as to certain portions of this exhibit. The omitted portions have been separately filed with the Securities and Exchange Commission.

(1) Previously filed with the Quarterly Report on Form 10-Q filed on August 14, 2000.