Form 10-Q
period 2000-09-30
MAGAININ PHARMACEUTICALS INC
filed 2000-11-07
CIK 880431

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                                _______________

                                   FORM 10-Q

(Mark One)
  [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

              For the Quarterly Period Ended September 30, 2000.

                                      or

  [_]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

           For the Transition Period from ___________ to __________.

                          Commission File No. 0-19651
                                _______________

                         MAGAININ PHARMACEUTICALS INC.
             ----------------------------------------------------
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

  The number of outstanding shares of the Registrant's Common Stock, par value $.002 per share, on November 6, 2000 was 32,391,136.

================================================================================

                         MAGAININ PHARMACEUTICALS INC.
                         QUARTERLY REPORT ON FORM 10-Q
                   FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                               TABLE OF CONTENTS

                                                                                        Page
                                                                                        ----
PART I  -  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited):
            Balance Sheets as of September 30, 2000 and December 31, 1999..............  3
            Statements of Operations for the three- and nine-month periods ended
                 September 30, 2000 and 1999...........................................  4
            Statements of Cash Flows for the nine-month periods ended
                 September 30, 2000 and 1999...........................................  5
            Notes to Financial Statements..............................................  6
 Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations..................................................  10
 Item 3. Quantitative and Qualitative Disclosures about Market Risk....................  21

PART II  - OTHER INFORMATION

 Item 1. Legal Proceedings.............................................................  22
 Item 2. Changes in Securities and Use of Proceeds.....................................  22
 Item 3. Defaults Upon Senior Securities...............................................  22
 Item 4. Submission of Matters to a Vote of Security Holders...........................  22
 Item 5. Other Information.............................................................  22
 Item 6. Exhibits and Reports on Form 8-K..............................................  22

SIGNATURES.............................................................................  23

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                         MAGAININ PHARMACEUTICALS INC.
                                BALANCE SHEETS
                 (Amounts in thousands, except per share data)

                                                                                    September 30, 2000   December 31, 1999
                                                                                    -------------------  ------------------
                                                                                        (Unaudited)

                                                   ASSETS
Current assets:
 Cash and cash equivalents.........................................................         $     666          $   2,435
 Short-term investments (Note 2)...................................................            21,012              8,209
 Prepaid expenses and other........................................................               273                128
                                                                                            ---------          ---------
   Total current assets............................................................            21,951             10,772
Fixed assets, net..................................................................             1,254              1,793
Other assets.......................................................................               171                166
                                                                                            ---------          ---------
    Total assets...................................................................         $  23,376          $  12,731
                                                                                            =========          =========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued expenses.............................................         $   2,036          $     664
 Note payable (Note 2).............................................................             2,500              2,500
 Accrued development expense - short-term (Note 7).................................             1,088                 --
                                                                                            ---------          ---------
   Total current liabilities.......................................................             5,624              3,164
Accrued development expense - long-term (Note 7)...................................             2,212              2,962
Deferred rent......................................................................                46                 53
                                                                                            ---------          ---------
Commitments, contingencies and other matters (Note 7)
Redeemable convertible preferred stock (liquidation value of $523) (Note 5)........               523                 --
Stockholders' equity (Note 3):
Preferred stock - $.001 par value; 9,211 shares authorized; .5 shares issued and outstanding as Series A redeemable convertible preferred stock
  at September 30, 2000; none issued at December 31, 1999..........................                --                 --
Common stock - $.002 par value; 45,000 shares authorized; 32,351 and 26,943 shares issued and outstanding at September 30, 2000 and
 December 31, 1999, respectively...................................................                65                 54
Additional paid-in capital.........................................................           168,863            151,655
Accumulated other comprehensive income - unrealized loss on investments............                (1)               (13)
Accumulated deficit................................................................          (153,956)          (145,144)
                                                                                            ---------          ---------
   Total stockholders' equity......................................................            14,971              6,552
                                                                                            ---------          ---------
    Total liabilities and stockholders' equity.....................................         $  23,376          $  12,731
                                                                                            =========          =========

                See accompanying notes to financial statements.

                         MAGAININ PHARMACEUTICALS INC.
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)
                 (Amounts in thousands, except per share data)

                                                  Three Months Ended    Nine Months Ended
                                                     September 30,        September 30,
                                                --------------------  --------------------
                                                   2000       1999        2000     1999
                                                   ----       ----        ----     ----
Revenues......................................   $    --    $    --    $    --   $     --
                                                 -------    -------    -------   --------
Costs and expenses:
 Research and development.....................     2,820      2,327      7,222      7,993
 General and administrative...................       578        598      1,642      2,230
                                                 -------    -------    -------   --------
                                                   3,398      2,925      8,864     10,223
                                                 -------    -------    -------   --------
Loss from operations..........................    (3,398)    (2,925)    (8,864)   (10,223)
Interest income...............................       269        229        564        617
Interest expense..............................      (180)       (47)      (489)      (150)
                                                 -------    -------    -------   --------
Net loss......................................    (3,309)    (2,743)    (8,789)    (9,756)
Dividends on preferred stock..................        16         --         23         --
                                                 -------    -------    -------   --------
Net loss applicable to common stockholders....   $(3,325)   $(2,743)   $(8,812)  $ (9,756)
                                                 =======    =======    =======   ========

Net losses applicable to common stockholders
     per share - basic and diluted............   $ (0.11)   $ (0.12)   $ (0.31)  $  (0.43)
                                                 =======    =======    =======   ========

Weighted average shares outstanding -
     basic and diluted........................    30,328     22,912     28,363     22,911
                                                 =======    =======    =======   ========

                See accompanying notes to financial statements.

                         MAGAININ PHARMACEUTICALS INC.
                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                            (Amounts in thousands)

                                                                                          Nine Months Ended September 30,
                                                                                          ----------------------------
                                                                                               2000           1999
                                                                                               ----           ----
Cash Flows From Operating Activities:
 Net loss................................................................................    $ (8,789)    $ (9,756)
 Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization..........................................................         687          806
  Amortization of investment discounts/premiums..........................................        (422)        (397)
  Compensation expense on option grants and stock awards.................................         146          133
 Changes in operating assets and liabilities:
  Increase in prepaid expenses and other assets..........................................        (150)         (94)
  Increase (decrease) in accounts payable and accrued expenses...........................       1,372       (7,368)
  Increase in accrued development expenses...............................................         338        2,933
  Increase (decrease) in deferred rent...................................................          (7)           1
                                                                                             --------     --------
Net cash used in operating activities....................................................      (6,825)     (13,742)
                                                                                             --------     --------

Cash Flows From Investing Activities:
 Purchase of investments.................................................................     (28,144)     (21,003)
 Proceeds from maturities of investments.................................................      15,775       29,500
 Proceeds from sale of investments.......................................................          --        1,000
 Capital expenditures....................................................................        (148)         (81)
                                                                                             --------     --------
Net cash provided by (used in) investing activities......................................     (12,517)       9,416
                                                                                             --------     --------

Cash Flows From Financing Activities:
 Payments of note payable................................................................      (2,500)      (2,500)
 Proceeds from note payable..............................................................       2,500        2,500
 Proceeds from issuance of redeemable convertible preferred stock........................         500           --
 Net proceeds from issuance of common stock..............................................      16,625           --
 Proceeds from exercise of options.......................................................         448           --
                                                                                             --------     --------
Net cash provided by financing activities................................................      17,573           --
                                                                                             --------     --------
Net decrease in cash and cash equivalents................................................      (1,769)      (4,326)
Cash and cash equivalents at beginning of period.........................................       2,435        4,495
                                                                                             --------     --------
Cash and cash equivalents at end of period...............................................    $    666     $    169
                                                                                             ========     ========

Supplemental Cash Flow Information:

Cash paid during the period for interest.................................................    $    148     $    146
                                                                                             ========     ========

                See accompanying notes to financial statements.

                         MAGAININ PHARMACEUTICALS INC.

                   NOTES TO FINANCIAL STATEMENTS (Unaudited)


NOTE 1.  Basis of Presentation

  The accompanying financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial statements. The December 31, 1999 balance sheet was derived from audited financial statements, however, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The Company believes that the financial statements include all adjustments of a normal and recurring nature necessary to present fairly the results of operations, financial position, changes in stockholders' equity and cash flows for the periods presented. Results of operations for interim periods are not necessarily indicative of those to be achieved for full fiscal years. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. There have been no material changes in accounting policies from those stated in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

NOTE 2.  Note Payable

  The Company refinanced its $2,500,000 note payable in the second quarter of 2000. Under the terms of the new note, the Company makes monthly interest-only payments at an annual rate of 9.125%, with principal due in June 2001. The Company maintained investments with an approximate market value of $2,816,000 at the bank as collateral for the note payable as of September 30, 2000.

NOTE 3.  Stockholders' Equity


  The changes in stockholders' equity from December 31, 1999 to September 30, 2000 are summarized as follows (in thousands):


                                                                          Accumulated
                                             Common Stock                    Other                     Total
                                           -----------------  Additional    Compre-                    Stock-
                                            Number             Paid-in      hensive     Accumulated   holders'
                                           of Shares  Amount   Capital       Income       Deficit      Equity
                                           ---------  ------  ----------  ------------  ------------  ---------
Balance at December 31, 1999.............     26,943     $54    $151,655         $(13)    $(145,144)   $ 6,552
 Exercise of stock options and
  compensation expense on
  option grants and stock awards.........        169       1         593           --            --        594
  Common stock issued pursuant to
  collaboration agreement................      1,086       2       4,945           --            --      4,947
  Common stock issued pursuant to
  private placement......................      4,153       8      11,670           --            --     11,678
 Dividends on preferred stock............         --      --          --           --           (23)       (23)
 Comprehensive loss:
     Net loss............................         --      --          --           --        (8,789)    (8,789)
     Carrying value adjustment...........         --      --          --           12            --         12
                                                                                                       -------
 Total comprehensive loss................         --      --          --           --            --     (8,777)
                                              ------     ---    --------  -----------   -----------    -------

Balance at September 30, 2000............     32,351     $65    $168,863         $ (1)    $(153,956)   $14,971
                                              ======     ===    ========  ===========   ===========    =======

                         MAGAININ PHARMACEUTICALS INC.

                   NOTES TO FINANCIAL STATEMENTS (Unaudited)


NOTE 4.  Private Placement

  In August 2000, the Company sold 4,153,196 shares of its common stock, through a private placement, at a price of $3.00 per share. Net proceeds to the Company from the offering totaled approximately $11,678,000, after offering costs, which included a cash fee paid and warrants to purchase 167,166 shares of the Company's common stock at an exercise price of $3.50 per share granted to the placement agent. These warrants expire on August 17, 2007 and are subject to adjustment under certain circumstances.

NOTE 5.  Series A Preferred Stock

  In May 2000, the Company designated 80,000 shares of its previously authorized 9,211,031 shares of preferred stock, par value of $.001 per share, as Series A non-voting preferred stock (the "Series A Preferred Stock"). The Series A Preferred Stock is convertible, in whole or in part, at the Company's (subject to defined limitations) or holder's option, into shares of the Company's common stock at a conversion rate determined by dividing the original issue price of $1,000 per share ("Original Issue Price") by the 5-day average closing price of the common stock as of the conversion date. Shares of the Series A Preferred Stock issued before May 10, 2005 are convertible at any one date during the six-
month period beginning on May 10, 2005.   Shares of the Series A Preferred Stock
issued on or after May 10, 2005 are convertible at any one date during the six-month period beginning on December 31, 2008. In addition, the Series A Preferred Shares shall also be convertible at the holder's option after November 10, 2000 in the event of (1) a merger, consolidation or sale of substantially all of the assets of the Company or (2) at any time following the first date when the total number of common shares outstanding, on a fully-diluted and as-converted basis, multiplied by the preceding 10-day average closing price of such date is less than 500% of the aggregate Original Issue Price plus accrued and unpaid cumulative dividends on the Series A Preferred Stock. In any event, the aggregate number of common shares issued upon conversion of the shares of Series A Preferred Stock shall not exceed 5,388,595 shares nor shall such aggregate conversions result in Genentech beneficially owning more than 10% of the Company's common stock. In the event of a conversion which would exceed these limits, the Company would be required to redeem such shares at a cash redemption price of $1,000 per share plus accrued and unpaid cumulative dividends to the date of conversion. The Series A Preferred Stock may also be redeemed, in whole or in part, at any time at the Company's option at a cash redemption price of $1,000 per share plus accrued and unpaid cumulative dividends to the date of redemption. The Series A Preferred Stock ranks senior to the Company's common stock as to liquidation and dividend rights. In the event of any liquidation, dissolution or winding up of the Company, the Series A Preferred Stock has a liquidation preference of $1,000 per share plus accumulated and unpaid cumulative dividends to the date of liquidation. Cumulative preferred dividends under the Series A Preferred Stock are payable in arrears on a quarterly basis at an annual rate of the prime rate plus 2%.

  In connection with an agreement with Genentech, Inc. (see Note 6), 500 shares of Series A Preferred Stock were issued. Preferred dividends of $23,000 have been accrued as of September 30, 2000 on the Series A Preferred Stock.

NOTE 6.  Collaboration Agreement

  In May 2000, the Company entered into a research, development and commercialization collaboration agreement (the "Collaboration Agreement") with Genentech, Inc. ("Genentech"). Under this agreement, the Company and Genentech will co-develop an antibody to IL9 for asthma, with options for other products in respiratory disease. The Company and Genentech simultaneously executed a Stock Purchase Agreement (the "Stock Purchase Agreement") pursuant to which the Company received from Genentech

                         MAGAININ PHARMACEUTICALS INC.

                   NOTES TO FINANCIAL STATEMENTS (Unaudited)


approximately $5,000,000 in exchange for the issuance of 1,085,973 shares of its common stock and $500,000 representing the issuance of 500 shares of its Series A Preferred Stock (see Note 5). The Company will conduct development activities through Phase II clinical testing for pharmaceutical products covered by the Collaboration Agreement and Genentech will conduct Phase III clinical testing, manufacturing and marketing for such products. The Company may elect to co-fund Genentech's Phase III clinical and regulatory costs in return for a share of profits and losses resulting from the sales of the covered product in the U.S. The Company will receive a royalty on sales overseas and in the U.S. if the Company elects not to fund the Phase III and regulatory costs. Future development funding will be provided to the Company by Genentech at certain dates specified in the Stock Purchase Agreement or as agreed by the parties through the issuance of additional shares of the Series A Preferred Stock to Genentech.

NOTE 7. Commitments, Contingencies and Other Matters

Manufacturing Agreement

  The Company renegotiated an earlier manufacturing agreement with Abbott Laboratories ("Abbott") in September 1999. Under this agreement, $3,400,000 is due to Abbott and payable if the Company receives in excess of $10,000,000 of additional funds in any year beginning in 2000, in which case 15% of such excess over $10,000,000 shall be payable to Abbott. The Company recorded this conditional obligation as a liability in 1999 at its then present value. As a result of the Company's financing activity through September 30, 2000 (see Notes 4 and 5), $1,088,000 of this liability becomes payable to Abbott on March 1, 2001 and thus has been included in current liabilities at September 30, 2000. The remaining amount is included in long-term liabilities as of September 30, 2000.

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

                         MAGAININ PHARMACEUTICALS INC.

                   NOTES TO FINANCIAL STATEMENTS (Unaudited)


NOTE 8.  New SEC Interpretations

  In December 1999, the staff of the SEC issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements, including the recognition of non-refundable fees received upon entering into arrangements. The Company is in the process of evaluating SAB 101 and its effects on the financial statements and current revenue recognition policies. The Company is required to adopt this pronouncement no later then the fourth quarter of 2000, with cumulative effect adjustments, if any, to be recorded as of January 1, 2000.

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

Risk Factors

  Any investment in shares of our common stock involves a high degree of risk. You should carefully consider the following risk factors, together with the other information presented in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 1999.

If We Do Not Raise Additional Capital, We May Not Be Able to Continue Our Research and Development Programs and May Never Commercialize Any Products.

  We maintained cash and investments of $21.7 million at September 30, 2000. At September 30, 2000, we had current liabilities of $5.6 million and long-term liabilities of $2.3 million.

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

  We regularly explore alternative means of financing our operations and seek funding through various sources, including public and private securities offerings and collaborative arrangements with third parties. We currently do not have any commitments to obtain additional funds and may be unable to obtain sufficient funding in the future on acceptable terms. If we cannot obtain funding, we will need to delay, scale back or eliminate research and development programs or enter into collaborations with third parties to commercialize potential products or technologies that we might otherwise seek to develop or commercialize ourselves, or seek other arrangements. If we engage in collaborations, we will receive lower consideration upon commercialization of such products than if we had not entered into such arrangements, or if we entered into such arrangements at later stages in the product development process.

  We expect to evaluate all available strategic alternatives to finance our programs and technology, including broad-based alliances or mergers intended to create better-financed entities.

We Expect to Continue to Incur Substantial Losses.

  To date, we have engaged primarily in the research and development of drug candidates. We have not generated any revenues from product sales and have incurred losses in each year since our inception. As of September 30, 2000, we had an accumulated deficit of approximately $154.0 million.

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

The U.S. Food and Drug Administration Has Deemed Our New Drug Application for LOCILEX(TM) Cream to Be Not Approvable, Which Will Prevent Near Term Commercialization of the Product.

  We announced on July 26, 1999 that we received notification from the U.S. Food and Drug Administration, or FDA, that our New Drug Application, or NDA, for LOCILEX(TM) Cream had been deemed not approvable.

  LOCILEX(TM) Cream, a topical cream antibiotic for the treatment of infection in diabetic foot ulcers, was our lead product development candidate. With the FDA's decision, near-term commercialization of LOCILEX(TM) Cream will not occur, and we will generate no revenues from LOCILEX(TM) Cream in the near future.

  In order to again seek approval of LOCILEX(TM) Cream, the FDA has indicated that we must conduct further development activities, including clinical and manufacturing activities. The specific nature of the clinical activities will be determined after consultations with the FDA. As a result of its review of manufacturing of the cream product, the FDA issued certain observations of deficiencies in compliance with their good manufacturing procedures. In any additional clinical studies to be conducted, new batches of the cream product will need to be manufactured from the bulk drug substance, in compliance with FDA-determined good manufacturing procedures, and meeting strict product specifications. Further clinical and manufacturing development efforts may be unsuccessful again. The time required to conduct such activities may be lengthy and the costs considerable.

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

  1) FDA Marketing Approval:

  The primary regulatory agency overseeing all phases of our drug development and marketing programs is the FDA. In order to obtain approval from the FDA to market any drug, we must submit proof of safety, efficacy and quality for each of our proposed products for each indication, which requires extensive and time consuming preclinical and clinical testing. The results of preclinical studies are submitted to the FDA as part of an Investigational New Drug Application, or IND. Once the IND is effective, human clinical trials may be conducted. The results of the clinical trials are submitted to the FDA as part of an NDA. Following review of the NDA, the FDA may:

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

  We do not have control over the amount and timing of resources to be devoted to our products by our collaborative partners. In the future, the interests of our collaborators may not be consistent with our interests. Collaborators may develop products independently or through third parties that could compete with our proposed products. For example, SmithKline maintains a significant presence in the antibiotic area and currently sells a topical antibiotic product indicated for the treatment of certain skin infections and Genentech has recently launched an antibody-based asthma product.

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

If We Do Not Develop and Maintain Relationships With Contract Manufacturers, We May Not Successfully Commercialize Our Products.

  We currently do not have the resources, facilities, or technical capabilities to manufacture any of our proposed products in the quantities and quality required for commercial sale. We have no plans to establish a manufacturing facility. We depend upon contract manufacturers for commercial scale manufacturing of our proposed products in accordance with regulatory standards. This dependence may restrict our ability to develop and deliver products on a timely, profitable and competitive basis. Additionally, the number of companies capable of producing our proposed products is limited. We may be unable to maintain arrangements with qualified outside contractors to manufacture materials at costs which are affordable to us, if at all.

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

  We had an agreement with Abbott Laboratories providing for the purchase of approximately $10.0 million of bulk drug substance for LOCILEX Cream. As FDA approval of LOCILEX Cream did not occur, we renegotiated this agreement with Abbott in September 1999, paying Abbott $4.2 million and receiving partial delivery of material. An additional $3.4 million is due to Abbott and payable if we receive in excess of $10.0 million of additional funds in any year beginning in 2000, in which case 15% of such excess over $10.0 million shall be payable to Abbott up to an aggregate of $3.4 million. As a result of two private placements in Year 2000, we have received approximately $17.3 million in cash proceeds year to date and, therefore, $1.1 million of the Abbott liability is payable to Abbott in March 2001. We have no further purchase commitments to Abbott and Abbott has no further supply requirements to us.

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

  2) Potential Ownership Disputes:

  There may be disputes arising as to the ownership of our technology. Most of our research and development personnel previously worked at other biotechnology companies, pharmaceutical companies, universities, or research institutions. These entities may raise questions as to when technology was developed, and assert rights to the technology. These kinds of disputes have occurred in the past. We may not prevail in any such disputes.

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

  We expect this trend to continue, but we cannot predict the nature or extent of any reform that results. It is possible that reform could impact pharmaceutical marketing and pricing. Not only would this affect possible future profit margins, it could adversely affect our ability to obtain financing for the continued development of our proposed products. Furthermore, reforms could have a broader impact by limiting overall growth of health care spending, such as Medicare and Medicaid spending, which could also adversely affect our business.

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

We May Be Unable to Maintain the Standards for Listing on the Nasdaq National Market, Which Could Make it More Difficult for Investors to Dispose of Our Common Stock and Could Subject Our Common Stock to the ''Penny Stock'' Rules.

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

  In addition, if our common stock were delisted, it would be subject to the so-called "penny stock" rules. The SEC has adopted regulations that define a "penny stock" to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions, such as any securities listed on a national securities exchange or quoted on NASDAQ. For any transaction involving a "penny stock," unless exempt, the rules impose additional sales practice requirements on broker-dealers, subject to certain exceptions.

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

The Exercise of Options and Warrants and Other Issuances of Shares Could Have a Dilutive Effect on Our Stock Price.

  As of September 30, 2000, there were outstanding options to purchase an aggregate of approximately 3,769,000 shares of our common stock at prices ranging from $0.40 per share to $16.75 per share, of which approximately 2,157,000 were exercisable as of such date. Also outstanding at September 30, 2000 were warrants to purchase 229,739 shares of our common stock, currently exercisable at $8.00 per share, and warrants to purchase an aggregate of 1,168,808 shares of our common stock, currently exercisable at prices ranging from $5.33 per share to $7.28 per share, and subject to adjustment with future offerings. In addition, in connection with our private placement in August 2000, we issued warrants to purchase an aggregate of 167,166 shares of our common stock, currently exercisable at $3.50 per share, and subject to adjustment under certain circumstances. Exercise of options and warrants at prices below the market price of our common stock could adversely affect the price of our common stock. Additional dilution may result from the issuance of shares in connection with collaborations or manufacturing arrangements or in connection with other financing efforts.

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

Results Of Operations

Revenues

  We have received no revenues from product sales. Revenues in prior periods have consisted principally of revenues recognized under collaborations with corporate partners. We have no currently existing collaborations that will result in the realization of research and development revenues in the foreseeable future.

Research and Development Expenses


  Research and development expenses for the three-month period ended September 30, 2000 increased as compared to the same period in 1999 due to increases in development, clinical and regulatory costs, and personnel expenses, principally relating to squalamine. Research and development expenses for the nine-month period ended September 30, 2000 decreased as compared to the same period in 1999 due to reductions in manufacturing development, clinical and regulatory costs, and personnel expenses, principally due to the absence of development activity relating to LOCILEX(TM) Cream, offset partially by the increase in squalamine activity.

  The level of research and development expenses in future periods will depend principally upon the progress of our research and development programs and our capital resources.

General and Administrative Expenses

  General and administrative expenses are primarily comprised of personnel costs and professional fees and have decreased in the three- and nine-month periods ended September 30, 2000 as compared to the same periods in 1999 due principally to reductions in headcount and professional fees.

Other Income and Expense

  Other income and expense is primarily comprised of interest income generated from cash and investments net of interest expense related to the note payable and the long-term obligation to Abbott Laboratories. Interest income for the three-month period ended September 30, 2000 increased as compared to the same period in 1999 due to higher investment balances during that period. Interest income for the nine-month period ended September 30, 2000 decreased as compared to the same period in 1999 due to lower investment balances during that period. Interest expense for the three- and nine-month periods ended September 30, 2000 increased as compared to the same period in 1999 due principally to the recognition of interest expense associated with the long-term obligation to Abbott Laboratories.

Net Loss

  Our goal is to conduct significant research, pre-clinical development, clinical testing and manufacturing activities over the next several years. We expect that these activities, together with projected general and administrative expenses, will result in continued and significant losses.

Financial Condition, Liquidity And Capital Resources


  Cash and investments were $21.7 million at September 30, 2000 as compared to $10.6 million at December 31, 1999. Since inception, we have funded our operations primarily from the net proceeds of public and private placements of securities, including:

  .  $17,080,000 raised from our initial public offering in December 1991;
  .  $21,469,000 raised from a public offering completed in February 1993;
  . $18,023,000 raised from a private placement completed in October 1993; . $32,627,000 raised from a public offering completed in August 1995;
  .  $11,932,000 raised from a private placement completed in August 1996;
  .  $19,172,000 raised from a public offering completed in December 1997;
  . $ 2,000,000 raised from a private placement completed in December 1998; . $ 3,915,000 raised from a public offering completed in October 1999;
  . $ 5,447,000 raised from a private placement completed in May 2000; and . $11,678,000 raised from a private placement completed in August 2000.

  In addition to the above, we have funded our operations from contract and grant revenues, interest income and lease and debt financing. The primary use of cash during Year 200 has been to finance our operations.

  Current liabilities increased $2.5 million to $5.6 million at September 30, 2000 from December 31, 1999 due to increased research contract accruals related to squalamine development as well as the transfer of $1.1 million owed to Abbott to current liabilities as a result of the Company's financing activity through September 30, 2000. Long-term liabilities decreased $.7 million to $2.3 million at September 30, 2000 from December 31, 1999 principally due to the transfer of a portion of the amount owed Abbott to current liabilities.

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

  In August 2000, we sold approximately 4.1 million shares of our common stock, through a private placement, at a price of $3.00 per share. Net proceeds to Magainin from the offering were approximately $11.7 million, after offering costs.

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

  We regularly explore alternative means of financing our operations and seek funding through various sources, including public and private securities offerings and collaborative arrangements with third parties. We currently do not have any commitments to obtain additional funds and may be unable to obtain sufficient funding in the future on acceptable terms. If we cannot obtain funding, we will need to delay, scale back or eliminate research and development programs or enter into collaborations with third parties to commercialize potential products or technologies that we might otherwise seek to develop or commercialize ourselves, or seek other arrangements. If we engage in collaborations, we will receive lower consideration upon commercialization of such products than if we had not entered into such arrangements, or if we entered into such arrangements at later stages in the product development process.

  Our capital expenditure requirements will depend upon numerous factors, including the progress of our research and development programs, the time and cost required to obtain regulatory approvals, our ability to enter into additional collaborative arrangements, the demand for products based on our technology, if and when such products are approved, and possible acquisitions of products, technologies and companies. We had no significant capital commitments as of September 30, 2000.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  We are exposed to risks associated with interest rate changes. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We invest in only U.S. government debt instruments that meet high quality credit standards, as specified in our investment policy. The policy also limits the amount of credit exposure we may have to any one issue, issuer or type of investment.

  As of September 30, 2000, our portfolio investments consisted of $.7 million in cash and $21.0 million in U.S government debt instruments having a maturity of less than one year. Due to the nature of our investment portfolio, management believes that a sudden change in interest rates would not have a material effect on the value of the portfolio. Management estimates that if the average annualized yield of our investments had decreased by 100 basis points, our interest income for the nine months ended September 30, 2000 would have decreased by approximately $65,000. This estimate assumes that the decrease occurred on the first day of 2000 and reduced the annualized yield of each investment instrument by 100 basis points. The impact on our future interest income will depend largely on the gross amount of our investment portfolio.

  We do not currently have any significant direct foreign currency exchange rate risk.

PART II - OTHER INFORMATION

  ITEM 1.  LEGAL PROCEEDINGS

     We are not a party to any material legal proceedings.

  ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     In August 2000, we issued 4,153,196 shares of common stock (par value $.002 per share) to several accredited investors for an aggregate purchase price of $12,459,588 (per share purchase price of $3.00). The issuance of the common stock was exempt from registration. We granted the investors certain registration rights with respect to these shares. We intend to use the proceeds to fund both ongoing and planned research and development activities, including clinical trials and manufacturing development efforts for squalamine, activities associated with our respiratory program, and working capital to be used for general corporate purposes.

  ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

  ITEM 5.  OTHER INFORMATION

     None.

  ITEM 6.  EXHIBIT AND REPORTS ON FORM 8-K

   (a) Exhibit

       27.1 Financial data schedule for the nine-month period ended September 30, 2000 (electronic filing only).*

       ____________

       * Filed herewith.

   (b) Reports on Form 8-K

     None.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   MAGAININ PHARMACEUTICALS INC.



      Date:  November 7, 2000         By: /s/ Michael R.Dougherty
                                          ------------------------
                                          Michael R. Dougherty
                                          President and Chief Executive Officer


      Date:  November 7, 2000         By: /s/ Christopher P. Schnittker
                                          -----------------------------
                                          Christopher P. Schnittker
                                          Vice President and Chief Financial
                                          Officer

                                 EXHIBIT INDEX

Exhibit No.      Description
-----------      -----------

27.1 Financial data schedule for the nine-month period ended September 30, 2000 (electronic filing only).*

____________

*  Filed herewith.