Form 10-K
period 2000-12-31
GENAERA CORP
filed 2001-03-16
CIK 880431

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

(Mark One)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934

  For the fiscal year ended December 31, 2000

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  For the transition period from to

                         Commission File Number 0-19651

                               ----------------

                              GENAERA CORPORATION
                    (FORMERLY MAGAININ PHARMACEUTICALS INC.)
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

                                 (610) 941-4020
              (Registrant's telephone number, including area code)

                               ----------------

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

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $49,727,762. Such aggregate market value was computed by reference to the closing price of the Common Stock as reported on the National Market System of The Nasdaq Stock Market on March 7, 2001. For purposes of this calculation only, the registrant has defined affiliates as all directors and executive officers and beneficial owners of 5% or more of the registrant's Common Stock. The number of shares of the registrant's Common Stock outstanding as of March 7, 2001 was 32,393,886.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Definitive Proxy Statement for the Registrant's 2001 Annual Meeting of Stockholders to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              GENAERA CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 2000

                                     INDEX

                                                                           Page
                                     Description                           No.
                                     -----------                           ----
 Part I
    Item 1  Business....................................................     3
    Item 2  Properties..................................................    21
    Item 3  Legal Proceedings...........................................    21
    Item 4  Submission of Matters to a Vote of Security Holders.........    21

 Part II
    Item 5  Market for Registrant's Common Equity and Related
               Stockholder Matters......................................    22
    Item 6  Selected Financial Data.....................................    24
    Item 7  Management's Discussion and Analysis of Financial Condition
               and Results of Operations................................    25
    Item 7A Quantitative and Qualitative Disclosure About Market Risk...    28
    Item 8  Financial Statements and Supplementary Data.................    28
    Item 9  Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure.................................    28

 Part III
    Item 10 Directors and Executive Officers of the Registrant..........    29
    Item 11 Executive Compensation......................................    29
    Item 12 Security Ownership of Certain Beneficial Owners and
               Management...............................................    29
    Item 13 Certain Relationships and Related Transactions..............    29

 Part IV
    Item 14 Exhibits, Financial Statement Schedules and Reports on Form
               8-K......................................................    30

                                     PART I

ITEM 1. Business

   Our disclosure and analysis in this Annual Report on Form 10-K contains some forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Such statements may include words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "hope," and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to present or anticipated scientific progress, development of potential pharmaceutical products, future revenues, capital expenditures, research and development expenditures, future financing and collaborations, personnel, manufacturing requirements and capabilities, and other statements regarding matters that are not historical facts or statements of current condition.

   Any or all of our forward-looking statements in this Annual Report on Form 10-K may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially.

   We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our filings with the U.S. Securities and Exchange Commission. Also note that we provide a cautionary discussion of risks and uncertainties relevant to our business included below. These are factors that we think could cause our actual results to differ materially from expected results. Other unanticipated occurrences besides those listed here could also adversely affect us. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

   Genaera Corporation, formerly known as Magainin Pharmaceuticals Inc., is a biopharmaceutical company committed to developing medicines for serious diseases from genomics and natural products. Our research and development efforts are focused on anti-angiogenesis, obesity, infectious diseases and respiratory diseases. We changed our name from Magainin Pharmaceuticals Inc. to Genaera Corporation on March 9, 2001.

Research & Development Programs

 Anti-Angiogenesis Program

   Squalamine is our lead product development candidate and currently is being evaluated in clinical studies for the treatment of solid tumors. Specifically, clinical studies currently are ongoing in non-small cell lung cancer and preliminary results were released in November 2000. The ongoing phase 2a trial in non-small cell lung cancer is a multi-center, open-label design examining the preliminary efficacy and safety of squalamine, combined with standard chemotherapy, in patients with advanced disease. We also are currently conducting studies in primary and recurrent ovarian cancer at multiple clinical sites. We expect to focus our efforts going forward in recurrent and resistant disease patients, where we have seen encouraging early objective responses of tumor size reduction. Other Genaera clinical studies are ongoing in other adult solid tumors and we plan additional studies in cancer. We also plan studies in fibrodysplasia ossificans progressiva, or FOP, a rare genetic disorder of the musculoskeletal system in which there is progressive immobility and disability. The cancer studies will evaluate intravenously administered squalamine in combination with leading chemotherapeutics in each indication or radiation therapy.

   Squalamine was originally discovered in the tissues of the dogfish shark and is part of a class of naturally occurring, pharmacologically active small molecules known as aminosterols. The shark was initially examined because of its apparent resistance to infection and cancer. The chemical structure of squalamine uniquely combines a steroid and a polyamine, two classes of systemic agents that generally are well tolerated in humans. Squalamine is an anti-angiogenic molecule with a unique mechanism of action that we believe has shown broad application for the treatment of several cancer types in preclinical testing.

   Within the human body, a network of arteries, capillaries and veins, known as the vasculature, functions to transport blood throughout the body. The basic network of the vasculature is developed through angiogenesis, a fundamental process by which new blood vessels are formed. This growth process primarily occurs during the first three months of embryonic development. Once the general network of the blood vessels is complete, certain inhibitory factors balance and stabilize the stimulators of new blood vessel formation. Although angiogenesis occurs in human embryonic development, wound healing and in certain reproductive processes in women, angiogenesis is also associated with several diseases, including cancer.

   Cancer is the second most common cause of death in the Western world. Cancer patients are usually treated with a combination of surgery, radiation therapy and chemotherapy. Surgery and radiation therapy can be particularly effective in patients in which the disease has not yet spread to other tissue or organs. Chemotherapy is the principal treatment for tumors that have spread from primary to secondary sites, or metastasized. Chemotherapy involves the administration of cytotoxic drugs designed to kill cancer cells, or the administration of hormone analogues designed to either reduce the production of, or block the action of, certain hormones that affect the growth of tumors. Because chemotherapeutic agents generally attack rapidly dividing cells indiscriminately, damaging both normal and cancerous cells, chemotherapy patients often suffer serious side effects. Additionally, resistance to chemotherapy often occurs over time.

   Cancer includes many different types of uncontrolled cellular growth. Clusters of cancer cells, referred to as tumors, may invade and destroy surrounding organs, impair physiological function and lead to death. To survive, cancer cells require oxygen and nutrients, which are received from the body's blood supply. In order to access this blood supply, cancer cells initiate a biochemical mechanism that stimulates angiogenesis, which provides the blood supply that nourishes the tumor. As cancer cells grow and metastasize they require continuous angiogenesis. Anti-angiogenic substances are intended to inhibit the growth of new blood vessels and thereby suppress tumor growth.

   Squalamine may be of benefit in the treatment of solid tumors by inhibiting new blood vessel growth required for tumor nourishment. Squalamine has exhibited anti-angiogenic properties in a number of in vitro and in vivo assays, conducted in multiple independent laboratories, including animal models of cancer and angiogenic diseases of the eye. We believe squalamine may inhibit the growth of primitive or embryonic capillaries associated with tumor growth. Squalamine has the potential to be used in combination with a number of cytotoxic drugs in the treatment of solid tumors, and we have observed synergies with certain of such cytotoxic therapies in animal testing.

   Anti-angiogenic substances may also be useful in certain eye diseases, including diabetic retinopathy and macular degeneration. In addition to our anti-angiogenesis research program focused on cancers, we also maintain a research program to evaluate squalamine in eye disease. Georgetown University Medical Center has recently begun to study squalamine as a therapy for diabetic retinopathy, a leading cause of blindness that results from abnormal blood vessel growth in the eye. We also are focusing efforts on preparing for future clinical studies in patients with macular degeneration.

 Respiratory Disease Program

   Our respiratory program is designed to discover and develop treatment alternatives for chronic respiratory diseases, a large and growing market that we believe is currently underserved by medical therapeutics. These diseases include asthma, chronic bronchitis, cystic fibrosis, and chronic sinusitis. In the United States, about 15 million people suffer from asthma, and recently there has been an increase in the incidence of this disease. The recognition that specific genetic and environmental factors appear to be important in the susceptibility to asthma has led to an intensive search for those specific factors. Additionally, approximately 15 million people suffer from chronic bronchitis and approximately 33 million patients are reported annually with chronic sinusitis. We are also focused on the development of treatments for respiratory and other complications of cystic fibrosis. These respiratory diseases have in common the overproduction of mucus secretions and an underlying inflammatory process. Current research and development efforts at Genaera are focused on the development of therapeutics that decrease mucus production, or mucoregulators, and anti-inflammatory treatments that may be useful in these diseases.

  Functional Genomics Program

   Advances in genetics and molecular biology have significantly enhanced the ability of scientists to clone and sequence genes and identify the causes of disease at the molecular level. Genomics, or the study of the genome, can be applied to the examination of the genetic influences on human disease. Functional genomics refers to the determination of the manner in which genes specifically impact the disease process. In contrast to traditional drug discovery and development, a genetic approach commences by identifying those genes that are responsible for the initiation or progression of disease. Analysis of deoxyribonucleic acid (DNA) helps characterize the specific role of genes in the disease process. The information stored in the DNA of a gene acts as a set of instructions to living cells of the organism. These instructions direct the cells to synthesize specific proteins, such as hormones or enzymes that perform the basic biochemical and physiological functions of the cells. Disease may occur when a defect (mutation) occurs in a gene or genes, resulting in incorrect instructions being sent to cells, and disrupting the normal balance or function of these essential proteins. The ability to detect such a mutation and to understand how the disruption of normal protein function contributes to the initiation and progression of the resultant disease are potentially valuable aids to pharmaceutical discovery and development. To identify an appropriate molecular target for therapeutic intervention, it may also be necessary to characterize fully the biochemical pathway in which the disease gene functions.

  Respiratory Gene Database (Screening Program)

   We employ functional genomics to discover additional therapeutic targets for respiratory disease. We have identified numerous targets that have been validated and added to our Respiratory Gene Database, including genes and gene products that can be antagonized by biological therapeutics, such as proteins and traditional small molecules. We can screen chemical libraries for activity against these targets using our high throughput screening programs.

  Respiratory Product Development

   .Anti-IL9 Therapeutics

   Our first genomics-based product development program involves the development of a blocking antibody to IL9, to treat the root cause of asthma. Asthma is a serious, chronic illness characterized by one or more symptoms, including episodic shortness of breath, wheezing, coughing and chest tightness, that has been documented by public health officials to be increasing in prevalence and severity. The complex physiological changes associated with asthma are under intensive scrutiny; however, their precise causes are not well understood. The recognition that specific genetic and environmental factors appear to be important in the susceptibility to asthma has led to an intensive search for those specific factors. Genetic studies to identify the root cause of asthma, in both human families and animal models, have pinpointed IL9 as a mediator of asthma, and functional genomic analyses are consistent with these findings. IL9 is a gene that varies in DNA structure and function in asthmatic and allergic humans and animals. Over the past five years, Genaera scientists and a number of academic investigators have published peer-reviewed articles that indicate that IL9 acts directly and specifically to promote lung inflammation in asthma. We believe that we have developed a strong patent position in anti-IL9 therapeutics having first discovered and documented a role for this cytokine in asthma. While genetic susceptibility to bronchial hyperresponsiveness and asthma is likely due to multiple genes acting together, the identification of specific susceptibility genes provides valuable insight into the molecular pathways associated with this condition.

   We believe an antibody to IL9 has significant promise as a therapy for asthma as it targets the root cause of the disease rather than the symptoms. In December 1998, we entered into a collaborative research and option agreement with Genentech, Inc. relating to the development of a protein therapeutic in asthma, which was replaced by a May 2000 research, development and commercialization collaboration agreement with Genentech. In December 2000, Genentech elected to terminate the collaboration agreement covering the IL9 antibody development program and related respiratory technology. As a result, all licensed technology under this agreement, exclusive of Genentech-improved technology, will be returned to us. Although we have no current development collaborations regarding this program, we hope to repartner this antibody development program in 2001.

  .Mucoregulator Product Development

   Our second genomics-based product development program is focused on several small molecules that we believe will lead to drug development candidates to inhibit the overproduction of mucin. Mucoregulators have the potential to yield novel therapeutics for mucus overproduction in a number of chronic diseases. For example, excess mucus production is an important clinical feature of chronic sinusitis and chronic obstructive pulmonary diseases, including asthma, chronic bronchitis and cystic fibrosis. In many lung diseases, excess mucus production leads to airway pulmonary obstruction and contributes to a significant deterioration of lung function.

   We have developed a novel strategy to downregulate, or prevent, the production of mucin that leads to airway obstruction dysfunction and disease. We discovered an anion channel that regulates the production of gel-forming mucins in the cells lining the airways and gastrointestinal tracts along with small molecule anti-inflammatory and analgesic mucoregulators. We have patents pending on target uses and mucoregulator molecules.

 Obesity Program

   Produlestan is our second natural aminosterol product in development. Preclinical data on this compound demonstrate it is a potent appetite suppressant in numerous animal models of obesity. In these models, in additional to controlling weight, produlestan seems to normalize blood sugar, as well as high blood cholesterol levels. Genaera researchers have shown efficacy with produlestan and demonstrated that animal food intake can be regulated in a reversible manner, leading to changes in body weight. Produlestan has a similar chemical structure to squalamine.

   Development goals for produlestan currently are focused on demonstrating safety and early evidence of appetite suppression in medically significant obesity. Produlestan targets the substantial market of 10-12 million medically significant obese Americans, which is expected to grow to well over $1 billion in drug product sales in the near future.

 Infectious Disease Program

   We have conducted research and development in infectious diseases over many years. The magainin class of compounds, originally discovered in frogs, have been shown to have activity against a variety of pathogens, including bacteria, amoebae, fungi and parasites. Magainins are peptides. A peptide is a chain of molecules, known as amino acids, that are considered to be one of the basic building blocks of the human body. Chains of 2 to 50 amino acids are generally referred to as peptides, while longer chains are referred to as proteins. We have modified natural peptides by rearranging the order and combination of amino acids and by substituting and deleting additional amino acids to produce magainins having a broader spectrum of therapeutic activity and improved potency.

   Antibiotic resistance, an increasing problem, is the process by which antibiotics lose their effectiveness over time as bacteria, through mutation, develop the means to produce enzymes capable of diminishing the utility of an antibiotic. We have not noted the development of any antibiotic resistance to the magainins. We believe this is due to the unique mechanism of action of the magainins; magainins puncture the cell membrane and break down the integrity of the cell, killing bacteria differently than traditional antibiotics.

   LOCILEX(TM) Cream, a topical cream antibiotic for the treatment of infection in diabetic foot ulcers, had been our lead product development candidate. LOCILEX(TM) Cream did not obtain approval from the U.S. Food and Drug Administration, or FDA, in July 1999, and we have since refocused our near-term product development efforts on the other programs discussed above. We continue to seek new opportunities to capitalize on our past development efforts in this program.

 Other Programs

   We continue to work on feasibility studies in a number of other areas. Any of these programs could become more significant over the next 12 months; however, there can be no assurance that any of the new programs under review will generate viable product opportunities.

   We have engaged in extensive research and development efforts on compounds derived from the host-defense systems of animals. The host-defense system is the complex of natural processes and mechanisms used by animals and humans to protect against disease. Naturally occurring molecules, such as the magainins and aminosterols, provide a first line of defense against infection and other diseases. Our intent for research and development in host-defense is to leverage our knowledge of how these compounds have worked in animal systems in evaluating the pharmacologic activity of such compounds in human disease.

  Other Applications For Magainin Peptides

   Magainin peptides have demonstrated in preclinical testing the potential for broad application in a number of indications, including:

   Cancer/Tumorcidal: Various chemically modified magainin peptides have shown promising anti-tumor activity. In preclinical animal models, such peptides enhanced the cellular uptake and activity of standard chemotherapeutics against tumors.

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

  Other Aminosterols

   Beyond squalamine, we have discovered a number of other aminosterol compounds in the shark, each differing from squalamine in chemical structure and interacting with a separate, specific receptor. These compounds affect the intracellular metabolism in a manner that disturbs the target cell responses to certain growth factors, hormones and other signals. Therapeutic opportunities for these compounds may include various malignancies, inflammatory diseases, and viral infections. There are additional aminosterols earlier in the development process, including a set of unique synthetic blockers of T-helper cell adhesion and activation, which may be useful for asthma or other T-helper cell mediated diseases.

  Defensins

   In the process of researching animal host-defenses across different species, we have helped demonstrate that all species, including humans, utilize some form of local antimicrobial defense beyond their systemic immune systems. Our approach to identifying pharmaceutically-active compounds in the host-defense systems of animals involves the extraction of compounds from animal tissues. The extracts are assayed for activity against selected pathogens, such as bacteria, fungi, viruses and certain cancers. We then purify the active compounds and determine the precise chemical structure of the purified molecule. Once naturally occurring molecules have been isolated, we analyze the relationship between the molecular structure of the compound and its biological activity. In general, this requires that we identify the structures in the compound that are believed to have therapeutic effects and analyze how the compounds could be modified to improve the desired therapeutic effects. We then utilize our combinatorial chemistry capabilities to modify the molecules to alter biological activity or increase stability. In humans, we have identified host-defense molecules (defensins) in the lungs, the gastrointestinal tract and the skin. We have also identified several natural "inducers" of local antimicrobial defenses. Some of these compounds, such as isoleucine, a natural amino acid, are found in nature, are generally regarded as safe and may possess novel nutritional, as well as pharmaceutical, immunostimulant applications.

 Research and Development Costs

   We have incurred costs of $10.1 million, $9.9 million and $21.5 million for research and development in the years ended December 31, 2000, 1999 and 1998, respectively.

Collaborative Arrangements

   Collaborations may allow us to leverage our scientific and financial resources and gain access to markets and technologies that would not otherwise be available to us. In the long term, development and marketing arrangements with established companies in the markets in which our potential products will compete may provide us with more efficient access to intended markets and may, accordingly, conserve our resources. We expect that we will enter into development and marketing arrangements for most of the products we may develop. From time to time, we hold discussions with various potential partners.

   In February 1997, we entered into a development, supply and distribution agreement in North America with GlaxoSmithKline for LOCILEX(TM) Cream. GlaxoSmithKline has paid us $10,000,000 under this agreement, which we received in 1997. We had hoped to commercialize LOCILEX(TM) Cream in the near-term. However, as a result of the FDA's decision, near-term commercialization of LOCILEX(TM) Cream will not occur, and we will generate no revenues from LOCILEX(TM) Cream in the near future. The GlaxoSmithKline agreement also gives GlaxoSmithKline rights to terminate the arrangement, and, under certain conditions, the right to negotiate for rights to another Genaera product development candidate. GlaxoSmithKline remains our exclusive sales, marketing and distribution partner for the North American territory for LOCILEX(TM) Cream.

   In December 1998, we entered into a collaborative research and option agreement with Genentech relating to a protein therapeutic in asthma. Under this agreement, we jointly conducted a collaborative program to evaluate the utility of a blocking antibody to IL9 in suppressing the asthmatic response. Genentech made an initial equity investment of $2,000,000 in us in 1998, and had an option to enter into a development and commercialization agreement with us. In May 2000, we entered into a research, development and commercialization collaboration agreement with Genentech, which replaced the December 1998 collaboration agreement. In December 2000, Genentech elected to terminate the collaboration agreement covering the IL9 antibody development program and related respiratory technology. As a result, all licensed technology under this agreement, exclusive of Genentech-improved technology, will be returned to us. Although we have no current development collaborations regarding this program, we hope to repartner this antibody development program in 2001.

   In December 2000, we entered into a new collaborative agreement with the Ludwig Institute for Cancer Research (LICR) on the discovery and development of novel genes and proteins as pharmaceutical targets and therapeutics. Under the agreement, Genaera and LICR are assigned primary commercial rights to intellectual property for a number of novel genes and proteins with therapeutic potential. The novel genes and proteins were discovered during joint genomics and biological research conducted under a prior research agreement from 1996. Also covered in the agreement were novel genes and proteins initially discovered by the Brussels branch of LICR. Genaera obtains exclusive rights to certain intellectual property pertinent to its development programs, along with owing certain payments and royalties to LICR. LICR obtains exclusive rights to certain other jointly discovered intellectual property, along with owing certain payments and royalties to Genaera. In addition, the joint research program has been extended for at least two additional years.

Research and License Agreements

   We have rights to several patents and patent applications under certain license agreements pursuant to which we expect to owe royalties on sales of products that incorporate issued patent claims. Additionally, certain of these agreements also provide that if we elect not to pursue the commercial development of any licensed technology, or do not adhere to an acceptable schedule of commercialization, then our exclusive rights to such technology would terminate. We also fund research at certain institutions, and these relationships may provide us with an option to license any results of the research.

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

   Governmental authorities may delay or deny the approval of any of our drug candidates. In addition, governmental authorities may enact new legislation or regulations that could limit or restrict our efforts. A delay or denial of regulatory approval for any of our drug candidates, such as that which has occurred for LOCILEX(TM) Cream, will materially affect our business. Even if we receive approval of a product candidate, it may be conditioned upon certain limitations and restrictions as to the drugs used and may be subject to continuous review. If we fail to comply with any applicable regulatory requirements, we could be subject to penalties, including:

  . warning letters;

  . fines;

  . withdrawal of regulatory approval;

  . product recalls;

  . operating restrictions;

  . injunctions; and

  . criminal prosecution.

 FDA Marketing Approval

   The primary regulatory agency overseeing all phases of our drug development and marketing programs is the FDA. In order to obtain approval from the FDA to market any drug, we must submit proof of safety, efficacy and quality for each of our proposed products for each indication, which requires extensive and time consuming preclinical and clinical testing. The results of preclinical studies are submitted to the FDA as part of an Investigational New Drug Application, or IND. Once the IND is effective, human clinical trials may be conducted. The results of the clinical trials are submitted to the FDA as part of a New Drug Application, or NDA. Following review of the NDA, the FDA may:

  . grant marketing approval;

  . require additional testing or information; or

  . deny the application.

 FDA Manufacturing Approval

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

 Ongoing FDA Oversight

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

 Other Regulatory Bodies

   We are also subject to regulation by other regulatory authorities, including the Occupational Safety and Health Administration, the Environmental Protection Agency, the Nuclear Regulatory Commission, the Drug Enforcement Agency and the United States Department of Agriculture, and to regulation under regulatory statutes such as the Toxic Substances Control Act and the Resource Conservation and Recovery Act.

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

 Patents

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

 Potential Ownership Disputes

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

 Other Intellectual Property

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

   Many companies are working to develop and market products intended for the additional disease areas being targeted by us, including cancer and asthma. A number of major pharmaceutical companies have significant franchises in these disease areas, and can be expected to invest heavily to protect their interests. In the cancer field, anti-angiogenic agents are under development at a number of companies. In the respiratory field, other biopharmaceutical companies have also reported the discovery of genes relating to asthma and other respiratory diseases. We are aware that research on compounds derived from animal host-defense systems is being conducted by others. Many companies are also currently involved in research and development activities focused on the pathogenesis of disease, and the competition among companies attempting to find genes responsible for disease is intense.

Executive Officers

   Our executive officers as of December 31, 2000 are as follows:

                 Name                 Age Position
                 ----                 --- --------
 Roy C. Levitt, M.D. ................  47 President and Chief Executive Officer

                                          Executive Vice President and Chief
 Kenneth J. Holroyd, M.D. ...........  42 Business Officer

                                          Vice President and Chief Financial
 Christopher P. Schnittker...........  32 Officer

 Sean M. Johnston, Ph.D. ............  42 Vice President, Manufacturing

   Dr. Levitt has served as our President and Chief Executive Officer since November 2000. Dr. Levitt served as our Executive Vice President and Chief Operating Officer since August 1998. Dr. Levitt was appointed our head of Research and Development, and a Director in August 1997. Dr. Levitt had served as Executive Vice President since joining us on a full-time basis in January 1996 until November 2000. Prior to joining, Dr. Levitt served as a consultant to Genaera beginning in 1995. Dr. Levitt served as a faculty member at Johns Hopkins University in the Department of Anesthesiology and Critical Care Medicine, from 1986 to 1995, in Neurological Surgery from 1995 to 1996 and in the Department of Environmental Health Sciences in the Johns Hopkins School of Public Health and Hygiene from 1988 to 1996.

   Dr. Holroyd has served as our Executive Vice President and Chief Business Officer since November 2000. Prior to that, Dr. Holroyd served as Senior Vice President, Clinical Research and Regulatory Affairs since June 1998. Dr. Holroyd has held various positions, including Vice President of Respiratory Discovery Research, Product Development and Business Development, since joining us in February 1997. Prior to joining us, Dr. Holroyd was a faculty member and head of respiratory care services at Johns Hopkins University School of Medicine and Hospital in the Department of Anesthesiology and Critical Care Medicine. Dr. Holroyd earned his M.D. and M.B.A. from Johns Hopkins in 1984 and 2000, respectively, and completed his residency training at Johns Hopkins serving as chief resident of the Osler Medical Service and at the National Heart, Lung and Blood Institute.

   Mr. Schnittker has served as our Vice President and Chief Financial Officer since June 2000. Prior to joining us, Mr. Schnittker served as Director of Finance from August 1999 to May 2000 and Controller from December 1997 to August 1999 at Global Sports, Inc. From June 1995 to December 1997, Mr. Schnittker held the positions of Manager, Finance Policies and Procedures and Senior Accountant at Rhone-Poulenc Rorer, Inc. Mr. Schnittker is a certified public accountant.

   Dr. Johnston has served as our Vice President, Manufacturing since January 1999. Prior to joining us, Dr. Johnston served as Production Manager at Lonza, Inc. from May 1993 to December 1998. Dr. Johnston also served as Chemical Development Manager from October 1989 to May 1993 at Greenwich Pharmaceutical, Inc. From October 1982 to May 1989, Dr. Johnston served in various process chemistry positions at E.R. Squibb (now Bristol-Myers Squibb) including Process Manager, Process Chemist and Chemical Process Investigator.

   Officers are elected or appointed by the Board of Directors to serve until the appointment or election and qualification of their successors or their earlier termination or resignation.

Employees

   As of December 31, 2000, we had 46 full-time employees. No employees are covered by collective bargaining agreements, and we consider relations with our employees to be good.

Risk Factors Related to Our Business

   Any investment in shares of our common stock involves a high degree of risk. You should carefully consider the following risk factors, together with the other information presented in this Annual Report.

If We Do Not Raise Additional Capital, We May Not Be Able to Continue Our Research and Development Programs and May Never Commercialize Any Products.

   We maintained cash and investments of $19,033,000 at December 31, 2000. At December 31, 2000, we had current liabilities of $5,985,000 and long-term liabilities of $2,010,000. In the absence of raising additional funds or significantly reducing expenses, we do not have sufficient resources to sustain operations beyond 2001. We will need to raise substantial additional funds in the future to continue our research and development programs and to commercialize our potential products. If we are unable to raise such funds, we may be unable to complete our development activities for any of our proposed products.

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

We Expect to Continue to Incur Substantial Losses.

   To date, we have engaged primarily in the research and development of drug candidates. We have not generated any revenues from product sales and have incurred losses in each year since our inception. As of December 31, 2000, we had an accumulated deficit of approximately $157,568,000.

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

   We do not have control over the amount and timing of resources to be devoted to our products by our collaborative partners. In the future, the interests of our collaborators may not be consistent with our interests. Collaborators may develop products independently or through third parties that could compete with our proposed products. For example, GlaxoSmithKline maintains a significant presence in the antibiotic area and currently sells a topical antibiotic product indicated for the treatment of certain skin infections and Genentech has recently launched an antibody-based asthma product. In addition, a partner may decide to end a relationship with us. For example, in December 2000, Genentech elected to terminate the collaboration agreement covering the IL9 antibody development program and related respiratory technology.

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

If We Are Not Able to Innovate and Develop Products as Rapidly as Our Competitors, Our Products May Not Achieve Market Acceptance.

   The pharmaceutical industry is characterized by intense competition. Many companies, research institutions and universities are conducting research and development activities in a number of areas similar to our fields of interest. Many companies are currently involved in research and development activities focused on the pathogenesis of disease, and the competition among companies attempting to find genes responsible for disease is intense. In addition, we are aware that research on compounds derived from animal host-defense systems is being conducted by others. Most of these entities have substantially greater financial, technical, manufacturing, marketing, distribution and other resources. We may also face competition from companies using different or advanced techniques that could render our products obsolete.

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

   We are currently working with outside contractors for the chemical production of squalamine. Production of squalamine and other proposed products will require significant expenditure.

We Depend on Our Intellectual Property and, If We Are Unable to Protect Our Intellectual Property, We May Not Realize Optimal Value from Our Technology.

 Patents

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

   The cost of litigation related to patents can be substantial, regardless of the outcome.

 Potential Ownership Disputes

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

 Other Intellectual Property

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

If We Cannot Recruit and Retain Qualified Management, We May Not Be Able to Successfully Develop and Commercialize Our Products.

   We depend to a considerable degree on a limited number of key personnel. Most significant responsibilities have been assigned to a relatively small number of individuals. We do not maintain "key man" insurance on any of our employees. The loss of certain management and technical personnel could adversely affect our ability to develop and commercialize products.

We are Subject to Potential Product Liability Claims That Could Result in Significant Expense if a Claim Arose.

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

The FDA Has Deemed Our NDA for LOCILEX(TM) Cream to Be Not Approvable, Which Will Prevent Near Term Commercialization of the Product.

   We announced on July 26, 1999 that we received notification from the FDA that our NDA for LOCILEX(TM) Cream had been deemed not approvable.

   LOCILEX(TM) Cream, a topical cream antibiotic for the treatment of infection in diabetic foot ulcers, was our lead product development candidate. With the FDA's decision, near-term commercialization of LOCILEX(TM) Cream will not occur, and we will generate no revenues from LOCILEX(TM) Cream in the near future.

   In order to again seek approval of LOCILEX(TM) Cream, the FDA has indicated that we must conduct further development activities, including clinical and manufacturing activities. The specific nature of the clinical activities will be determined after consultations with the FDA. As a result of its review of manufacturing of the cream product, the FDA issued certain observations of deficiencies in compliance with their GMP regulations. In any additional clinical studies to be conducted, new batches of the cream product will need to be manufactured from the bulk drug substance, in compliance with FDA-determined good manufacturing procedures, and meeting strict product specifications. The time required to conduct such further clinical and manufacturing development efforts may be lengthy and costly, and the results may ultimately prove unsuccessful.

Our Stock Price Is Extremely Volatile Due to a Number of Factors.

   The market prices and trading volumes for securities of biopharmaceutical and biotechnology companies, including ours, have historically been, and will likely continue to be, highly volatile. Future events affecting our business, or that of our competitors, may significantly impact our stock price, including:

  . product testing results;

  . technological innovations;

  . new commercial products;

  . government regulations;

  . proprietary rights;

  . regulatory actions; and

  . litigation.

We May Be Unable to Maintain the Standards for Listing on the Nasdaq National Market, Which Could Impact the Liquidity of Our Common Stock and Could Subject Our Common Stock to the "Penny Stock" Rules.

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

   In addition, if our common stock were delisted, it would be subject to the so-called "penny stock" rules. The U.S. Securities and Exchange Commission has adopted regulations that define a "penny stock" to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions, such as any securities listed on a national securities exchange or quoted on Nasdaq. For any transaction involving a "penny stock," unless exempt, the rules impose additional sales practice requirements on broker-dealers, subject to certain exceptions.

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

The Exercise of Options and Warrants and Other Issuances of Shares Could Have a Dilutive Effect on Our Stock Price.

   As of December 31, 2000, there were outstanding options to purchase an aggregate of approximately 3,680,000 shares of our common stock at prices ranging from $1.03 per share to $16.75 per share, of which approximately 2,109,000 were exercisable as of such date. Also outstanding at December 31, 2000 were warrants to purchase 229,739 shares of our common stock, currently exercisable at $8.00 per share, and warrants to purchase an aggregate of 1,242,153 shares of our common stock, currently exercisable from $5.06 to $6.79 per share, and subject to adjustment with future offerings. In addition, in connection with our private placement in August 2000, we issued warrants to purchase an aggregate of 167,166 shares of our common stock, currently exercisable at $3.50 per share, and subject to adjustment under certain circumstances. Exercise of options and warrants at prices below the market price of our common stock could adversely affect the price of our common stock. Additional dilution may result from the issuance of shares in connection with collaborations or manufacturing arrangements, or in connection with other financing efforts.

Our Certificate of Incorporation and Delaware Law Contain Provisions that Could Discourage a Takeover.

   Our certificate of incorporation provides our board of directors the power to issue shares of preferred stock without stockholder approval. This preferred stock could have voting rights, including voting rights that could be superior to that of our common stock, and the board of directors has the power to determine these voting rights. In addition, Section 203 of the Delaware General Corporation Law contains provisions which impose restrictions on stockholder action to acquire control of Genaera. The effect of these provisions of our certificate of incorporation and Delaware law provisions would likely discourage third parties from seeking to obtain control.

ITEM 2. Properties

   We lease an aggregate of approximately 26,000 square feet of office and laboratory space at two locations in Plymouth Meeting, Pennsylvania. Our primary lease of 21,000 square feet of office and laboratory space expires in November 2002. The secondary lease, and corresponding sublease, of approximately 5,000 square feet of office space expires in January 2001. In the aggregate, these leases provide for minimum annual payments of approximately $327,000 in 2001 and are subject to certain annual increases thereafter. We expect offsetting minimum annual sublease payments of $10,000 in 2001.

ITEM 3. Legal Proceedings

   We are not a party to any material litigation.

ITEM 4. Submission of Matters to a Vote of Security Holders

   No matters were submitted to a vote of our stockholders during the last quarter of the year ended December 31, 2000.

                                    PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters

   From December 12, 1991, the date of our initial public offering, until March 9, 2001 our common stock was included for quotation on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") National Market under the symbol "MAGN". On March 9, 2001, we changed our name to Genaera Corporation and, on March 12, 2001, our common stock began inclusion for quotation on the NASDAQ National Market under the symbol "GENR". The quarterly ranges of high and low closing bid prices per share of our common stock are shown below.

     Year Ended December 31, 2000                                   High   Low
     ----------------------------                                  ------ -----
     1st Quarter.................................................. $10.50 $1.78
     2nd Quarter.................................................. $ 5.00 $2.50
     3rd Quarter.................................................. $ 5.38 $3.06
     4th Quarter.................................................. $ 4.06 $2.09

     Year Ended December 31, 1999                                   High   Low
     ----------------------------                                  ------ -----
     1st Quarter.................................................. $ 4.44 $1.44
     2nd Quarter.................................................. $ 2.56 $1.50
     3rd Quarter.................................................. $ 3.69 $1.00
     4th Quarter.................................................. $ 2.25 $0.94

Dividends

   We have not paid any cash dividends since our inception, and we do not anticipate paying any cash dividends in the foreseeable future. It is the present policy of the Board of Directors to retain all earnings, if any, to finance the development of our business.

Number of Holders of Common Stock

   At March 7, 2001, there were approximately 358 stockholders of record and approximately 10,944 beneficial owners of our common stock.

Recent Sales of Unregistered Securities

   In May 2000, pursuant to a collaboration agreement, we issued and sold to Genentech, Inc. 500 shares of our Series A redeemable convertible preferred stock at an aggregate purchase price of $500,000 and 1,085,973 shares of our common stock at an aggregate purchase price of approximately $5,000,000. In December 2000, we issued and sold to Genentech an additional 688 shares of preferred stock for an aggregate purchase price of $688,000 and on the same terms and conditions as the May 2000 sale. There were no underwriters or underwriting discounts or commissions in connection with these transactions. The preferred stock and common stock sold to Genentech in May 2000 and the preferred stock sold in December 2000 were issued and sold in transactions that we believe were exempt from the registration requirements of the Securities Act of 1933, as amended, by reason of Section 4(2) thereof.

   The preferred stock is convertible, in whole or in part, at our (subject to defined limitations) or the holder's option, into shares of our common stock at a conversion rate determined by dividing the original issue price of $1,000 per share by the 5-day average closing price of the common stock as of the conversion date. Shares of the preferred stock issued before May 10, 2005 are convertible at any one date during the six-month period beginning on May 10, 2005. Shares of the preferred stock issued on or after May 10, 2005 are convertible at any one date during the six-month period beginning on December 31, 2008. In addition, the preferred stock shall also be convertible at the holder's option after November 10, 2000 (1) in the event of a merger, consolidation or sale of substantially all of our assets or (2) at any time following the first date when the total number of common shares outstanding, on a fully-diluted and as-converted basis, multiplied by the preceding 10-day average closing price of such date is less than 500% of the aggregate original issue price plus accrued and unpaid cumulative dividends on the preferred stock. In any event, the aggregate number of common shares issued upon conversion of the shares of preferred stock shall not exceed 5,388,595 shares nor shall such aggregate conversions result in Genentech beneficially owning more than 10% of our common stock. In the event of a conversion that would exceed these limits, we would be required to redeem such shares at a cash redemption price of $1,000 per share plus accrued and unpaid cumulative dividends to the date of conversion. The preferred stock may also be redeemed, in whole or in part, at any time at our option at a cash redemption price of $1,000 per share plus accrued and unpaid cumulative dividends to the date of redemption.

   The preferred stock ranks senior to our common stock as to liquidation and dividend rights. In the event of our liquidation, dissolution or winding up, the preferred stock has a liquidation preference of $1,000 per share plus accumulated and unpaid cumulative dividends to the date of liquidation. Cumulative preferred dividends under the preferred stock are payable in arrears on a quarterly basis at an annual rate of the prime rate plus 2%.

   In August 2000, we issued and sold 4,153,196 shares of our common stock to several accredited investors in several transactions for an aggregate purchase price of approximately $12,460,000, of which $702,000 constituted the fee paid to Paramount Capital, Inc., who acted as our financial advisor in certain of the transactions. We also issued warrants to purchase 167,166 shares of our common stock exercisable at $3.50 per share to several affiliates of Paramount Capital. These transactions were not public offerings. We believe, based on information available to us as of the date of such transactions, including representations and warranties of Paramount Capital and the accredited investors, these transactions were exempt from the registration requirements of the Securities Act of 1933, as amended, by reason of Section 4(2) thereof. On August 23, 2000, we filed a registration statement on Form S-3 to register the 4,153,196 shares of our common stock and the 167,166 shares of our common stock issuable upon exercise of the warrants. The effective date of such registration statement was October 12, 2000.

ITEM 6. Selected Financial Data

   The following table summarizes certain selected financial data. The selected financial data is derived from, and is qualified by reference to, our financial statements included herein.

                                      Year Ended December 31,
                          ----------------------------------------------------
                            2000       1999       1998       1997       1996
                          ---------  ---------  ---------  ---------  --------
                              (In thousands, except per share amounts)
Statement of Operations
 Data:
Contract revenues........ $     --   $     --   $     --   $  10,088  $    150
                          ---------  ---------  ---------  ---------  --------
Costs and expenses:
  Research and
   development...........    10,074      9,876     21,456     22,875    22,326
  General and
   administrative........     2,583      2,870      3,292      3,246     3,488
  Charge for stock
   issuance relating to
   royalty buyout........       --         --         --         --      7,080
                          ---------  ---------  ---------  ---------  --------
                             12,657     12,746     24,748     26,121    32,894
                          ---------  ---------  ---------  ---------  --------
Loss from operations.....   (12,657)   (12,746)   (24,748)   (16,033)  (32,744)
Interest income..........       883        755      1,640      1,770     2,172
Interest expense.........      (605)      (225)      (196)      (118)      (48)
                          ---------  ---------  ---------  ---------  --------
Net loss.................   (12,379)   (12,216)   (23,304)   (14,381)  (30,620)
Dividends on preferred
 stock...................        45        --         --         --        --
                          ---------  ---------  ---------  ---------  --------
Net loss applicable to
 common stockholders..... $ (12,424) $ (12,216) $ (23,204) $ (14,381) $(30,620)
                          =========  =========  =========  =========  ========
Net loss applicable to
 common stockholders per
 share--basic and
 diluted................. $   (0.42) $   (0.52) $   (1.05) $   (0.73) $  (1.71)
                          =========  =========  =========  =========  ========
Weighted average shares
 outstanding--basic and
 diluted.................    29,375     23,706     22,235     19,679    17,938
                          =========  =========  =========  =========  ========

Balance Sheet Data:
Cash and investments..... $  19,033  $  10,644  $  22,871  $  39,061  $ 33,340
Working capital..........    13,393      7,608     11,897     33,073    28,276
Total assets.............    20,701     12,731     25,891     42,444    36,376
Long-term liabilities....     2,010      3,015         58      1,096       915
Redeemable convertible
 preferred stock.........     1,233        --         --         --        --
Accumulated deficit......  (157,568)  (145,144)  (132,928)  (109,624)  (95,243)
Stockholders' equity.....    11,473      6,552     14,680     34,870    29,943

ITEM 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

   Our disclosure and analysis in this Annual Report contains some forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Such statements may include words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "hope," and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to present or anticipated scientific progress, development of potential pharmaceutical products, future revenues, capital expenditures, research and development expenditures, future financing and collaborations, personnel, manufacturing requirements and capabilities, and other statements regarding matters that are not historical facts or statements of current condition.

   Any or all of our forward-looking statements in this Annual Report may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially.

   We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our filings with the U.S. Securities and Exchange Commission. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

Overview

   Genaera Corporation, formerly known as Magainin Pharmaceuticals Inc., is a biopharmaceutical company committed to developing medicines for serious diseases from genomics and natural products. Our research and development efforts are focused on anti-angiogenesis, obesity, infectious diseases and respiratory diseases. We changed our name from Magainin Pharmaceuticals Inc. to Genaera Corporation on March 9, 2001.

   Since commencing operations in 1988, we have not generated any revenue from product sales, and we have funded operations primarily from the proceeds of public and private placements of securities. We have incurred a loss in each year since our inception, and we expect to incur substantial additional losses for at least the next several years. We expect that losses may fluctuate, and that such fluctuations may be substantial. At December 31, 2000, our accumulated deficit was approximately $157,568,000. We will need to raise additional funds in the future to continue our operations.

Results of Operations

 Revenues

   We have received no revenues from product sales. Revenues recorded to date have consisted principally of revenues recognized under collaborations with corporate partners. We recorded revenue of $10,000,000 in 1997 reflecting the receipt of payments under the GlaxoSmithKline agreement entered into in February 1997 for LOCILEX(TM) Cream. We had hoped to commercialize LOCILEX(TM) Cream in the near-term. However, with the FDA's decision not to approve LOCILEX(TM) Cream, near-term commercialization will not occur, and we will generate no revenues from LOCILEX(TM) Cream in the near future. GlaxoSmithKline remains our exclusive sales, marketing and distribution partner for the North American territory for LOCILEX(TM) Cream. We have no currently existing collaborations that will result in the realization of research and development revenues.

 Research and Development Expenses

   Research and development expenses increased in the year ended December 31, 2000 as compared to the same period a year ago, due to increases in squalamine development, clinical and manufacturing activity as well as preclinical and development activity in our mucoregulator, IL9 antibody and produlestan programs. Research and development expenses decreased in the year ended December 31, 1999 as compared to those in the year ended December 31, 1998, due to reductions in manufacturing development, clinical and regulatory costs, and personnel expenses, principally due to decreased development activity relating to LOCILEX(TM) Cream. The level of research and development expenses in future periods will depend principally upon the progress of our research and development programs and our capital resources.

 General and Administrative Expenses

   General and administrative expenses consist principally of personnel costs and professional fees and have decreased in 2000 as compared to the prior year due principally to the decrease in those costs. General and administrative expenses in the year ended December 31, 1999 decreased compared to those in the year ended December 31, 1998, due to a reduction in personnel expenses.

 Other Income and Expense

   Interest income increased during the year ended December 31, 2000 as compared to the prior year, due to higher investment balances. Interest income decreased during the year ended December 31, 1999 as compared to the prior year, due to lower investment balances. The increase in interest expense for the years ended December 31, 2000 and 1999, as compared to the prior years, is due principally to the recognition of interest expense associated with the long-term obligation to Abbott Laboratories.

 Net Loss

   Our goal is to conduct significant research, pre-clinical development, clinical testing and manufacturing activities over the next several years. We expect that these activities, together with projected general and administrative expenses, will result in continued and significant losses.

Financial Condition, Liquidity, and Capital Resources

   Cash and investments were $19,033,000 at December 31, 2000 as compared to $10,644,000 at December 31, 1999. The primary use of cash was to finance our operations.

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

  . $2,000,000 raised from a private placement completed in December 1998;

  . $3,915,000 raised from a public offering completed in October 1999;

  . $5,447,000 raised from a private placement completed in May 2000;

  . $11,678,000 raised from a private placement completed in August 2000; and

  . $688,000 raised from a private placement in December 2000.

   In addition to the above, we have funded our operations from contract and grant revenues, interest income and lease and debt financing.

   Current liabilities increased by $2,821,000 to $5,985,000 at December 31, 2000, due principally to increased research contract accruals related to squalamine development as well as the transfer of $1,392,000 owed to Abbott to current liabilities as a result of our financing activities. We had an agreement with Abbott providing for the purchase of approximately $10,000,000 of bulk drug substance for LOCILEX(TM) Cream. As FDA approval of LOCILEX(TM) Cream did not occur, we renegotiated this agreement with Abbott in 1999, paying Abbott $4,200,000 and receiving partial delivery of material. An additional $3,400,000 is due to Abbott and payable if we receive in excess of $10,000,000 of additional funds in any year beginning in 2000, in which case 15% of such excess over $10,000,000 shall be payable to Abbott. We have no further purchase commitments to Abbott, and Abbott has no further supply requirements to us.

   Long-term accrued development expense decreased by $995,000 to $1,967,000 at December 31, 2000 due to the transfer of a portion of the amount owed Abbott to current liabilities.

   Under the terms of our $2,500,000 note payable, we make monthly interest-only payments at an annual rate of 9.125%, with principal due in June 2001. We maintain cash and investments of $2,862,000 as collateral for the note payable.

   In May 2000, we entered into a research, development and commercialization collaboration agreement with Genentech, Inc. Under this agreement, we would have co-developed with Genentech an antibody to IL9 for asthma, with options for other products in respiratory disease. We simultaneously executed a stock purchase agreement with Genentech pursuant to which we received from Genentech approximately $5,000,000 in exchange for the issuance of 1,085,973 shares of our common stock and $500,000 representing the issuance of 500 shares of our Series A convertible preferred stock, redeemable under certain circumstances. We would have conducted development activities through Phase II clinical testing for pharmaceutical products covered by the collaboration agreement and Genentech would have conducted Phase III clinical testing, manufacturing and marketing for such products. We may have elected to co-fund Genentech's Phase III clinical and regulatory costs in return for a share of profits and losses resulting from the sales of covered product in the U.S. We would have received a royalty on sales overseas and in the U.S. if we elected not to fund the Phase III and regulatory costs. Future development funding would have been provided to us by Genentech through the issuance of additional shares of the Series A preferred stock to Genentech. Cumulative preferred dividends under the Series A preferred stock are payable in arrears on a quarterly basis at an annual rate of the prime rate plus 2%.

   In August 2000, we sold approximately 4,153,000 shares of our common stock, through a private placement, at a price of $3.00 per share. Net proceeds to Genaera from the offering were approximately $11,678,000 after offering costs.

   In November 2000, we issued 688 of our Series A Preferred Stock to Genentech for $688,000 which represented further IL9 antibody development funding.

   In December 2000, Genentech elected to terminate the collaboration agreement covering the IL9 antibody development program and related respiratory technology. As a result, all licensed technology under this agreement, exclusive of Genentech-improved technology, will be returned to us. We expect to repartner this antibody development program during 2001.

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

   Our capital expenditure requirements will depend upon numerous factors, including the progress of our research and development programs, the time and cost required to obtain regulatory approvals, our ability to enter into additional collaborative arrangements, the demand for products based on our technology, if and when such products are approved, and possible acquisitions of products, technologies and companies. We had no significant capital commitments as of December 31, 2000.

ITEM 7A. Quantitative and Qualitative Disclosure About Market Risk

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

   As of December 31, 2000, our portfolio investments consisted of $0.6 million in cash and $18.4 million in U.S government debt instruments having a maturity of less than one year. Due to the nature of our investment portfolio, management believes that a sudden change in interest rates would not have a material effect on the value of the portfolio. Management estimates that if the average annualized yield of our investments had decreased by 100 basis points, our interest income for the year ended December 31, 2000 would have decreased by approximately $73,000. This estimate assumes that the decrease occurred on the first day of 2000 and reduced the annualized yield of each investment instrument by 100 basis points. The impact on our future interest income will depend largely on the gross amount of our investment portfolio.

   We do not currently have any significant direct foreign currency exchange rate risk.

ITEM 8. Financial Statements and Supplementary Data

   The information required by this item, including our financial statements, supplementary data and related documents, are listed in Item 14(a) of Part IV of this Annual Report.

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

   None.

                                    PART III

   This Part incorporates certain information from our Proxy Statement for the 2001 Annual Meeting of Stockholders filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. Notwithstanding such incorporation, the sections of our 2001 Proxy Statement entitled "Report of the Compensation Committee" and "Performance Graph" shall not be deemed to be "filed" as part of this Annual Report.

ITEM 10. Directors and Executive Officers of the Registrant

   Information required by this item concerning our directors is incorporated herein by reference to our Proxy Statement for the 2001 Annual Meeting of Stockholders. Information required by this item concerning executive officers is included in Part I of this Annual Report.

ITEM 11. Executive Compensation

   Information required by this item is incorporated herein by reference from our Proxy Statement for the 2001 Annual Meeting of Stockholders.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

   Information required by this item is incorporated herein by reference from our Proxy Statement for the 2001 Annual Meeting of Stockholders.

ITEM 13. Certain Relationships and Related Transactions

   None.

                                    PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

   (a) The following documents are filed as a part of this Annual Report:

   1. Index to Consolidated Financial Statements

                                                                          Page
                                                                          ----
      Independent Auditors' Report....................................... F-2
      Consolidated Balance Sheets........................................ F-3
      Consolidated Statements of Operations.............................. F-4
      Consolidated Statements of Changes in Stockholders' Equity and
       Comprehensive Loss................................................ F-5
      Consolidated Statements of Cash Flows.............................. F-6
      Notes to Consolidated Financial Statements......................... F-7

   2. Financial Statement Schedules

   All schedules have been omitted because they are not applicable or not required or the information is shown in the Financial Statements or Notes thereto.

   3. Exhibits

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

    3.4      Amended and Restated By-laws of the Registrant (Exhibit 3.4)(17)

    4.1 Specimen copy of stock certificate for shares of Common Stock of the Registrant (Exhibit 4.1)(3)

   10.1#     1990 Stock Option Plan of the Registrant (Exhibit 10.1)(2)

   10.2#     1992 Stock Option Plan of the Registrant, as amended(4)

   10.3#     1998 Equity Compensation Plan(13)

   10.4#     Stock Option Agreement with Jay Moorin (Exhibit 10.24)(3)

   10.5#     Amendment to Stock Option Agreement with Jay Moorin (Exhibit
             10.4)(1)

   10.6#     Form of Stock Option Agreement under Stock Option Plans (Exhibit
             4.6)(2)

   10.7#     Employment Agreement with Michael A. Zasloff, M.D., Ph.D. (Exhibit
             10.23)(3)

   10.8#     Amendment of Employment Agreement with Michael A. Zasloff, M.D.,
             Ph.D. (Exhibit 10.9)(3)

   10.9#*    Consulting Agreement with Michael A. Zasloff, M.D., Ph.D.

   10.10#    Employment Agreement with Michael R. Dougherty (Exhibit 10.26)(7)

 Exhibit No.
 -----------
   10.11#    Employment Agreement with Roy C. Levitt, M.D. (Exhibit
             10.24)(5)(8)

   10.12#    Employment Agreement with Kenneth J. Holroyd, M.D. (Exhibit
              10.12)(14)

   10.13#*   Employment Agreement with Christopher P. Schnittker

   10.14#*   Employment Agreement with Sean M. Johnston, Ph.D.

   10.15#    Form and Schedule of Stock Awards to Executive Officers (Exhibit
              10.36)(14)

   10.16     Lease with respect to Plymouth Meeting, Pennsylvania offices and laboratories (Exhibit 10.16)(2)

   10.17     Lease with respect to Plymouth Meeting, Pennsylvania office
              (Exhibit 10.13)(12)

   10.18 Amendment to lease with respect to Plymouth Meeting, Pennsylvania offices and laboratories (Exhibit 10.16)(14)

   10.19     Patent License Agreement and Sponsored Research Agreement with The
             Children's Hospital of Philadelphia (Exhibit 10.15)(2)

   10.20     License Agreement with Multiple Peptide Systems, Inc. (Exhibit
              10.12)(2)

   10.21     Second Amendment to License Agreement with Multiple Peptide
              Systems, Inc. (Exhibit 10.30)(10)

   10.22     Form of Credit Agreement, including form of Promissory Note and
              Warrant (Exhibit 10.22)(2)

   10.23     Form of Amendment to Credit Agreement Warrant (Exhibit 10.18)(6)

   10.24     Assignment Agreement between Genaera Corporation, Roy C. Levitt,
             M.D. and GeneQuest, Inc. (Exhibit 10.25)(5)(8)

   10.25     Form of Purchase Agreement relating to the issuance by Genaera
             Corporation of units consisting of shares of Genaera Corporation
             Common Stock and warrants to purchase shares of Common Stock
             (Exhibit 10.1)(9)

   10.26     Form of Warrant to purchase shares of Genaera Corporation Common
              Stock (Exhibit 10.2)(8)

   10.27     Development, Supply and Distribution Agreement, effective as of
             February 12, 1997 with SmithKline Beecham Corporation (Exhibit
             10.29)(5)(11)

   10.28 Collaborative Research and Option Agreement with Genentech, Inc., effective as of December 30, 1998 (Exhibit 10.32)(15)

   10.29     Stock Purchase Agreement between Genaera Corporation and
             Genentech, Inc., dated December 30, 1998 (Exhibit 10.33)(15)

   10.30+ License and Collaboration Agreement between Genaera Corporation and Genentech, Inc. dated April 28, 2000 (Exhibit 10.1)(18)

   10.31+    Certificate of Designations, Preferences and Rights of Series A
             Preferred Stock of Genaera Corporation dated May 8, 2000 (Exhibit
             10.2)(18)

   10.32+    Stock Purchase Agreement between Genaera Corporation and
             Genentech, Inc. dated April 28, 2000 (Exhibit 10.3)(18)

   10.33+    Registration Rights Agreement between Genaera Corporation and
             Genentech, Inc. dated April 28, 2000 (Exhibit 10.4)(18)

   23.1*     Consent of KPMG LLP

   24.1*     Power of Attorney (included on signature page of this Annual
              Report on Form 10-K)

--------
   Explanation of Footnotes to Listing of Exhibits:

  *   Filed herewith.
  #   Compensation plans and arrangements for executives and others.
  + Confidential treatment has been requested as to certain portions of this exhibit. The omitted portions have been separately filed with the Securities and Exchange Commission.
  (1) Filed as an Exhibit to the Annual Report on Form 10-K for the year ended June 30, 1992 filed with the Securities and Exchange Commission on September 24, 1992.
  (2) Filed as an Exhibit to Registration Statement (No. 33-43579) on Form S-1 filed with the Securities and Exchange Commission on October 24, 1991.
  (3) Filed as an Exhibit to Pre-Effective Amendment No. 1 to Registration Statement (No. 33-43579) on Form S-1 filed with the Securities and Exchange Commission on November 27, 1991.
  (4) Filed as Exhibit A to the Proxy Statement for the 1996 Annual Meeting of Stockholders.
  (5) Portions of this Exhibit were omitted and filed separately with the Securities and Exchange Commission pursuant to an order granting confidential treatment.
  (6) Filed as an Exhibit to the Transition Report on Form 10-K for the year ended December 31, 1993 filed with the Securities and Exchange Commission on March 9, 1994.
  (7) Filed as an Exhibit to the Annual Report on Form 10-K for the year ended December 31, 1994 filed with the Securities and Exchange Commission on March 31, 1995.
  (8) Filed as an Exhibit to the Annual Report on Form 10-K for the year ended December 31, 1995 filed with the Securities and Exchange Commission on March 29, 1996.
  (9) Filed as an Exhibit to Registration Statement (No. 333-09927) on Form S-3 filed with the Securities and Exchange Commission on August 9, 1996.
  (10) Filed as an Exhibit to the Form 10-Q for the quarter ended September 30, 1996 filed with the Securities and Exchange Commission on November 14, 1996.
  (11) Filed as an Exhibit to the Annual Report on Form 10-K for the year ended December 31, 1996 filed with the Securities and Exchange Commission on March 31, 1997.
  (12) Filed as an Exhibit to the Annual Report on Form 10-K for the year ended December 31, 1997, filed with the Securities and Exchange Commission on March 13, 1998.
  (13) Filed as Exhibit A to the Proxy Statement for the 1998 Annual Meeting of Stockholders.
  (14) Filed as an Exhibit to the Annual Report on Form 10-K/A for the year ended December 31, 1998, filed with the Securities and Exchange Commission on March 19, 1999
  (15) Filed as an Exhibit to the Annual Report on Form 10-K/A for the year ended December 31, 1998, filed with the Securities and Exchange Commission on August 6, 1999
  (16) Filed as an Exhibit to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 8, 1999.
  (17) Filed as an Exhibit to the Annual Report on Form 10-K for the year ended December 31, 1999, filed with the Securities and Exchange Commission on March 15, 2000.
  (18) Filed as an Exhibit to Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 filed with the Securities and Exchange Commission on October 11, 2000.

   (b) Reports on Form 8-K

   We filed a Current Report on Form 8-K on November 16, 2000 regarding positive squalamine clinical trial data results.

   We filed a Current Report on Form 8-K on November 21, 2000 regarding the appointment of Roy C. Levitt as President and Chief Executive Officer.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Genaera Corporation

                                                   /s/ Roy C. Levitt
Date: March 16, 2001                      By: _________________________________
                                                    Roy C. Levitt, M.D.
                                                 President, Chief Executive
                                                    Officer and Director

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

   Each person whose signature appears below in so signing also makes, constitutes and appoints Roy C. Levitt, President and Chief Executive Officer, his true and lawful attorney-in-fact, in his name, place and stead to execute and cause to be filed with the Securities and Exchange Commission any or all amendments to this report.

              Signature                          Title                   Date
              ---------                          -----                   ----

     /s/ Michael R. Dougherty          Chairman and Director        March 16, 2001
______________________________________
         Michael R. Dougherty

       /s/ Bernard Canavan             Director                     March 16, 2001
______________________________________
        Bernard Canavan, M.D.

       /s/ Zola P. Horovitz            Director                     March 16, 2001
______________________________________
       Zola P. Horovitz, Ph.D.

        /s/ Roy C. Levitt              President, Chief Executive   March 16, 2001
______________________________________  Officer and Director
         Roy C. Levitt, M.D.            (Principal Executive
                                        Officer)

      /s/ Charles A. Sanders           Director                     March 16, 2001
______________________________________
       Charles A. Sanders, M.D.

  /s/ Christopher P. Schnittker        Vice President and Chief     March 16, 2001
______________________________________  Financial Officer
      Christopher P. Schnittker         (Principal Financial and
                                        Accounting Officer)

      /s/ Robert F. Shapiro            Director                     March 16, 2001
______________________________________
          Robert F. Shapiro

     /s/ James B. Wyngaarden           Director                     March 16, 2001
______________________________________
      James B. Wyngaarden, M.D.

      /s/ Michael A. Zasloff           Director                     March 16, 2001
______________________________________
   Michael A. Zasloff, M.D., Ph.D.

                              GENAERA CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          Page
                                                                          ----
Independent Auditors' Report............................................. F-2

Consolidated Balance Sheets.............................................. F-3

Consolidated Statements of Operations.................................... F-4

Consolidated Statements of Changes in Stockholders' Equity and
 Comprehensive Loss...................................................... F-5

Consolidated Statements of Cash Flows.................................... F-6

Notes to Consolidated Financial Statements............................... F-7

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Genaera Corporation:

   We have audited the accompanying consolidated balance sheets of Genaera Corporation (formerly Magainin Pharmaceuticals Inc.) and subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity and comprehensive loss and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Genaera Corporation and subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Princeton, New Jersey
February 14, 2001, except as to the first paragraph of Note 1 which is as of March 9, 2001

                       GENAERA CORPORATION AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)

                                                              December 31,
                                                            ------------------
                                                              2000      1999
                                                            --------  --------
                          ASSETS
Current assets:
  Cash and cash equivalents................................ $    599  $  2,435
  Short-term investments (NOTE 6)..........................   18,434     8,209
  Prepaid expenses and other...............................      345       128
                                                            --------  --------
    Total current assets...................................   19,378    10,772
Fixed assets, net..........................................    1,144     1,793
Other assets...............................................      179       166
                                                            --------  --------
      Total assets......................................... $ 20,701  $ 12,731
                                                            ========  ========

           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses (NOTE 5)........... $  2,093  $    664
  Notes payable (NOTE 6)...................................    2,500     2,500
  Accrued development expense--short-term (NOTE 15)........    1,392       --
                                                            --------  --------
    Total current liabilities..............................    5,985     3,164
Accrued development expense--long-term (NOTE 15)...........    1,967     2,962
Deferred rent..............................................       43        53
Redeemable convertible preferred stock (liquidation value
 of $1,233) (NOTE 7).......................................    1,233       --
Commitments, contingencies and other matters...............
Stockholders' equity:
  Preferred stock--$.001 par value; shares authorized--
   9,211; 1.2 shares issued as redeemable convertible
   preferred stock in 2000; no shares issued in 1999.......      --        --
  Common stock--$.002 par value; shares authorized--45,000;
   shares issued and outstanding--32,393 and 26,943,
   respectively (NOTE 8)...................................       65        54
  Additional paid-in capital...............................  168,967   151,655
  Accumulated other comprehensive income--unrealized gain
   (loss) on investments...................................        9       (13)
  Accumulated deficit...................................... (157,568) (145,144)
                                                            --------  --------
    Total stockholders' equity.............................   11,473     6,552
                                                            --------  --------
      Total liabilities and stockholders' equity........... $ 20,701  $ 12,731
                                                            ========  ========


                See accompanying notes to financial statements.

                       GENAERA CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                   Year Ended December 31,
                                                  ----------------------------
                                                    2000      1999      1998
                                                  --------  --------  --------
Revenues........................................  $    --   $    --   $    --
Costs and expenses:
  Research and development......................    10,074     9,876    21,456
  General and administrative....................     2,583     2,870     3,292
                                                  --------  --------  --------
                                                    12,657    12,746    24,748
Loss from operations............................   (12,657)  (12,746)  (24,748)
Interest income.................................       883       755     1,640
Interest expense................................      (605)     (225)     (196)
                                                  --------  --------  --------
Net loss........................................   (12,379)  (12,216)  (23,304)
Dividends on preferred stock....................        45       --        --
                                                  --------  --------  --------
Net loss applicable to common stockholders......  $(12,424) $(12,216) $(23,304)
                                                  ========  ========  ========
Net loss applicable to common stockholders per
 share--basic and diluted.......................  $  (0.42) $  (0.52) $  (1.05)
                                                  ========  ========  ========
Weighted average shares outstanding--basic and
 diluted........................................    29,375    23,706    22,235
                                                  ========  ========  ========
Pro forma amounts assuming the new revenue
 recognition principle is applied retroactively:
  Net loss......................................  $(12,379) $(11,058) $(21,263)
                                                  ========  ========  ========
  Net loss applicable to common stockholders....  $(12,424) $(11,058) $(21,263)
                                                  ========  ========  ========
  Net loss applicable to common stockholders per
   share--basic and diluted.....................  $  (0.42) $  (0.47) $  (0.96)
                                                  ========  ========  ========


                See accompanying notes to financial statements.

                       GENAERA CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CHANGES IN
                  STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS
                                 (In thousands)

                         Common Stock
                         -------------
                                                   Accumulated
                         Number        Additional     Other                    Total
                           of           Paid-in   Comprehensive Accumulated Stockholders
                         Shares Amount  Capital   Income (Loss)   Deficit      Equity
                         ------ ------ ---------- ------------- ----------- ------------
Balance at December 31,
 1997................... 21,980 $  44   $144,444      $   6      $(109,624)   $ 34,870
 Common stock issued
  pursuant to research
  and option
  agreement.............    620     1      1,999        --             --        2,000
 Fair value of shares
  issued to contract
  manufacturer..........    125   --         859        --             --          859
 Exercise of stock
  options and
  compensation expense
  under warrant and
  option grants and
  stock awards..........    185     1        251        --             --          252
 Comprehensive loss:
   Net loss.............    --    --         --         --         (23,304)    (23,304)
   Carrying value
    adjustment..........    --    --         --           3            --            3
                         ------ -----   --------      -----      ---------    --------
 Total comprehensive
  loss..................    --    --         --         --             --      (23,301)
                         ------ -----   --------      -----      ---------    --------
Balance at December 31,
 1998................... 22,910    46    147,553          9       (132,928)     14,680
 Exercise of stock
  options, issuance of
  stock and
  compensation expense
  under option grants
  and stock awards......     33   --         195        --             --          195
 Common stock issued
  pursuant to public
  offering..............  4,000     8      3,907        --             --        3,915
 Comprehensive loss:
   Net loss.............    --    --         --         --         (12,216)    (12,216)
   Carrying value
    adjustment..........    --    --         --         (22)           --          (22)
                         ------ -----   --------      -----      ---------    --------
 Total comprehensive
  loss..................    --    --         --         --             --      (12,238)
                         ------ -----   --------      -----      ---------    --------
Balance at December 31,
 1999................... 26,943    54    151,655        (13)      (145,144)      6,552
 Exercise of stock
  options and
  compensation expense
  under option grants
  and stock awards......    211     1        697        --             --          698
 Common stock issued
  pursuant to
  collaboration
  agreement.............  1,086     2      4,945        --             --        4,947
 Common stock issued
  pursuant to private
  placement.............  4,153     8     11,670        --             --       11,678
 Dividends on preferred
  stock.................          --         --         --             (45)        (45)
 Comprehensive loss:                                    --
   Net loss.............    --    --         --         --         (12,379)    (12,379)
   Carrying value
    adjustment..........    --    --         --          22            --           22
                         ------ -----   --------      -----      ---------    --------
 Total comprehensive
  loss..................    --    --         --         --             --      (12,357)
                         ------ -----   --------      -----      ---------    --------
Balance at December 31,
 2000................... 32,393 $  65   $168,967      $   9      $(157,568)   $ 11,473
                         ====== =====   ========      =====      =========    ========

                See accompanying notes to financial statements.

                       GENAERA CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                   Year Ended December 31,
                                                 -----------------------------
                                                   2000      1999      1998
                                                 --------  --------  ---------
Cash Flows From Operating Activities:
  Net loss...................................... $(12,379) $(12,216) $(23,304)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
   Fair value of stock, options and warrants
    issued......................................      --        --         859
   Depreciation and amortization................      920     1,004      1,140
   Amortization of investment
    discounts/premiums..........................     (654)     (493)      (782)
   Compensation expense on option grants and
    equity awards...............................      248       195        114
  Changes in operating assets and liabilities:
   Prepaid expenses and other...................     (230)      (39)       298
   Accounts payable and accrued expenses........    1,429    (7,989)     2,709
   Accrued development expenses.................      397     2,962        --
   Deferred rent................................      (10)       (5)       (38)
                                                 --------  --------  ---------
Net cash used in operating activities...........  (10,279)  (16,581)   (19,004)
                                                 --------  --------  ---------

Cash Flows From Investing Activities:
  Purchase of investments.......................  (30,574)  (31,780)   (45,317)
  Proceeds from maturities of investments.......   21,025    41,418     66,300
  Proceeds from sale of investments.............      --      1,000        --
  Capital expenditures..........................     (271)      (32)    (1,081)
                                                 --------  --------  ---------
Net cash provided by (used in) investing
 activities.....................................   (9,820)   10,606     19,902
                                                 --------  --------  ---------

Cash Flows From Financing Activities:
  Payments of notes payable.....................      --     (2,500)       --
  Proceeds from notes payable...................      --      2,500      1,000
  Payments on capitalized equipment leases......      --        --         (28)
  Proceeds from issuance of redeemable
   convertible preferred stock..................    1,188       --         --
  Net proceeds from issuance of common stock....   16,625     3,915      2,000
  Proceeds from exercise of options.............      450       --         138
                                                 --------  --------  ---------
Net cash provided by financing activities.......   18,263     3,915      3,110
                                                 --------  --------  ---------
Net increase (decrease) in cash and cash
 equivalents....................................   (1,836)   (2,060)     4,008
Cash and cash equivalents at beginning of
 period.........................................    2,435     4,495        487
                                                 --------  --------  ---------
Cash and cash equivalents at end of period...... $    599  $  2,435  $   4,495
                                                 ========  ========  =========
Supplemental Cash Flow Information:
  Cash paid during the period for interest...... $    205  $    223  $     185
                                                 ========  ========  =========


                See accompanying notes to financial statements.

                       GENAERA CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. The Company

   Genaera Corporation ("Genaera" or the "Company"--formerly Magainin Pharmaceuticals Inc.), a Delaware corporation, was incorporated on June 29, 1987. Genaera is a biopharmaceutical company committed to developing medicines for serious diseases from genomics and natural products. The Company's research and development efforts are focused on anti-angiogenesis, obesity, infectious diseases and respiratory diseases. On March 9, 2001, the Company changed its name from Magainin Pharmaceuticals Inc. to Genaera Corporation.

   The Company is managed and operated as one business. A single management team that reports to the Chief Executive Officer comprehensively manages the entire business. Accordingly, the Company does not prepare discrete financial information with respect to separate product areas or by location, and does not have separately reportable segments as defined by Statement of Financial Accounting Standards ("SFAS") No. 131.

NOTE 2. Summary of Significant Accounting Policies

   Use of Estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and related notes. Actual results could differ from those estimates.

   Cash and Cash Equivalents--The Company considers all highly liquid investment instruments purchased with a maturity of three months or less to be cash equivalents.

   Investments--Investments purchased with a maturity of more than three months, and which mature less than twelve months from the balance sheet date, are classified as short-term investments. Long-term investments are those with maturities greater than twelve months from the balance sheet date. The Company generally holds investments to maturity, however, since the Company may, from time to time, sell securities to meet cash requirements, the Company classifies its investments as available-for-sale as defined by SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Available-for-sale securities are carried at market value with unrealized gains and losses reported as a separate component of stockholders' equity. Gross realized gains and losses on the sales of investment securities are determined on the specific identification method and are included in interest income.

   Fixed Assets and Depreciation--Fixed assets are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets including: three (3) years for computers/software, five (5) years for laboratory and office equipment and seven (7) years for furniture and fixtures. Equipment under capital leases and leasehold improvements are amortized using the straight-line method over the term of the respective lease, or their estimated useful lives, whichever is shorter. Expenditures for maintenance and repairs are charged to expense as incurred.

   Revenue Recognition--In December 1999, the staff of the U.S. Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements, including the recognition of non-refundable fees received upon entering into arrangements ("up-front fees"). In previous years, prior to SAB 101, the Company recognized up-front fees in the period in which they were received. Post implementation of SAB101, any revenues from research and development arrangements are recognized in accordance with the terms of the related agreements, either as services are performed or as milestones are achieved. Revenues related to up-front fees are now deferred and recognized over specified future performance periods.

                       GENAERA CORPORATION AND SUBSIDIARY

   The Company implemented SAB101, as amended, effective January 1, 2000. The adoption of this new accounting principle did not have an impact on the Company's results of operations for the year ended December 31, 2000. For the year ended December 31, 1997, the Company recognized revenues of $5,000,000 related to a non-refundable, up-front license fee received in connection with a collaboration agreement with GlaxoSmithKline for LOCILEX(TM) Cream. On a pro forma basis under SAB101, this fee would have been deferred and amortized over an estimated development period of approximately 29 months. In 1999, as a result of the Food and Drug Administration's ("FDA") decision not to approve LOCILEX(TM) Cream, the Company was no longer required to perform development activities pursuant to this agreement. The pro forma effects of retroactive application of this new revenue recognition principle on net loss and net loss applicable to common stockholders, and related per share amounts, for the years ended December 31, 1999 and 1998 are presented in the accompanying consolidated statements of operations.

   Research and Development--Research and development costs are expensed as incurred.

   Patent Costs--Patent-related costs are expensed as incurred.

   Lease Expense--Expense related to the facility lease is recorded on a straight-line basis over the lease term. The difference between rent expense incurred and the amount paid is recorded as deferred rent and is amortized over the lease term.

   Stock Based Compensation--The Company accounts for stock-based employee compensation under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Effective January 1, 1996, the Company adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation.

   Income Taxes--The Company accounts for income taxes using the asset and liability method as prescribed by SFAS No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits which are not expected to be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period in which tax rate changes are enacted.

   Loss Per Share--The Company calculates loss per share under the provisions of SFAS No. 128, Earnings Per Share. SFAS No. 128 requires a dual presentation of "basic" and "diluted" loss per share on the face of the income statement. Basic loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during each period. Diluted loss per share includes the dilutive effect, if any, from the potential exercise or conversion of securities, such as stock options and warrants, which would result in the issuance of shares of common stock. Basic and diluted loss per share amounts are the same because the Company reported a loss for all periods presented.

   Comprehensive Income--SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting of comprehensive income and its components. Comprehensive income consists of reported net income or loss and "other comprehensive income" (i.e. other gains and losses affecting stockholders' equity that, under generally accepted accounting principals, are excluded from net income or loss as reported on the statement of operations). With regard to the Company, other comprehensive income consists of unrealized gains and losses on marketable securities. The adoption of SFAS No. 130 affects only the presentation of the Company's balance sheet and statements of changes in stockholders' equity and does not affect the Company's reported results of operations or cash flows.

                       GENAERA CORPORATION AND SUBSIDIARY

NOTE 3. Investments

   The Company invests in securities of the U.S. Treasury and U.S. government agencies. Excess cash is invested on a short-term basis in U.S. government-based money market funds. The Company had an unrealized gain of $9,000 and an unrealized loss of $13,000 at December 31, 2000 and 1999, respectively. The Company has not realized any losses on its investments during the years ended December 31, 2000, 1999 or 1998.

NOTE 4. Fixed Assets

   Fixed assets are stated at cost and are summarized as follows (in thousands):

                                                      December 31, December 31,
                                                          2000         1999
                                                      ------------ ------------
   Laboratory and office equipment...................   $ 3,536      $ 3,298
   Leasehold improvements............................     1,149        2,908
                                                        -------      -------
                                                          4,685        6,206
   Less accumulated depreciation and amortization....    (3,541)      (4,413)
                                                        -------      -------
                                                        $ 1,144      $ 1,793
                                                        =======      =======

NOTE 5. Accounts Payable and Accrued Expenses

   Accounts payable and accrued expenses consist of the following (in thousands):

                                                       December 31, December 31,
                                                           2000         1999
                                                       ------------ ------------
   Accounts payable...................................    $  190        $164
   Manufacturing development costs....................       710          40
   Clinical and regulatory costs......................       444         161
   Professional fees..................................       428         226
   Preclinical costs..................................       222          17
   Other..............................................        99          56
                                                          ------        ----
                                                          $2,093        $664
                                                          ======        ====

NOTE 6. Note Payable

   The Company refinanced its $2,500,000 note payable with the same bank in the second quarter of 2000. Under the terms of this arrangement, the Company makes monthly interest-only payments at an annual rate of 9.125%, with principal due in June 2001. The Company maintains cash and investments of approximately $2,862,000 as collateral for the note payable. The Company's current intention is to refinance this loan prior to its maturity. Interest expense related to this note payable for the years ended December 31, 2000, 1999 and 1998 was approximately $208,000, $190,000 and $183,000, respectively.

NOTE 7. Preferred Stock

   The Company's certificate of incorporation provides the board of directors the power to issue shares of preferred stock without stockholder approval. This preferred stock could have voting rights, including voting rights that could be superior to that of the Company's common stock, and the board of directors has the power to determine these voting rights.

                       GENAERA CORPORATION AND SUBSIDIARY

   In May 2000, the Company designated 80,000 shares of its previously authorized 9,211,031 shares of preferred stock, par value of $.001 per share, as Series A non-voting preferred stock (the "Series A Preferred Stock"). The Series A Preferred Stock is convertible, in whole or in part, at the Company's (subject to defined limitations) or holder's option, into shares of the Company's common stock at a conversion rate determined by dividing the original issue price of $1,000 per share ("Original Issue Price") by the 5-day average closing price of the common stock as of the conversion date. Shares of the Series A Preferred Stock issued before May 10, 2005 are convertible at any one date during the six-month period beginning on May 10, 2005. Shares of the Series A Preferred Stock issued on or after May 10, 2005 are convertible at any one date during the six-month period beginning on December 31, 2008. In addition, the Series A Preferred Stock shall also be convertible at the holder's option after November 10, 2000 (1) in the event of a merger, consolidation or sale of substantially all of the assets of the Company or (2) at any time following the first date when the total number of common shares outstanding, on a fully-diluted and as-converted basis, multiplied by the preceding 10-day average closing price of such date is less than 500% of the aggregate Original Issue Price plus accrued and unpaid cumulative dividends on the Series A Preferred Stock. In any event, the aggregate number of common shares issued upon conversion of the shares of Series A Preferred Stock shall not exceed 5,388,595 shares nor shall such aggregate conversions result in Genentech beneficially owning more than 10% of the Company's common stock. In the event of a conversion which would exceed these limits, the Company would be required to redeem such shares at a cash redemption price of $1,000 per share plus accrued and unpaid cumulative dividends to the date of conversion. The Series A Preferred Stock may also be redeemed, in whole or in part, at any time at the Company's option at a cash redemption price of $1,000 per share plus accrued and unpaid cumulative dividends to the date of redemption. The Series A Preferred Stock ranks senior to the Company's common stock as to liquidation and dividend rights. In the event of any liquidation, dissolution or winding up of the Company, the Series A Preferred Stock has a liquidation preference of $1,000 per share plus accumulated and unpaid cumulative dividends to the date of liquidation. Cumulative preferred dividends under the Series A Preferred Stock are payable in arrears on a quarterly basis at an annual rate of the prime rate plus 2%.

   In connection with an agreement with Genentech, Inc. ("Genentech") (see NOTE
12), 500 shares of Series A Preferred Stock were issued in May 2000. In November 2000, the Company issued 688 of its Series A Preferred Stock to Genentech for $688,000 which represented further development funding. Preferred dividends of $45,000 have been accrued as of December 31, 2000 on the Series A Preferred Stock.

NOTE 8. Common Stock

   In January 1998, pursuant to an arrangement with a contract manufacturer, the Company issued to such manufacturer 125,000 shares of common stock with a fair value of $6.125 per share. In connection therewith, the Company recorded a non-cash charge to earnings of $859,000.

   In December 1998, pursuant to a collaboration, the Company sold 620,540 shares of common stock to Genentech, with proceeds to the Company of approximately $2,000,000.

   In October 1999, the Company completed a public offering of 4,000,000 shares of its common stock with proceeds to the Company (after offering expenses) of approximately $3,915,000.

   In May 2000, the Company issued 1,085,973 shares of its common stock to Genentech for approximately $5,000,000 (see NOTE 12).

   In August 2000, the Company sold 4,153,196 shares of its common stock, through a private placement, at a price of $3.00 per share. Net proceeds to the Company from the offering totaled approximately $11,678,000, after offering costs, which included a cash fee paid and warrants (see NOTE 9).

                       GENAERA CORPORATION AND SUBSIDIARY

NOTE 9. Warrants

   In connection with a 1991 credit agreement with certain stockholders, the Company granted warrants to the lenders to purchase an aggregate of 250,000 shares of common stock at $8 per share. These warrants expire in 2001. At December 31, 2000, 229,739 of these warrants are outstanding.

   In connection with its August 1996 private placement, the Company issued common stock, together with warrants to purchase 1,011,896 shares of the Company's common stock. The warrants contain provisions to decrease the exercise price and increase shares under certain circumstances. Such circumstances include the issuance of shares of common stock by the Company for a consideration per share less than the exercise price of the warrants, and the issuance by the Company of securities convertible into shares of common stock for which the exercise or conversion price is less than the exercise price of the warrants. Warrants to purchase 1,242,153 shares of common stock at prices ranging from $5.06 to $6.79 per share are currently exercisable.

   In connection with its August 2000 private placement, the Company granted to the placement agent warrants to purchase 167,166 shares of the Company's common stock at an exercise price of $3.50 per share. These warrants expire on August 17, 2007 and are subject to adjustment under certain circumstances. Such circumstances include the issuance of shares of common stock by the Company for a consideration per share less than the exercise price of the warrants, and the issuance by the Company of securities convertible into shares of common stock for which the exercise or conversion price is less than the exercise price of the warrants. All such warrants are currently exercisable.

NOTE 10. Common Stock Options and Restricted Common Stock Awards

   In May 1991, the stockholders approved the 1990 Stock Option Plan (the "1990 Plan") which provides for the granting of options for the purchase of up to 160,000 shares of common stock. In May 1996, the stockholders approved the amended 1992 Stock Option Plan (the "1992 Plan") which provides for the granting of options for the purchase of up to 2,500,000 shares of common stock. In May 1998, the stockholders approved the 1998 Equity Compensation Plan (the "1998 Plan") which provides for the granting of options and stock awards of up to 1,500,000 shares of common stock.

   The plans provide for the granting of incentive stock options and nonqualified stock options and are administered by a committee of the Company's board of directors. The committee has the authority to determine the term during which an option may be exercised (provided that no option may have a term of more than 10 years), the exercise price of an option, and the rate at which options may be exercised. Incentive stock options may be granted only to employees of the Company. Nonqualified stock options may be granted to employees, directors or consultants of the Company. For nonqualified stock options under the 1992 and 1998 Plans and incentive stock options, the exercise price cannot be less than the fair market value of the underlying common stock on the date of the grant.

   In addition to the shares of common stock issuable upon exercise of options granted under the Company's stock option plans, 485,612 shares of common stock are issuable upon exercise of outstanding options granted pursuant to written agreements. The exercise price for these options was set by the Board of Directors, or a committee designated by the Board, based upon an evaluation of the fair market value of the Company's common stock on the date of grant.

                       GENAERA CORPORATION AND SUBSIDIARY

   A summary of the status of the Company's stock options as of December 31, 2000, 1999 and 1998, and changes during the years ended on those dates, is presented below (in thousands, except per share data):

                                   2000                     1999                     1998
                          ------------------------ ------------------------ ------------------------
                                  Weighted Average         Weighted Average         Weighted Average
                          Shares   Exercise Price  Shares   Exercise Price  Shares   Exercise Price
                          ------  ---------------- ------  ---------------- ------  ----------------
Outstanding at beginning
 of year................  3,662        $4.70       3,588        $5.94       2,974        $6.33
Granted.................    760        $3.89         833        $1.96         976        $4.29
Exercised...............   (171)       $2.63          (1)       $0.07        (176)       $0.78
Forfeited...............   (571)       $5.67        (758)       $7.46        (186)       $8.40
                          -----                    -----                    -----
Outstanding at end of
 year...................  3,680        $4.51       3,662        $4.70       3,588        $5.94
                          =====                    =====                    =====
Exercisable at end of
 year...................  2,109        $5.28       2,141        $4.71       2,022        $5.76
                          =====                    =====                    =====

   The following table summarizes information about stock options outstanding and exercisable as of December 31, 2000 (in thousands, except per share data):

                                       Options Outstanding                  Options Exercisable
                          --------------------------------------------- ----------------------------
                                      Weighted Average
                            Shares       Remaining     Weighted Average   Shares    Weighted Average
Range of Exercise Prices  Outstanding Contractual Life  Exercise Price  Exercisable  Exercise Price
------------------------  ----------- ---------------- ---------------- ----------- ----------------
$1.03-$ 2.00............       845       3.7 Years          $ 1.63           580         $ 1.86
$2.72-$ 3.25............       894       8.6 Years          $ 3.01           261         $ 3.10
$3.47-$ 4.63............       862       7.3 Years          $ 4.14           345         $ 3.93
$5.00-$ 9.13............       758       5.5 Years          $ 7.19           618         $ 7.36
$9.88-$16.75............       321       5.4 Years          $10.93           305         $10.95
                             -----                                         -----
$1.03-$16.75............     3,680       6.3 Years          $ 4.51         2,109         $ 5.28
                             =====                                         =====

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

                                                    2000      1999      1998
                                                  --------  --------  --------
     Net loss applicable to common stockholders:
       As reported..............................  $(12,424) $(12,216) $(23,304)
       Pro forma................................  $(14,991) $(14,966) $(26,208)
     Net loss applicable to common stockholders
      per share--basic and diluted:
       As reported..............................  $  (0.42) $  (0.52) $  (1.05)
       Pro forma................................  $  (0.51) $  (0.63) $  (1.18)

                       GENAERA CORPORATION AND SUBSIDIARY

   The resulting effect on pro forma net loss and pro forma net loss per share disclosed above may not be representative of the effects on a pro forma basis in future years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                    2000      1999      1998
                                                  --------- --------- ---------
   Range of risk free interest rates............  5.4%-6.7% 5.0%-6.4% 4.4%-5.7%
   Dividend yield...............................     --%       --%       --%
   Volatility factor............................     100%      86%       78%
   Weighted average expected life of options (in
    years)......................................     7.3       6.0       6.0
   Weighted average fair value of options
    granted
    during the year.............................    $3.32     $1.54     $3.04

   The 1998 Plan also provides for the issuance of common stock awards, up to a maximum of 375,000 shares. Such awards shall be made subject to such performance requirements, vesting provisions, transfer restrictions or other restrictions and conditions as a committee of the Company's Board of Directors may determine. As of December 31, 2000, a total of 206,000 shares have been awarded under the 1998 Plan, vesting over a four year period from the award date. The cost of these awards will be recognized as expense over the vesting period. As of December 31, 2000, 71,125 shares have been issued pursuant to the vesting of these awards. Compensation expense related to these stock awards for the years ended December 31, 2000, 1999 and 1998 was approximately $194,000, $158,000 and $76,000, respectively.

   The Company granted options to purchase 25,000, 15,000 and 10,000 shares of the Company's common stock to consultants in the years ended December 31, 2000, 1999 and 1998, respectively. Compensation expense related to these options for the years ended December 31, 2000, 1999 and 1998 was approximately $11,000, $37,000 and $31,000, respectively. The compensation expense for options granted to consultants is recognized over the respective service periods ranging up to one year or in accordance with vesting provisions. The amount of compensation expense recognized in future years is subject to adjustment based upon changes in the price of the Company's common stock and other measures of fair value.

   The Company recorded compensation expense of approximately $18,000 for the year ended December 31, 2000 related to a former officer who entered into a consulting contract with the Company subsequent to their employment and retained unvested options to purchase 97,500 shares of the Company's common stock after their transition to non-employee status. The amount of compensation expense recognized in future years on these unvested options is subject to adjustment based upon changes in the price of the Company's common stock and other measures of fair value.

NOTE 11. Income Taxes

   As of December 31, 2000 the Company had approximately $88,470,000 of net operating loss ("NOL") carry-forwards for federal income tax purposes (expiring in years 2003 through 2020). In addition, the Company had NOL carryforwards for state income tax purposes of approximately $51,915,000 (expiring in years 2005 through 2010). Pennsylvania has a $2,000,000 annual limitation on the utilization of NOL carryforwards, thus the Company is not likely to utilize most of its state NOL carryforwards. The Company also had approximately $6,238,000 of research and development tax credits carryforwards available to offset future federal income tax liability (expiring in years 2005 through 2020). The NOL carryforward differs from the accumulated deficit principally due to differences in the recognition of certain expenses between financial and federal tax reporting.

                       GENAERA CORPORATION AND SUBSIDIARY

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

   Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Due to the uncertainty of the Company's ability to realize the benefit of the deferred tax asset, the deferred tax assets are fully offset by a valuation allowance at December 31, 2000 and 1999. The net change in the valuation allowance for deferred tax assets at December 31, 2000 and 1999 was an increase of $6,177,000 and $8,417,000, respectively.

   Significant components of the net deferred tax assets as of December 31, 2000 and 1999 consists of the following (in thousands):

                                                               2000      1999
                                                             --------  --------
   Deferred tax assets:
     Net operating losses................................... $ 36,150  $ 30,371
     Research credits.......................................    6,238     6,132
     Capitalized research and development...................   30,915    30,413
     Accrued expenses, reserves and other...................    1,272     1,453
     Depreciation...........................................      315       344
                                                             --------  --------
                                                               74,890    68,713
   Valuation allowance......................................  (74,890)  (68,713)
                                                             --------  --------
     Deferred tax assets, net............................... $    --   $    --
                                                             ========  ========

NOTE 12. Collaborative Agreements

   In February 1997, the Company entered into a development, supply and distribution agreement (the "GlaxoSmithKline Agreement") in North America with GlaxoSmithKline for LOCILEX(TM) Cream. GlaxoSmithKline has paid the Company $10,000,000 under this agreement. The Company had hoped to commercialize LOCILEX(TM) Cream in the near-term. However, with the FDA's decision not to approve LOCILEX(TM) Cream, near-term commercialization will not occur, and the Company will generate no revenues from LOCILEX(TM) Cream in the near future. The GlaxoSmithKline Agreement also gives GlaxoSmithKline rights to terminate the arrangement, and, under certain conditions, the right to negotiate for rights to another Genaera product development candidate. GlaxoSmithKline remains our exclusive sales, marketing and distribution partner for the North American territory for LOCILEX(TM) Cream.

   In December 1998, the Company entered into a collaborative research and option agreement with Genentech relating to a protein therapeutic in asthma. Under this agreement, the Company and Genentech conducted a collaborative program to evaluate the utility of a blocking antibody to IL9 in suppressing the asthmatic response. Genentech made an initial equity investment in the Company of $2,000,000 in 1998, and had an option to enter into a development and commercialization agreement with the Company.

                       GENAERA CORPORATION AND SUBSIDIARY

   In May 2000, the Company entered into a research, development and commercialization collaboration agreement (the "Collaboration Agreement") with Genentech, which replaced the December 1998 collaboration agreement. The Company and Genentech simultaneously executed a Stock Purchase Agreement (the "Stock Purchase Agreement") pursuant to which the Company received from Genentech approximately $5,000,000 in exchange for the issuance of 1,085,973 shares of its common stock and $500,000 representing the issuance of 500 shares of its Series A Preferred Stock (see NOTE 7).

   In December 2000, Genentech elected to terminate the License and Collaboration Agreement covering the IL9 antibody development program and related respiratory technology. As a result, all licensed technology under this agreement, exclusive of Genentech-improved technology, will be returned to the Company.

   The Company has rights to certain patents and patent applications under license agreements pursuant to which the Company expects to owe royalties on sales of products that incorporate any issued patent claims. Additionally, certain of these agreements also provide that if the Company elects not to pursue the commercial development of any licensed technology, or does not adhere to an acceptable schedule of commercialization, then the Company's exclusive rights to such technology would terminate. The Company also funds research at certain institutions, and these relationships may provide the Company with an option to license any results of the research.

NOTE 13. 401(k) Plan

   The Company maintains a 401(k) retirement plan available to all full-time, eligible employees. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under federal tax regulations. The Company, at its discretion, may make certain contributions to the plan. No such contributions have been made during the years ended December 31, 2000, 1999 or 1998.

NOTE 14. Fair Value of Financial Instruments

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

   Cash equivalents, accounts payable, accrued expenses and investments are carried at amounts which reasonably approximate their fair values due to the short term nature of these instruments. The estimated fair value of the Company's note payable is estimated to be approximately equal to its carrying value of $2,500,000 at December 31, 2000.

   Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2000. Although management is not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for the purposes of these financial statements since December 31, 2000, and current estimates of fair value may differ from the amounts presented herein.

                       GENAERA CORPORATION AND SUBSIDIARY

NOTE 15. Commitments, Contingencies and Other Matters

 Rent

   The Company has entered into two operating leases for its laboratory and corporate office facilities. One facility is subleased to a third party, which expires in January 2001. Minimum annual rent payments through 2002 are as follows (in thousands):

      Year Ended
      December 31,
      ------------
      2001................................................................. $327
      2002.................................................................  299
                                                                            ----
                                                                            $626
                                                                            ====

   The leases provide for escalations relating to increases in real estate taxes and certain operating expenses. Under the Company's sub-lease, which expires in January 2001, minimum annual lease payments are expected to be $10,000 for the year ended December 31, 2001.

   Rent expense was approximately $357,000, $440,000 and $394,000, for the years ended December 31, 2000, 1999 and 1998, respectively.

 Manufacturing

   In January 1999 and prior, the Company entered into several agreements with Abbott Laboratories providing for the purchase of approximately $10,000,000 of bulk drug substance to be used in the manufacturing process for LOCILEX(TM) Cream. As FDA approval of LOCILEX(TM) Cream did not occur, the Company renegotiated this agreement with Abbott in September 1999, paying Abbott $4,200,000 at that time and receiving partial delivery of material. An additional $3,400,000 is due to Abbott and payable if the Company receives in excess of $10,000,000 of additional funds (as defined in the agreement) in any year beginning in 2000, in which case the Company must pay 15% of such excess over $10,000,000 to Abbott. The Company recorded this conditional obligation as a liability in 1999 at its then present value. As a result of the Company's financing activities for the year ended December 31, 2000 (see NOTES 7 and 8) and other cash inflows, $1,392,000 of this liability becomes payable to Abbott on March 1, 2001 and thus has been included in current liabilities at December 31, 2000. The remaining amount is included in long-term liabilities as of December 31, 2000.

 Legal Proceedings

   The Company is involved in various routine litigation incidental to its business. The Company believes that the disposition of such routine litigation will not have a material adverse effect on the financial position or results of operations of the Company.

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

   In the absence of raising additional funds or significantly reducing expenses, the Company does not have sufficient resources to sustain operations beyond 2001. The Company regularly explores alternative means of

                       GENAERA CORPORATION AND SUBSIDIARY
financing its operations and seeks funding through various sources, including public and private securities offerings and collaborative arrangements with third parties. The Company currently does not have any commitments to obtain additional funds, and may be unable to obtain sufficient funding in the future on acceptable terms. If the Company cannot obtain funding, it will need to delay, scale back or eliminate research and development programs or enter into collaborations with third parties to commercialize potential products or technologies that it might otherwise seek to develop or commercialize independently, or seek other arrangements. If the Company engages in collaborations, it will receive lower consideration upon commercialization of such products than if it had not entered into such arrangements, or if it entered into such arrangements at later stages in the product development process.

NOTE 16. Quarterly Results (Unaudited)

   The following tables contain selected unaudited Statement of Operations information for each quarter of the fiscal years ended December 31, 2000 and 1999 (in thousands, except per share amounts). The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

                                             Year Ended December 31, 2000
                                            ----------------------------------
                                             First   Second    Third   Fourth
                                            Quarter  Quarter  Quarter  Quarter
                                            -------  -------  -------  -------
Revenues..................................  $   --   $   --   $   --   $   --
                                            =======  =======  =======  =======
Gross profit..............................      --       --       --       --
                                            =======  =======  =======  =======
Net loss..................................  $(2,424) $(3,056) $(3,309) $(3,590)
                                            =======  =======  =======  =======
Net loss applicable to common
 stockholders.............................  $(2,424) $(3,063) $(3,325) $(3,612)
                                            =======  =======  =======  =======
Net loss applicable to common stockholders
 per share--basic and diluted.............  $  (.09) $  (.11) $  (.11) $  (.11)
                                            =======  =======  =======  =======
Weighted average shares outstanding--basic
 and diluted..............................   26,996   27,743   30,328   32,390
                                            =======  =======  =======  =======
                                             Year Ended December 31, 1999
                                            ----------------------------------
                                             First   Second    Third   Fourth
                                            Quarter  Quarter  Quarter  Quarter
                                            -------  -------  -------  -------
Revenues..................................  $   --   $   --   $   --   $   --
                                            =======  =======  =======  =======
Gross profit..............................      --       --       --       --
                                            =======  =======  =======  =======
Net loss..................................  $(3,149) $(3,864) $(2,743) $(2,460)
                                            =======  =======  =======  =======
Net loss per share--basic and diluted.....  $  (.14) $  (.17) $  (.12) $  (.09)
                                            =======  =======  =======  =======
Weighted average shares outstanding--basic
 and diluted..............................   22,912   22,912   22,912   26,064
                                            =======  =======  =======  =======