Form 10-Q
period 2001-03-31
GENAERA CORP
filed 2001-05-11
CIK 880431

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

                     For the Quarterly Period Ended March 31, 2001.

                                       or

 [  ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934.

                 For the Transition Period from ___________ to __________.

                            Commission File No. 0-19651
                                 _______________

                              GENAERA CORPORATION
                              -------------------
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

  The number of outstanding shares of the Registrant's Common Stock, par value $.002 per share, on May 9, 2001 was 32,783,886.


================================================================================

                              GENAERA CORPORATION
                         QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2001

                               TABLE OF CONTENTS

                                                                                 Page
                                                                                 ----
PART I - FINANCIAL INFORMATION
 Item 1.  Financial Statements (unaudited):
          Balance Sheets as of March 31, 2001 and December 31, 2000..........      3
          Statements of Operations for the three-months ended
                March 31, 2001 and 2000......................................      4
          Statements of Cash Flows for the three-months ended
                March 31, 2001 and 2000......................................      5
          Notes to Financial Statements......................................      6
 Item 2.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations....................................     10
 Item 3.  Quantitative and Qualitative Disclosures about Market Risk.........     19

PART II - OTHER INFORMATION
 Item 1.  Legal Proceedings...................................................    20
 Item 2.  Changes in Securities and Use of Proceeds...........................    20
 Item 3.  Defaults Upon Senior Securities.....................................    20
 Item 4.  Submission of Matters to a Vote of Security Holders.................    20
 Item 5.  Other Information...................................................    20
 Item 6.  Exhibits and Reports on Form 8-K....................................    20

SIGNATURES....................................................................    21


PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                              GENAERA CORPORATION
                                 BALANCE SHEETS
                 (Amounts in thousands, except per share data)



                                                                                  March 31, 2001   December 31, 2000
                                                                                  ---------------  ------------------
                                                                                    (Unaudited)
                            ASSETS
Current assets:
  Cash and cash equivalents.........................................................   $     806           $     599
  Short-term investments (Note 2)...................................................      14,043              18,434
  Prepaid expenses and other........................................................         719                 345
                                                                                       ---------           ---------
    Total current assets............................................................      15,568              19,378
Fixed assets, net...................................................................       1,078               1,144
Other assets........................................................................         212                 179
                                                                                       ---------           ---------
     Total assets...................................................................   $  16,858           $  20,701
                                                                                       =========           =========

      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses.............................................   $   2,137           $   2,093
  Note payable (Note 2).............................................................       2,500               2,500
  Accrued development expense - short-term (Note 6).................................          --               1,392
                                                                                       ---------           ---------
    Total current liabilities.......................................................       4,637               5,985
Accrued development expense - long-term (Note 6)....................................       2,008               1,967
Deferred rent.......................................................................          39                  43
Redeemable convertible preferred stock (liquidation value of $1,264 and $1,233
 at March 31, 2001 and December 31, 2000, respectively) (Note 4)....................       1,264               1,233
Commitments, contingencies and other matters (Note 6)...............................
Stockholders' equity (Note 3):
Preferred stock - $.001 par value; 9,211 shares authorized; 1.2 shares issued
   and outstanding as Series A redeemable convertible preferred stock...............          --                  --
Common stock - $.002 par value; 45,000 shares authorized; 32,544 and 32,393 shares issued and outstanding at March 31, 2001 and
   December 31, 2000, respectively..................................................          65                  65
Additional paid-in capital..........................................................     169,354             168,967
Accumulated other comprehensive income - unrealized gain on investments.............          22                   9
Accumulated deficit.................................................................    (160,531)           (157,568)
                                                                                       ---------           ---------
    Total stockholders' equity......................................................       8,910              11,473
                                                                                       ---------           ---------
     Total liabilities and stockholders' equity.....................................   $  16,858           $  20,701
                                                                                       =========           =========

                See accompanying notes to financial statements.

                              GENAERA CORPORATION
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)
                 (Amounts in thousands, except per share data)


                                                                            Three Months Ended
                                                                                  March 31,
                                                                           ----------------------
                                                                                2001        2000
                                                                            ---------   ---------
Revenues....................................................................  $    --     $    --
Costs and expenses:
 Research and development...................................................    2,293       1,917
 General and administrative.................................................      781         495
                                                                              -------     -------
                                                                                3,074       2,412
                                                                              -------     -------
Loss from operations........................................................   (3,074)     (2,412)
Interest income.............................................................      240         134
Interest expense............................................................      (98)       (146)
                                                                              -------     -------
Net loss....................................................................   (2,932)     (2,424)
Dividends on preferred stock................................................       31          --
                                                                              -------     -------
Net loss applicable to common stockholders..................................  $(2,963)    $(2,424)
                                                                              =======     =======

Net loss applicable to common stockholders per share - basic and diluted....   $(0.09)     $(0.09)
                                                                              =======     =======

Weighted average shares outstanding - basic and diluted.....................   32,397      26,996
                                                                              =======     =======





                See accompanying notes to financial statements.

                              GENAERA CORPORATION
                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                            (Amounts in thousands)




                                                                             Three Months Ended March 31,
                                                                             ----------------------------
                                                                                  2001          2000
                                                                                --------     ---------
Cash Flows From Operating Activities:
 Net loss...................................................................... $(2,932)       $(2,424)
 Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization................................................     223            228
  Amortization of investment discounts/premiums................................    (189)           (94)
  Compensation expense on option grants and equity awards......................      86             48
 Changes in operating assets and liabilities:
  Increase in prepaid expenses and other.......................................    (407)          (107)
  Increase (decrease) in accounts payable and accrued expenses.................      44            (98)
  Increase (decrease) in accrued development expenses..........................  (1,351)           100
  Decrease in deferred rent....................................................      (4)            (2)
                                                                                -------        -------
Net cash used in operating activities..........................................  (4,530)        (2,349)
                                                                                -------        -------

Cash Flows From Investing Activities:
 Purchase of investments.......................................................  (6,796)        (4,650)
 Proceeds from maturities of investments.......................................  11,389          6,750
 Capital expenditures..........................................................    (157)           (30)
                                                                                -------        -------
Net cash provided by investing activities......................................   4,436          2,070
                                                                                -------        -------

Cash Flows From Financing Activities:
 Proceeds from exercise of stock options.......................................     301            446
                                                                                -------        -------
Net cash provided by financing activities......................................     301            446
                                                                                -------        -------
Net increase in cash and cash equivalents......................................     207            167
Cash and cash equivalents at beginning of period...............................     599          2,435
                                                                                -------        -------
Cash and cash equivalents at end of period..................................... $   806        $ 2,602
                                                                                =======        =======

Supplemental Cash Flow Information:

Cash paid during the period for interest....................................... $    56        $    46
                                                                                =======        =======




                See accompanying notes to financial statements.

                              GENAERA CORPORATION

                   NOTES TO FINANCIAL STATEMENTS (Unaudited)

--------------------------------------------------------------------------------
NOTE 1.  Basis of Presentation

  The accompanying financial statements of Genaera Corporation ("Genaera" or the "Company") are unaudited and have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") for interim financial statements. The December 31, 2000 balance sheet was derived from audited financial statements, however, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The Company believes that the financial statements include all adjustments of a normal and recurring nature necessary to present fairly the results of operations, financial position, changes in stockholders' equity and cash flows for the periods presented. Results of operations for interim periods are not necessarily indicative of those to be achieved for full fiscal years. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. There have been no material changes in accounting policies from those stated in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

NOTE 2.  Note Payable

  Under the terms of its note payable, the Company makes monthly interest-only payments at an annual rate of 9.125%, with principal due in June 2001. The Company maintained investments with an approximate market value of $2,748,000 at the bank as collateral for the note payable as of March 31, 2001.

NOTE 3.  Stockholders' Equity

  The changes in stockholders' equity from December 31, 2000 to March 31, 2001 are summarized as follows (in thousands):

                                                                     Accumulated
                                        Common Stock                    Other                     Total
                                      -----------------  Additional    Compre-                   Stock-
                                        Number            Paid-in      hensive    Accumulated   holders'
                                      of Shares  Amount   Capital      Income       Deficit      Equity
                                      ---------  ------  ----------  -----------  ------------  ---------
Balance at December 31, 2000.......      32,393     $65    $168,967          $ 9    $(157,568)   $11,473
 Exercise of stock options and
  compensation expense on
  option grants and stock awards...         151      --         387           --           --        387
 Dividends on preferred stock......          --      --          --           --          (31)       (31)
 Comprehensive loss:
     Net loss......................          --      --          --           --       (2,932)    (2,932)
     Carrying value adjustment.....          --      --          --           13           --         13
                                      ---------  ------  ----------  -----------    ---------    -------
 Total comprehensive loss..........          --      --          --           --           --     (2,919)
                                      ---------  ------  ----------  -----------    ---------    -------

Balance at March 31, 2001..........      32,544     $65    $169,354          $22    $(160,531)   $ 8,910
                                      =========  ======  ==========  ===========    =========    =======

                              GENAERA CORPORATION

                   NOTES TO FINANCIAL STATEMENTS (Unaudited)

--------------------------------------------------------------------------------


NOTE 4.  Preferred Stock

  The Company's certificate of incorporation provides the board of directors the power to issue shares of preferred stock without stockholder approval. This preferred stock could have voting rights, including voting rights that could be superior to that of the Company's common stock, and the board of directors has the power to determine these voting rights. As of March 31, 2001, the Company's board of directors has designated 80,000 shares of preferred stock as Series A convertible preferred stock (the "Series A Preferred Stock") and, as of April 18, 2001, 10,000 shares of preferred stock as Series B convertible preferred stock (the "Series B Preferred Stock") (see "Note 7. Subsequent Events").

  In connection with an agreement with Genentech, Inc. (see "Note 5. Collaboration Agreement"), 1,188 shares of Series A Preferred Stock have been issued as of March 31, 2001. Preferred dividends of $76,000 have been accrued as of March 31, 2001 on the Series A Preferred Stock.


NOTE 5.  Collaboration Agreement

  In December 2000, Genentech provided notice to the Company of its election to terminate the research, development, and commercialization collaboration agreement covering the Company's IL-9 antibody development program and related respiratory technology (the "Genentech Agreement"). See "Note 7. Subsequent Events."


NOTE 6. Commitments, Contingencies and Other Matters

Manufacturing Agreement

  In January 1999 and prior, the Company entered into several agreements with Abbott Laboratories providing for the purchase of approximately $10,000,000 of bulk drug substance to be used in the manufacturing process for LOCILEX Cream. As FDA approval of LOCILEX Cream did not occur, the Company renegotiated this agreement with Abbott in September 1999, paying Abbott $4,200,000 at that time and receiving partial delivery of material. An additional $3,400,000 is due to Abbott and payable if the Company receives in excess of $10,000,000 of additional funds (as defined in the agreement) in any year beginning in 2000, in which case the Company must pay 15% of such excess over $10,000,000 to Abbott. The Company recorded this conditional obligation as a liability in 1999 at its then present value. As a result of the Company's financing activities for the year ended December 31, 2000 and other cash inflows, $1,392,000 of this liability was payable and paid to Abbott on March 1, 2001. The Company has accrued $2,008,000 as of March 31, 2001, which represents the remaining conditional obligation.

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

  As described in "Note 7. Subsequent Events," in April 2001, the Company entered into a research collaboration and licensing agreement and a preferred stock purchase agreement with MedImmune, Inc.

                              GENAERA CORPORATION

                   NOTES TO FINANCIAL STATEMENTS (Unaudited)

--------------------------------------------------------------------------------

("MedImmune") under which the Company received $10,312,500. After considering this investment, and in the absence of raising additional funds or significantly reducing expenses, the Company has sufficient resources to sustain operations through 2002. The Company regularly explores alternative means of financing its operations and seeks funding through various sources, including public and private securities offerings and collaborative arrangements with third parties. The Company currently does not have any commitments to obtain additional funds and may be unable to obtain sufficient funding in the future on acceptable terms, if at all. If the Company cannot obtain funding, it will need to delay, scale back or eliminate research and development programs or enter into collaborations with third parties to commercialize potential products or technologies that it might otherwise seek to develop or commercialize independently, or seek other arrangements. If the Company engages in collaborations, it will receive lower consideration upon commercialization of such products than if it had not entered into such arrangements or if it entered into such arrangements at later stages in the product development process.


NOTE 7.  Subsequent Events

  In April 2001, Genentech and the Company executed a settlement agreement pursuant to which all licensed technology under the Genentech Agreement was returned to the Company. At that time, certain development expenditures owed to the Company by Genentech were settled by the return to the Company and cancellation of 300 shares of Series A Preferred Stock owned by Genentech.

  In April 2001, the Company entered into a research collaboration and licensing agreement with MedImmune (the "MedImmune Agreement"). Under the MedImmune Agreement, the Company and MedImmune will develop and commercialize antibodies or recombinant molecules against IL-9 to prevent symptoms of asthma and other respiratory diseases. The companies also will collaborate on the creation of specific assays and respiratory disease models for use in assessing product candidates developed by MedImmune. MedImmune will be responsible for development, manufacturing, clinical testing, and marketing of any resulting product.

  MedImmune will fund at least $2,500,000 for certain research and development activities at the Company over the next two years in accordance with an established research and development plan. The Company could receive up to $55,000,000 based on the successful completion of future milestones, plus royalties on any product resulting from this agreement.

  MedImmune also purchased 10,000 shares of the Company's Series B Preferred Stock for $10,000,000 at the closing of a related stock purchase agreement. Prior to April 19, 2006, the Series B Preferred Stock is convertible, in whole or in part, at the holder's option, into shares of the Company's common stock at a conversion rate of 200 shares of common stock for each share of Series B Preferred Stock. The maximum aggregate number of common shares issued upon a conversion of all of the shares of Series B Preferred Stock before April 19, 2006 shall be 2,000,000 shares. The Series B Preferred Stock is convertible after April 19, 2006, in whole or in part, at the Company's or holder's option, into shares of the Company's common stock at a conversion rate determined by dividing the original issue price of $1,000 per share by the lesser of (i) $5.00 or (ii) the 20-day average closing price of the common stock as of the conversion date [the "Post-April 19, 2006 Conversion Rate"]. However, the Company may not exercise its option to convert if the closing price of the common stock is less than $2.15 per share on the day prior to notice of conversion. In addition, the Series B Preferred Stock shall be automatically convertible at any time in the event of a merger, consolidation or sale of

                              GENAERA CORPORATION

                   NOTES TO FINANCIAL STATEMENTS (Unaudited)

--------------------------------------------------------------------------------
substantially all of the assets of the Company (a "Merger Event"), at the Post-April 19, 2006 Conversion Rate. The maximum aggregate number of common shares issued upon conversion of all of the shares of Series B Preferred Stock after April 19, 2006 or at any time as a result of a Merger Event shall be 4,642,741 shares of common stock. The Series B Preferred Stock may also be redeemed, in whole or in part, at any time at the Company's option at a cash redemption price of $1,000 per share plus accrued and unpaid cumulative dividends to the date of redemption. Holders of the Series B Preferred Stock have no rights to dividends other than the right to participate in any dividends that may be declared on the Company's common stock. With respect to liquidation and dividend rights, the Series B Preferred Stock ranks senior to the Company's common stock and junior to the Company's Series A Preferred Stock. In the event of any liquidation, dissolution or winding up of the Company, the Series B Preferred Stock has a liquidation preference of $1,000 per share plus accumulated and unpaid cumulative dividends to the date of liquidation. Holders of the Series B Preferred Shares have limited voting rights and generally do not have the right to vote on matters submitted to the holders of the Company's common stock. See "Note 6. Commitments, Contingencies, and Other Matters" for the effect of this transaction on the amount payable to Abbott.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

  Our disclosure and analysis in this Quarterly Report on Form 10-Q contains some forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Such statements may include words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "hope," and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to present or anticipated scientific progress, development of potential pharmaceutical products, future revenues, capital expenditures, research and development expenditures, future financing and collaborations, personnel, manufacturing requirements and capabilities, and other statements regarding matters that are not historical facts or statements of current condition.

  Any or all of our forward-looking statements in this Quarterly Report on Form 10-Q may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially.

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

Risk Factors Related to Our Business

  Any investment in shares of our common stock involves a high degree of risk. You should carefully consider the following risk factors, together with the other information presented in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2000.

If We Do Not Raise Additional Capital, We May Not Be Able to Continue Our Research and Development Programs and May Never Commercialize Any Products.

  We maintained cash and investments of $14.8 million at March 31, 2001. At March 31, 2001, we had current liabilities of $4.6 million and long-term liabilities of $2.0 million. In April 2001, we entered into a research collaboration and licensing agreement and a preferred stock purchase agreement with MedImmune Inc. pursuant to which we received $10.3 million. After considering this investment, and in the absence of raising additional funds or significantly reducing expenses, we have sufficient resources to sustain operations through 2002. We will need to raise substantial additional funds in the future to continue our research and development programs and to commercialize our potential products. If we are unable to raise such funds, we may be unable to complete our development activities for any of our proposed products.

  We regularly explore alternative means of financing our operations and seek funding through various sources, including public and private securities offerings and collaborative arrangements with third parties. We currently do not have any commitments to obtain additional funds, and may be unable to obtain sufficient funding in the future on acceptable terms, if at all. If we cannot obtain funding, we will need to delay, scale back or eliminate research and development programs or enter into collaborations with third-parties to commercialize potential products or technologies that we might otherwise seek to develop or commercialize ourselves, or seek other arrangements. If we engage in collaborations, we will receive lower consideration upon commercialization of such products than if we had not entered into such arrangements, or if we entered into such arrangements at later stages in the product development process.

  We expect to evaluate all available strategic alternatives to finance our programs and technology, including broad-based alliances or mergers intended to create better-financed entities.

We Expect to Continue to Incur Substantial Losses.

  To date, we have engaged primarily in the research and development of drug candidates. We have not generated any revenues from product sales and have incurred losses in each year since our inception. As of March 31, 2001, we had an accumulated deficit of approximately $160.5 million.

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

  Governmental authorities may delay or deny the approval of any of our drug candidates. In addition, governmental authorities may enact new legislation or regulations that could limit or restrict our efforts. A delay or denial of regulatory approval for any of our drug candidates will materially affect our business.

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

We Will Rely on Marketing and Development Partners and if They Do Not Perform as Expected, We May Not Successfully Commercialize Our Products.

  We do not have our own sales and marketing staff. In order to successfully develop and market our future products, we must enter into marketing and distribution arrangements with third parties. We also expect to delegate the responsibility for all, or a significant portion, of the development and regulatory approval for certain products to partners. If our partners do not develop an approvable or marketable product or do not market a product successfully, we may not achieve necessary product revenues. Additionally, we may be unable to enter into other successful arrangements.

  We do not have control over the amount and timing of resources to be devoted to our products by our collaborative partners. In the future, the interests of our collaborators may not be consistent with our interests. Collaborators may develop products independently or through third parties that could compete with our proposed products. For example, GlaxoSmithKline maintains a significant presence in the antibiotic area and currently sells a topical antibiotic product indicated for the treatment of certain skin infections. In addition, a partner may decide to end a relationship with us. For example, in December 2000, Genentech provided notice to us of their election to terminate the collaboration agreement covering the IL-9 antibody development program and related respiratory technology.

  We also may decide to establish our own sales force to market and sell certain products. Although some members of our management have limited experience in marketing pharmaceutical products, we have no experience with respect to marketing our products. If we choose to pursue this alternative, we will need to spend significant additional funds and devote significant management resources and time to establish a successful sales force. Given our inexperience in establishing and managing a sales force, this effort may not be successful. Given our financial resources, our efforts in this area would likely be modest compared to our competitors.

If We Are Not Able to Innovate and Develop Products as Rapidly as Our Competitors, Our Products May Not Achieve Market Acceptance.

  The pharmaceutical industry is characterized by intense competition. Many companies, research institutions and universities are conducting research and development activities in a number of areas similar to our fields of interest. Many companies are currently involved in research and development activities focused on the pathogenesis of disease, and the competition among companies attempting to find genes responsible for disease is intense. In addition, we are aware that research on compounds derived from animal host-defense systems is being conducted by others. Most of these entities have substantially greater financial, technical, manufacturing, marketing, distribution and other resources than we have. We also may face competition from companies using different or advanced techniques that could render our future products obsolete.

  Many companies are working to develop and market products intended for the additional disease areas being targeted, including cancer and asthma. A number of major pharmaceutical companies have significant franchises in these disease areas, and can be expected to invest heavily to protect their interests. In the cancer field, anti-angiogenic agents are under development at a number of companies. In the asthma field, other biopharmaceutical companies also have reported the discovery of genes relating to asthma.

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

If We Do Not Develop and Maintain Relationships With Contract Manufacturers, We May Not Successfully Commercialize Our Products.

  We currently do not have the resources, facilities, or technical capabilities to manufacture any of our proposed products in the quantities and quality required for commercial sale. We have no plans to establish a manufacturing facility. We expect to depend upon contract manufacturers for commercial scale manufacturing of our proposed products in accordance with regulatory standards. For example, we are currently working with outside contractors for the chemical production of squalamine. This dependence on contract manufacturers may restrict our ability to develop and deliver products on a timely, profitable and competitive basis expecially because the number of companies capable of producing our proposed products is limited. Furthermore, production of squalamine and other proposed products will require significant expenditure by us. We may be unable to maintain arrangements with qualified outside contractors to manufacture materials at costs that are affordable to us, if at all.

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

  Potential Ownership Disputes

  Disputes may arise as to the ownership of our technology. Most of our research and development personnel previously worked at other biotechnology companies, pharmaceutical companies, universities, or research institutions. These entities may raise questions as to when technology was developed, and assert rights to the technology. These kinds of disputes have occurred in the past. We may not prevail in any such disputes.

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

  Certain of our exclusive rights to patents and patent applications are governed by contract. Generally, these contracts require that we pay royalties on sales of any products which are covered by patent claims. If we are unable to pay the royalties, we may lose our patent rights. Additionally, some of these agreements also require that we develop the licensed technology under certain timelines. If we do not adhere to an acceptable schedule of commercialization, we may lose our rights.

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

  In both the United States and elsewhere, the availability of reimbursement from third-party payers, such as government health administration authorities, private health insurers and other organizations, can impact prescription pharmaceutical sales. These organizations are increasingly challenging the prices charged for medical products and services, particularly where they believe that there is only an incremental therapeutic benefit that does not justify the additional cost. Coverage and reimbursement may not be available for our proposed products, or, if available, may not be adequate. Without insurance coverage, many patients may be unable to afford our products, which may then not reach optimal sales levels.

  There also has been a trend toward government reforms intended to contain or reduce the cost of health care. In certain foreign markets, pricing or profitability of prescription pharmaceuticals is subject to government control. In the United States, there have been a number of federal and state proposals to implement similar government control. We expect this trend to continue, but we cannot predict the nature or extent of any reform that results. It is possible that reform could impact pharmaceutical marketing, pricing and profit margins. These reforms could adversely impact our ability to obtain financing for the continued development of our proposed products. Furthermore, reforms could have a broader impact by limiting overall growth of health care spending, such as Medicare and Medicaid spending, which could also adversely affect our business.

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

  Our common stock is listed on the Nasdaq National Market. Nasdaq requires listed companies to maintain standards for continued listing, including a minimum bid price for shares of a company's stock and a minimum tangible net worth. If we are unable to maintain these standards, our common stock could be delisted. Trading in our stock would then be conducted on the Nasdaq Small Cap Market unless we are unable to meet the requirements for inclusion therein. If we were unable to meet the requirements for inclusion in the Small Cap Market, our common stock would be traded on an electronic bulletin board established for securities that do not meet the Nasdaq listing requirements or in quotations published by the National Quotation Bureau, Inc. that are commonly referred to as the ''pink sheets.'' As a result, it could be more difficult to sell or obtain an accurate quotation as to the price of our common stock.

  In addition, if our common stock were delisted, it would be subject to the so-called "penny stock" rules. The U.S. Securities and Exchange Commission has adopted regulations that define a ''penny stock'' to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions, such as any securities listed on a national securities exchange or quoted on Nasdaq. For any transaction involving a "penny stock," unless exempt, the rules impose additional sales practice requirements on broker-dealers, subject to certain exceptions.

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

  If our common stock were delisted and determined to be a ''penny stock,'' a broker-dealer may find it more difficult to trade our common stock and an investor may find it more difficult to acquire or dispose of our common stock in the secondary market.

The Exercise of Options and Warrants and Other Issuances of Shares Could Have a Dilutive Effect on Our Stock Price.

  As of March 31, 2001, there were outstanding options to purchase an aggregate of approximately 3,582,000 shares of our common stock at prices ranging from $1.03 per share to $16.75 per share, of which approximately 1,971,000 were exercisable as of such date. Warrants to purchase 229,739 shares of our common stock, currently exercisable at $8.00 per share, and warrants to purchase an aggregate of 1,242,153 shares of our common stock, currently exercisable from $5.06 to $6.79 per share, and subject to adjustment with future offerings also were outstanding at March 31, 2001. In addition, in connection with our private placement in August 2000, we issued warrants to purchase an aggregate of 167,166 shares of our common stock, currently exercisable at $3.50 per share, and subject to adjustment under certain circumstances. Exercise of options and warrants at prices below the market price of our common stock could adversely affect the price of our common stock. Additional dilution may result from the issuance of shares in connection with collaborations or manufacturing arrangements or in connection with other financing efforts.

Our Certificate of Incorporation and Delaware Law Contain Provisions that Could Discourage a Takeover.

  Our certificate of incorporation provides our board of directors the power to issue shares of preferred stock without stockholder approval. This preferred stock could have voting rights, including voting rights that could be superior to that of our common stock, and the board of directors has the power to determine these voting rights. In addition, Section 203 of the Delaware General Corporation Law contains provisions that impose restrictions on stockholder action to acquire control of Genaera. The effect of these provisions of our certificate of incorporation and Delaware law provisions would likely discourage third parties from seeking to obtain control.

Results of Operations

Revenues

  We have received no revenues from product sales. Revenues in prior periods have consisted principally of revenues recognized under collaborations with corporate partners. We have no currently existing collaborations that will result in the realization of research and development revenues in the foreseeable future.

Research and Development Expenses

  Research and development expenses for the first quarter of 2001 increased as compared to the same period in 2000, due to additional squalamine clinical and manufacturing activity as well as preclinical and development activity in our mucoregulator, IL-9 antibody and produlestan programs.

  The level of research and development expenses in future periods will depend principally upon the progress of our research and development programs and our capital resources.

General and Administrative Expenses

  General and administrative expenses are primarily comprised of personnel costs and professional fees and have increased in the first quarter of 2001 as compared to the same period in 2000 due principally to increases in staffing.

Other Income and Expense


  Other income and expense is primarily comprised of interest income generated from cash and investments, net of interest expense related to the note payable and the long-term obligation to Abbott Laboratories. Interest income for the three-month period ended March 31, 2001 increased as compared to the same period in 2000 due to higher investment balances during 2001. Interest expense for the three-month period ended March 31, 2001 decreased as compared to the same period in 2000 as a result of our no longer recognizing additional interest expense on the long-term obligation to Abbott Laboratories.

Net Loss


  Our goal is to conduct significant research, pre-clinical development, clinical testing and manufacturing activities over the next several years. We expect that these activities, together with projected general and administrative expenses, will result in continued and significant losses.

Financial Condition, Liquidity And Capital Resources


  Cash and investments were $14.8 million at March 31, 2001 as compared to $19.0 million at December 31, 2000. The primary use of cash was to finance our operations.

  Since inception, we have funded our operations primarily from the net proceeds of public and private placements of securities, including:

  .  $17,080,000 raised from our initial public offering in December 1991;
  .  $21,469,000 raised from a public offering completed in February 1993;
  .  $18,023,000 raised from a private placement completed in October 1993;
  .  $32,627,000 raised from a public offering completed in August 1995;
  .  $11,932,000 raised from a private placement completed in August 1996;
  .  $19,172,000 raised from a public offering completed in December 1997;
  .  $ 2,000,000 raised from a private placement completed in December 1998;
  .  $ 3,915,000 raised from a public offering completed in October 1999;
  .  $ 5,447,000 raised from a private placement completed in May 2000;
  .  $11,678,000 raised from a private placement completed in August 2000; and
  .  $   688,000 raised from a private placement in December 2000.


  In addition to the above, we have funded our operations from contract and grant revenues, interest income and lease and debt financing.

  Current liabilities decreased $1.3 million to $4.6 million at March 31, 2001 from December 31, 2000 due to the payment of our short-term obligation to Abbott. Long-term liabilities increased slightly at March 31, 2001 from December 31, 2000.

  Under the terms of our $2.5 million note payable, we make monthly interest-only payments at an annual rate of 9.125%, with principal due in June 2001. We maintain investments of $2.7 million as collateral for the note payable.

  In April 2001, we entered into a research collaboration and licensing agreement and a preferred stock purchase agreement with MedImmune pursuant to which we received $10.3 million. After considering this investment, and in the absence of raising additional funds or significantly reducing expenses, we have sufficient resources to sustain operations through 2002.

  We will need to raise substantial additional funds in the future to continue our research and development programs and to commercialize our potential products. If we are unable to raise such funds, we may be unable to complete our development activities for any of our proposed products.

  We regularly explore alternative means of financing our operations and seek funding through various sources, including public and private securities offerings and collaborative arrangements with third parties. We currently do not have any commitments to obtain additional funds and may be unable to obtain sufficient funding in the future on acceptable terms, if at all. If we cannot obtain funding, we will need to delay, scale back or eliminate research and development programs or enter into collaborations with third parties to commercialize potential products or technologies that we might otherwise seek to develop or commercialize ourselves, or seek other arrangements. If we engage in collaborations, we will receive lower consideration upon commercialization of such products than if we had not entered into such arrangements, or if we entered into such arrangements at later stages in the product development process.

  Our capital expenditure requirements will depend upon numerous factors, including the progress of our research and development programs, the time and cost required to obtain regulatory approvals, our ability to enter into additional collaborative arrangements, the demand for products based on our technology, if and when such products are approved, and possible acquisitions of products, technologies and companies. We had no significant capital commitments as of March 31, 2001.

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

  As of March 31, 2001, our portfolio investments consisted of $.8 million in cash and $14.0 million in U.S government debt instruments having a maturity of less than one year. Due to the nature of our investment portfolio, management believes that a sudden change in interest rates would not have a material effect on the value of the portfolio. Management estimates that if the average annualized yield of our investments had decreased by 100 basis points, our interest income for the three months ended March 31, 2001 would have decreased by approximately $42,000. This estimate assumes that the decrease occurred on the first day of 2001 and reduced the annualized yield of each investment instrument by 100 basis points. The impact on our future interest income will depend largely on the gross amount of our investment portfolio.

  We do not currently have any significant direct foreign currency exchange rate risk.

PART II - OTHER INFORMATION

  ITEM 1.  LEGAL PROCEEDINGS

    We are not a party to any material litigation.

  ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    None.

  ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None.

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

  ITEM 5.  OTHER INFORMATION

    None.

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits

       3.5 Certificate of Ownership and Merger Merging M Merger Sub, Inc. with and into Magainin Pharmaceuticals Inc. dated March 9, 2001*

       3.7 Certificate of Designations, Preferences and Rights of Series B Preferred Stock of Genaera Corporation dated April 19, 2001*

       4.1 Specimen copy of stock certificate for shares of Common Stock of the Registrant*

      10.1 Amended License Agreement between Genaera Corporation and Ludwig Institute for Cancer Research dated December 20, 1999*+

      10.2 Second Research Agreement between Genaera Corporation and Ludwig Institute for Cancer Research dated December 20, 1999*+

      10.3 Settlement Agreement between Genaera Corporation and Genentech, Inc. dated April 18, 2001*

      10.4 Collaboration and License Agreement between Genaera Corporation and MedImmune, Inc. dated April 19, 2001*+

      10.5 Preferred Stock Purchase Agreement between Genaera Corporation and MedImmune, Inc. dated April 19, 2001*
       ____________

      *   Filed herewith.

      + Confidential treatment has been requested as to certain portions of this exhibit pursuant to an application filed with the Securities and Exchange Commission. The omitted portions have been separately filed with the Securities and Exchange Commission.

  (b)  Reports on Form 8-K

       There were no reports on Form 8-K filed during the quarter ended March 31, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        GENAERA CORPORATION



Date:  May 11, 2001                     By: /s/ Christopher P. Schnittker
                                            -----------------------------
                                            Christopher P. Schnittker
                                            Vice President and Chief Financial
                                            Officer

                                 EXHIBIT INDEX

Exhibit No.      Description
-----------      -----------

   3.5           Certificate of Ownership and Merger Merging M Merger Sub, Inc.
                 with and into Magainin Pharmaceuticals Inc. dated March 9,
                 2001*

   3.7 Certificate of Designations, Preferences and Rights of Series B Preferred Stock of Genaera Corporation dated April 19, 2001*+

   4.1 Specimen copy of stock certificate for shares of Common Stock of the Registrant*

  10.1 Amended License Agreement between Genaera Corporation and Ludwig Institute for Cancer Research dated December 20, 1999*+

  10.2 Second Research Agreement between Genaera Corporation and Ludwig Institute for Cancer Research dated December 20, 1999*+

  10.3 Settlement Agreement between Genaera Corporation and Genentech, Inc. dated April 18, 2001*

  10.4 Collaboration and License Agreement between Genaera Corporation and MedImmune, Inc. dated April 19, 2001*+

  10.5 Preferred Stock Purchase Agreement between Genaera Corporation and MedImmune, Inc. dated April 19, 2001*

____________

*  Filed herewith.

+ Confidential treatment has been requested as to certain portions of this exhibit pursuant to an application filed with the Securities and Exchange Commission. The omitted portions have been separately filed with the Securities and Exchange Commission.