Form 10-Q
period 2001-06-30
GENAERA CORP
filed 2001-08-14
CIK 880431

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                 ---------------

                                    FORM 10-Q

(Mark One)
   [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the Quarterly Period Ended June 30, 2001.

                                       or

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

            For the Transition Period from ___________ to __________.

                           Commission File No. 0-19651

                                 ---------------

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

     The number of outstanding shares of the Registrant's Common Stock, par value $.002 per share, on August 9, 2001 was 32,827,261.

================================================================================

                               GENAERA CORPORATION
                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2001

                                TABLE OF CONTENTS

                                                                                       Page
                                                                                       ----
PART I - FINANCIAL INFORMATION
   Item 1. Financial Statements (unaudited):
                  Balance Sheets as of June 30, 2001 and December 31, 2000 ..........    3
                  Statements of Operations for the three- and six-month periods ended
                           June 30, 2001 and 2000 ...................................    4
                  Statements of Cash Flows for the six-month periods ended
                           June 30, 2001 and 2000 ...................................    5
                  Notes to Financial Statements .....................................    6

   Item 2. Management's Discussion and Analysis of Financial Condition
                  and Results of Operations .........................................   10
   Item 3. Quantitative and Qualitative Disclosures about Market Risk ...............   19


PART II - OTHER INFORMATION


   Item 1. Legal Proceedings ........................................................   20
   Item 2. Changes in Securities and Use of Proceeds ................................   20
   Item 3. Defaults Upon Senior Securities ..........................................   20
   Item 4. Submission of Matters to a Vote of Security Holders ......................   20
   Item 5. Other Information ........................................................   21
   Item 6. Exhibits and Reports on Form 8-K .........................................   21

SIGNATURES ..........................................................................   22

PART I - FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                               GENAERA CORPORATION
                                 BALANCE SHEETS
                  (Amounts in thousands, except per share data)

                                                                              June 30, 2001     December 31, 2000
                                                                              -------------     -----------------
                                                                               (Unaudited)
                                                    ASSETS
Current assets:
   Cash and cash equivalents..................................................   $  1,052          $     599
   Short-term investments (NOTE 2)............................................     21,641             18,434
   Prepaid expenses and other.................................................        246                345
                                                                                 --------          ---------
     Total current assets.....................................................     22,939             19,378
Fixed assets, net.............................................................      1,234              1,144
Other assets..................................................................        164                179
                                                                                 --------          ---------

       Total assets...........................................................   $ 24,337          $  20,701
                                                                                 ========          =========

                                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses......................................   $  2,020          $   2,093
   Note payable (NOTE 2)......................................................      2,500              2,500
   Accrued development expense - short-term (NOTE 6)..........................        301              1,392
                                                                                 --------          ---------
     Total current liabilities................................................      4,821              5,985

Accrued development expense - long-term (NOTE 6)..............................      1,707              1,967
Deferred rent.................................................................         35                 43
Deferred revenue..............................................................         62                 --

Redeemable convertible preferred stock (liquidation value of $995 and $1,233
 at June 30, 2001 and December 31, 2000, respectively) (NOTE 4)...............        995              1,233

Commitments, contingencies and other matters (NOTE 6).........................

Stockholders' equity (NOTE 3):
Preferred stock - $.001 par value; 9,211 shares authorized; .9 and 1.2 shares issued and outstanding as Series A redeemable convertible preferred stock at June 30, 2001 and December 31, 2000, respectively; 10.0 shares issued and outstanding as Series B convertible preferred stock at June 30, 2001
    (liquidation value of $10,000)............................................         --                 --
Common stock - $.002 par value; 75,000 shares authorized; 32,808 and 32,393 shares issued and outstanding at June 30, 2001 and
    December 31, 2000, respectively...........................................         66                 65
Additional paid-in capital....................................................    179,940            168,967
Accumulated other comprehensive income - unrealized gain on investments.......          6                  9
Accumulated deficit...........................................................   (163,295)          (157,568)
                                                                                 ---------         ---------

     Total stockholders' equity...............................................     16,717             11,473
                                                                                 --------          ---------

       Total liabilities and stockholders' equity.............................   $ 24,337          $  20,701
                                                                                 ========          =========



                See accompanying notes to financial statements.

                               GENAERA CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                  (Amounts in thousands, except per share data)

                                                       Three Months Ended                Six Months Ended
                                                            June 30,                         June 30,
                                                   --------------------------       --------------------------
                                                      2001            2000             2001            2000
                                                      ----            ----             ----            ----
Collaborative research agreement revenues.......   $       250    $        --       $       250    $        --
                                                   -----------    -----------       -----------    -----------
Costs and expenses:
   Research and development.....................         2,262          2,485             4,555          4,402
   General and administrative...................           942            569             1,723          1,064
                                                   -----------    -----------       -----------    -----------
                                                         3,204          3,054             6,278          5,466
                                                   -----------    -----------       -----------    -----------
Loss from operations............................        (2,954)        (3,054)           (6,028)        (5,466)
Interest income.................................           276            161               516            295
Interest expense................................           (55)          (163)             (153)          (309)
                                                   -----------    -----------       -----------    -----------

Net loss........................................        (2,733)        (3,056)           (5,665)        (5,480)
Dividends on preferred stock....................            31              7                62              7
                                                   -----------    -----------       -----------    -----------

Net loss applicable to common stockholders......   $    (2,764)   $    (3,063)      $    (5,727)   $    (5,487)
                                                   ===========    ===========       ===========    ===========
Net loss applicable to common stockholders
         per share -- basic and diluted.........   $     (0.08)   $     (0.11)      $     (0.18)   $     (0.20)
                                                   ===========    ===========       ===========    ===========

Weighted average shares outstanding --
         basic and diluted......................        32,737         27,743            32,568         27,370
                                                   ===========    ===========       ===========    ===========




                 See accompanying notes to financial statements.

                               GENAERA CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Amounts in thousands)

                                                                                    Six Months Ended June 30,
                                                                                      2001              2000
                                                                                  ------------     ------------
Cash Flows From Operating Activities:
   Net loss.....................................................................  $    (5,665)     $    (5,480)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization..............................................          435              457
     Amortization of investment discounts/premiums..............................         (353)            (220)
     Compensation expense on option grants and equity awards....................          228               93
     Receipt and retirement of Series A redeemable convertible preferred stock..         (300)              --
   Changes in operating assets and liabilities:
     (Increase) decrease in prepaid expenses and other..........................          114              (84)
     Increase (decrease) in accounts payable and accrued expenses...............          (73)             568
     Increase (decrease) in accrued development expenses........................       (1,351)             215
     Increase in deferred revenue...............................................           62               --
     Decrease in deferred rent..................................................           (8)              (4)
                                                                                  -----------      ------------

Net cash used in operating activities...........................................       (6,911)          (4,455)
                                                                                  -----------      -----------
Cash Flows From Investing Activities:
   Purchases of investments.....................................................      (20,986)         (14,250)
   Proceeds from maturities of investments......................................       18,129           13,770
   Capital expenditures.........................................................         (525)             (77)
                                                                                  -----------      -----------

Net cash used in investing activities...........................................       (3,382)            (557)
                                                                                  ------------     ------------
Cash Flows From Financing Activities:
   Proceeds from issuance of Series A redeemable convertible preferred stock....           --              500
   Proceeds from issuance of Series B convertible preferred stock...............        9,908               --
   Net proceeds from issuance of common stock...................................           --            4,947
   Proceeds from exercise of stock options......................................          838              447
                                                                                  -----------      -----------

Net cash provided by financing activities.......................................       10,746            5,894
                                                                                  -----------      -----------

Net increase in cash and cash equivalents.......................................          453              882
Cash and cash equivalents at beginning of period................................          599            2,435
                                                                                  -----------      -----------

Cash and cash equivalents at end of period......................................  $     1,052      $     3,317
                                                                                  ===========      ===========
Supplemental Cash Flow Information:

Cash paid during the period for interest........................................  $       125      $       100
                                                                                  ===========      ===========




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

NOTE 2.  Note Payable

     The Company refinanced its $2,500,000 note payable in the second quarter of 2001. Under the terms of its note payable, the Company makes monthly interest-only payments at an annual rate of 6.753%, with principal due in June 2002. The Company maintained investments with an approximate market value of $2,779,000 at the bank as collateral for the note payable as of June 30, 2001.

NOTE 3.  Stockholders' Equity

     The changes in stockholders' equity from December 31, 2000 to June 30, 2001 are summarized as follows (in thousands):


                                                                             Accumulated
                                             Common Stock                       Other                       Total
                                          ------------------    Additional     Compre-                     Stock-
                                            Number               Paid-in       hensive       Accumulated   holders'
                                          of Shares   Amount     Capital        Income         Deficit      Equity
                                          ---------  -------   -----------   ------------    -----------   --------
Balance at December 31, 2000..............  32,393    $  65      $168,967       $    9        $(157,568)    $11,473
   Exercise of stock options and
     compensation expense on
     option grants and stock awards.......     415        1         1,065           --               --       1,066
   Convertible preferred stock issued.....      --       --         9,908           --               --       9,908
   Dividends on preferred stock...........      --       --            --           --              (62)        (62)
   Comprehensive loss:
         Net loss.........................      --       --            --           --           (5,665)     (5,665)
         Carrying value adjustment........      --       --            --           (3)              --          (3)
                                            ------    -----      --------       ------        ---------     -------
   Total comprehensive loss...............      --       --            --           --               --      (5,668)
                                            ------    -----      --------       ------        ---------     -------

Balance at June 30, 2001..................  32,808    $  66      $179,940       $    6        $(163,295)    $16,717
                                            ======    =====      ========       ======        =========     =======


     In May 2001, the Company increased the number of its authorized common shares to 75,000,000.

                               GENAERA CORPORATION

                    NOTES TO FINANCIAL STATEMENTS (Unaudited)

--------------------------------------------------------------------------------

NOTE 4. Preferred Stock

     The Company's certificate of incorporation provides the board of directors the power to issue shares of preferred stock without stockholder approval. This preferred stock could have voting rights, including voting rights that could be superior to that of the Company's common stock, and the board of directors has the power to determine these voting rights. As of June 30, 2001, the Company's board of directors has designated 80,000 shares of preferred stock as Series A redeemable convertible preferred stock (the "Series A Preferred Stock") and, as of April 18, 2001, 10,000 shares of preferred stock as Series B convertible preferred stock (the "Series B Preferred Stock").

     In connection with an agreement with Genentech, Inc. (see "Note 5. Collaboration Agreements"), 888 shares of Series A Preferred Stock are issued and outstanding as of June 30, 2001. Preferred dividends of $106,000 have been accrued as of June 30, 2001 on the Series A Preferred Stock.

     In April 2001, MedImmune, Inc. ("MedImmune") purchased 10,000 shares of the Company's Series B Preferred Stock for $10,000,000 in connection with the execution of a related collaboration agreement (See "Note 5. Collaboration Agreements"). Prior to April 19, 2006, the Series B Preferred Stock is convertible, in whole or in part, at the holder's option, into shares of the Company's common stock at a conversion rate of 200 shares of common stock for each share of Series B Preferred Stock. The maximum aggregate number of common shares issued upon a conversion of all of the shares of Series B Preferred Stock before April 19, 2006 shall be 2,000,000 shares. The Series B Preferred Stock is convertible after April 19, 2006, in whole or in part, at the Company's or holder's option, into shares of the Company's common stock at a conversion rate determined by dividing the original issue price of $1,000 per share by the lesser of (i) $5.00 or (ii) the 20-day average closing price of the common stock as of the conversion date (the "Post-April 19, 2006 Conversion Rate"). However, the Company may not exercise its option to convert if the closing price of the common stock is less than $2.15 per share on the day prior to notice of conversion. In addition, the Series B Preferred Stock shall be automatically convertible at any time in the event of a merger, consolidation or sale of substantially all of the assets of the Company (a "Merger Event"), at the Post-April 19, 2006 Conversion Rate. The maximum aggregate number of common shares issued upon conversion of all of the shares of Series B Preferred Stock after April 19, 2006 or at any time as a result of a Merger Event shall be 4,642,741 shares of common stock. The Series B Preferred Stock may also be redeemed, in whole or in part, at any time at the Company's option at a cash redemption price of $1,000 per share plus accrued and unpaid cumulative dividends to the date of redemption. Holders of the Series B Preferred Stock have no rights to dividends other than the right to participate in any dividends that may be declared on the Company's common stock. With respect to liquidation and dividend rights, the Series B Preferred Stock ranks senior to the Company's common stock and junior to the Company's Series A Preferred Stock. In the event of any liquidation, dissolution or winding up of the Company, the Series B Preferred Stock has a liquidation preference of $1,000 per share plus accumulated and unpaid cumulative dividends to the date of liquidation. Holders of the Series B Preferred Shares have limited voting rights and generally do not have the right to vote on matters submitted to the holders of the Company's common stock. See "Note 6. Commitments, Contingencies, and Other Matters" for the effect of this transaction on the amount payable to Abbott.

NOTE 5.  Collaboration Agreements

     In December 2000, Genentech provided notice to the Company of its election to terminate the research, development, and commercialization collaboration agreement covering the Company's IL-9 antibody development program and related respiratory technology (the "Genentech Agreement").

                               GENAERA CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (Unaudited)

--------------------------------------------------------------------------------

     In April 2001, Genentech and the Company executed a settlement agreement pursuant to which all licensed technology under the Genentech Agreement was returned to the Company. At that time, certain development expenditures owed to the Company by Genentech were settled by the return to the Company and cancellation of 300 shares of Series A Preferred Stock previously issued to Genentech in exchange for $300,000. This $300,000 was accounted for as a reduction to research and development expenses for the three- and six-month periods ended June 30, 2001.

     In April 2001, the Company entered into a research collaboration and licensing agreement with MedImmune to develop and commercialize antibodies or recombinant molecules against IL-9 to prevent symptoms of asthma and other respiratory diseases. The companies also will collaborate on the creation of specific assays and respiratory disease models for use in assessing product candidates developed by MedImmune. MedImmune will be responsible for development, manufacturing, clinical testing, and marketing of any resulting product. MedImmune is expected to fund at least $2,500,000 for research and development activities at the Company over the next two years, which will be recognized on a straight-line basis over the two-year period. For the three- and six-month periods ended June 30, 2001, the Company received $312,500 in such payments and recognized $250,000 in revenue related to this agreement. The Company could receive up to $55,000,000 based on the successful completion of future milestones, plus royalties on any product resulting from this agreement.

NOTE 6. Commitments, Contingencies and Other Matters

Manufacturing Agreement

     In January 1999 and prior, the Company entered into several agreements with Abbott Laboratories providing for the purchase of approximately $10,000,000 of bulk drug substance to be used in the manufacturing process for LOCILEX(TM) Cream. As FDA approval of LOCILEX(TM) Cream did not occur, the Company renegotiated this agreement with Abbott in September 1999, paying Abbott $4,200,000 at that time and receiving partial delivery of material. An additional $3,400,000 was due to Abbott and payable if the Company receives in excess of $10,000,000 of additional funds (as defined in the agreement) in any year beginning in 2000, in which case the Company must pay 15% of such excess over $10,000,000 to Abbott. The Company recorded this conditional obligation as a liability in 1999 at its then present value. As a result of the Company's financing activities for the year ended December 31, 2000 and other cash inflows, $1,392,000 of this liability was payable and paid to Abbott on March 1, 2001. As a result of the Company's financing activities through June 30, 2001 (see Notes 4 and 5), $301,000 of this liability becomes payable to Abbott on March 1, 2002 and thus has been included in current liabilities at June 30, 2001. The remaining amount is included in long-term liabilities as of June 30, 2001.

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

     In April 2001, the Company entered into a research collaboration and licensing agreement and a preferred stock purchase agreement with MedImmune under which the Company received $10,312,500. After considering this investment, and in the absence of raising additional funds or significantly reducing expenses, the Company believes it will have sufficient resources to sustain operations through 2002. The Company regularly explores alternative means of financing its operations and seeks funding through

                               GENAERA CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (Unaudited)

--------------------------------------------------------------------------------

various sources, including public and private securities offerings and collaborative arrangements with third parties. The Company currently does not have any commitments to obtain additional funds and may be unable to obtain sufficient funding in the future on acceptable terms, if at all. If the Company cannot obtain funding, it will need to delay, scale back or eliminate research and development programs or enter into collaborations with third parties to commercialize potential products or technologies that it might otherwise seek to develop or commercialize independently, or seek other arrangements. If the Company engages in collaborations, it will receive lower consideration upon commercialization of such products than if it had not entered into such arrangements or if it entered into such arrangements at later stages in the product development process.

NOTE 7. Common Stock Options

     In May 2001, the stockholders approved an amendment to the Company's Amended 1998 Equity Compensation Plan to increase the number of shares of common stock issuable thereunder to 3,500,000 shares.

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

     We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You are advised, however, to consult any further disclosures we make on related subjects in our filings with the U.S. Securities and Exchange Commission. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

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

If We Do Not Raise Additional Capital, We May Not Be Able to Continue Our Research and Development Programs and May Never Commercialize Any Products.

     We maintained cash and investments of $22.7 million at June 30, 2001. At June 30, 2001, we had current liabilities of $4.8 million and long-term liabilities of $1.8 million. In April 2001, we entered into a research collaboration and licensing agreement and a preferred stock purchase agreement with MedImmune, Inc. pursuant to which we received $10.3 million. After considering this investment, and in the absence of raising additional funds or significantly reducing expenses, we believe we will have sufficient resources to sustain operations through 2002. We will need to raise substantial additional funds in the future to continue our research and development programs and to commercialize our potential products. If we are unable to raise such funds, we may be unable to complete our development activities for any of our proposed products.

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

We Expect to Continue to Incur Substantial Losses.

     To date, we have engaged primarily in the research and development of drug candidates. We have not generated any revenues from product sales and have incurred losses in each year since our inception. As of June 30, 2001, we had an accumulated deficit of approximately $163.3 million.

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

If We Do Not Develop and Maintain Relationships With Contract Manufacturers, We May Not Successfully Commercialize Our Products.

     We currently do not have the resources, facilities, or technical capabilities to manufacture any of our proposed products in the quantities and quality required for commercial sale. We have no plans to establish a manufacturing facility. We expect to depend upon contract manufacturers for commercial scale manufacturing of our proposed products in accordance with regulatory standards. For example, we are currently working with outside contractors for the chemical production of squalamine. This dependence on contract manufacturers may restrict our ability to develop and deliver products on a timely, profitable and competitive basis especially because the number of companies capable of producing our proposed products is limited. Furthermore, production of squalamine and other proposed products will require significant expenditure by us. We may be unable to maintain arrangements with qualified outside contractors to manufacture materials at costs that are affordable to us, if at all.

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

     Certain of our exclusive rights to patents and patent applications are governed by contract. Generally, these contracts require that we pay royalties on sales of any products that are covered by patent claims. If we are unable to pay the royalties, we may lose our patent rights. Additionally, some of these agreements also require that we develop the licensed technology under certain timelines. If we do not adhere to an acceptable schedule of commercialization, we may lose our rights.

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

     If our common stock were delisted and determined to be a "penny stock," a broker-dealer may find it more difficult to trade our common stock and an investor may find it more difficult to acquire or dispose of our common stock in the secondary market.

The Exercise of Options and Warrants and Other Issuances of Shares Could Have a Dilutive Effect on Our Stock Price.

     As of June 30, 2001, there were outstanding options to purchase an aggregate of approximately 3,261,000 shares of our common stock at prices ranging from $1.03 per share to $16.75 per share, of which approximately 1,713,000 were exercisable as of such date. Warrants to purchase 229,739 shares of our common stock, currently exercisable at $8.00 per share, and warrants to purchase an aggregate of 1,253,946 shares of our common stock, currently exercisable from $5.05 to $6.68 per share, and subject to adjustment with future offerings also were outstanding at June 30, 2001. In addition, in connection with our private placement in August 2000, we issued warrants to purchase an aggregate of 167,166 shares of our common stock, currently exercisable at $3.50 per share, and subject to adjustment under certain circumstances. Exercise of options and warrants at prices below the market price of our common stock could adversely affect the price of our common stock. Additional dilution may result from the issuance of shares in connection with collaborations or manufacturing arrangements or in connection with other financing efforts.

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

Results of Operations

     Revenues

     We have received no revenues from product sales. Revenues in prior periods have consisted principally of revenues recognized under collaborations with corporate partners. In April 2001, we entered into a research collaboration and licensing agreement with MedImmune to develop and commercialize antibodies or recombinant molecules against IL-9 to prevent symptoms of asthma and other respiratory diseases. MedImmune will fund at least $2.5 million for our research and development activities over the next two years. For the three- and six-month periods ended June 30, 2001, we recognized $250,000 in revenue related to this agreement.


     Research and Development Expenses

     Research and development expenses decreased in the three-month period ended June 30, 2001 as compared to the same period in 2000 due to a nonrecurring research and development reimbursement amounting to $300,000 received from Genentech in the second quarter of 2001. Research and development expenses increased in the six-month period ended June 30, 2001 as compared to the same period in 2000, due to additional squalamine clinical and manufacturing efforts as well as preclinical and development activity in our mucoregulator, IL-9 and produlestan programs partially offset by the Genentech reimbursement.

     The level of research and development expenses in future periods will depend principally upon the progress of our research and development programs and our capital resources.

     General and Administrative Expenses

     General and administrative expenses have increased for the three- and six-month periods ended June 30, 2001 as compared to the same period in 2000 due principally to increases in personnel related to general corporate activities.


     Other Income and Expense

     Other income and expense is primarily comprised of interest income generated from cash and investments, net of interest expense related to the note payable. Interest income for the three- and six-month periods ended June 30, 2001 increased as compared to the same period in 2000 due to higher investment balances during 2001. Interest expense for the three- and six-month periods ended June 30, 2001 decreased as compared to the same period in 2000 due to our no longer recognizing additional interest expense on the long-term obligation to Abbott Laboratories as the obligation is now recorded at its face value.


     Net Loss

     Our goal is to conduct significant research, pre-clinical development, clinical testing and manufacturing activities over the next several years. We expect that these activities, together with projected general and administrative expenses, will result in continued and significant losses.


Financial Condition, Liquidity And Capital Resources

     Cash and investments were $22.7 million at June 30, 2001 as compared to $19.0 million at December 31, 2000. The primary use of cash was to finance our operations.

     Since inception, we have funded our operations primarily from the net proceeds of public and private placements of securities, including:

     . $17,080,000 raised from our initial public offering in December 1991;
     . $21,469,000 raised from a public offering completed in February 1993;
     . $18,023,000 raised from a private placement completed in October 1993; . $32,627,000 raised from a public offering completed in August 1995;
     . $11,932,000 raised from a private placement completed in August 1996;
     . $19,172,000 raised from a public offering completed in December 1997;
     . $ 2,000,000 raised from a private placement completed in December 1998; . $ 3,915,000 raised from a public offering completed in October 1999;
     . $ 5,447,000 raised from a private placement completed in May 2000;
     . $11,678,000 raised from a private placement completed in August 2000;
     . $   688,000 raised from a private placement completed in December 2000;
       and
     . $ 9,908,000 raised from a private placement completed in April 2001.


     In addition to the above, we have funded our operations from collaboration contract and grant revenues, interest income and lease and debt financing.

     Current liabilities decreased $1.2 million to $4.8 million at June 30, 2001 from December 31, 2000 due to the payment of our short-term obligation to Abbott in the first quarter of 2001. Long-term liabilities decreased at June 30, 2001 from December 31, 2000 due to the reclassification of a portion of the Abbott obligation from long-term to short-term as a result of our MedImmune transaction in April 2001.

     Under the terms of our $2.5 million note payable, we make monthly interest-only payments at an annual rate of 6.753%, with principal due in June 2002. We maintain investments of $2.8 million as collateral for the note payable.

     In April 2001, we entered into a research collaboration and licensing agreement and a preferred stock purchase agreement with MedImmune pursuant to which we received $10.3 million. After considering this investment, and in the absence of raising additional funds or significantly reducing expenses, we believe we will have sufficient resources to sustain operations through 2002.

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

     Our capital expenditure requirements will depend upon numerous factors, including the progress of our research and development programs, the time and cost required to obtain regulatory approvals, our ability to enter into additional collaborative arrangements, the demand for products based on our technology, if and when such products are approved, and possible acquisitions of products, technologies and companies. We had no significant capital commitments as of June 30, 2001.

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

     As of June 30, 2001, our portfolio investments consisted of $1.1 million in cash and $21.6 million in U.S government debt instruments having a maturity of less than one year. Due to the nature of our investment portfolio, management believes that a sudden change in interest rates would not have a material effect on the value of the portfolio. Management estimates that if the average annualized yield of our investments had decreased by 100 basis points, our interest income for the six months ended June 30, 2001 would have decreased by approximately $101,000. This estimate assumes that the decrease occurred on the first day of 2001 and reduced the annualized yield of each investment instrument by 100 basis points. The impact on our future interest income will depend largely on the gross amount of our investment portfolio.

     We do not currently have any significant direct foreign currency exchange rate risk.

PART II - OTHER INFORMATION

     ITEM 1. LEGAL PROCEEDINGS

         We are not a party to any material litigation.

     ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         In April 2001, we issued 10,000 shares of Series B convertible preferred stock to MedImmune, Inc. for an aggregate purchase price of $10,000,000. The issuance of the preferred stock was exempt from registration pursuant to section 4(2) of the Securities Act of 1993, as amended. Prior to April 19, 2006, the Series B Preferred Stock is convertible, in whole or in part, at the holder's option, into shares of the Company's common stock at a conversion rate of 200 shares of common stock for each share of Series B Preferred Stock. The maximum aggregate number of common shares issued upon a conversion of all of the shares of Series B Preferred Stock before April 19, 2006 shall be 2,000,000 shares. The Series B Preferred Stock is convertible after April 19, 2006, in whole or in part, at the Company's or holder's option, into shares of the Company's common stock at a conversion rate determined by dividing the original issue price of $1,000 per share by the lesser of (i) $5.00 or (ii) the 20-day average closing price of the common stock as of the conversion date (the "Post-April 19, 2006 Conversion Rate"). However, the Company may not exercise its option to convert if the closing price of the common stock is less than $2.15 per share on the day prior to notice of conversion. In addition, the Series B Preferred Stock shall be automatically convertible at any time in the event of a merger, consolidation or sale of substantially all of the assets of the Company (a "Merger Event"), at the Post-April 19, 2006 Conversion Rate. The maximum aggregate number of common shares issued upon conversion of all of the shares of Series B Preferred Stock after April 19, 2006 or at any time as a result of a Merger Event shall be 4,642,741 shares of common stock. We prepared and filed a registration statement with the SEC, which was declared effective on August 2, 2001, corresponding to the maximum 2,000,000 shares of common stock issuable upon conversion of the preferred shares prior to April 19, 2006. We granted MedImmune certain "demand" and "piggy-back" registration rights with respect to the additional shares of common stock issuable upon conversion of the preferred shares after that date. We intend to use the proceeds to fund both ongoing and planned research and development activities and working capital to be used for general corporate purposes.

     ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 16, 2001, we held our Annual Meeting of Shareholders (the "Annual Meeting"). Proxies were solicited for the Annual Meeting pursuant to Regulation 14 of the Securities Exchange Act of 1934. At the Annual Meeting, the shareholders elected eight directors for one-year terms, amended our Certificate of Incorporation, and amended our 1998 Equity Compensation Plan.

         A) In the election of directors, the number of shares voted was as follows:

                                                Votes For        Votes Withheld
                                                ---------        --------------
               Michael R. Dougherty            24,677,198           2,025,411
               Bernard Canavan, M.D.           24,678,943           2,023,666
               R. Frank Ecock                  24,679,343           2,023,266
               Zola P. Horovitz, Ph.D.         24,675,943           2,026,666
               Roy C. Levitt, M.D.             24,680,168           2,022,441
               Charles A. Sanders, M.D.        24,674,998           2,027,611
               Robert F. Shapiro               24,675,118           2,027,491
               James B. Wyngaarden, M.D.       24,672,923           2,029,686

         B) In the adoption of an amendment to Genaera Corporation's Certificate of Incorporation increasing the number of authorized shares of Common Stock by 30,000,000 shares from 45,000,000 shares to 75,000,000 shares, the number of shares voted was as follows:

                For              Against              Withheld
                ---              -------              --------
             23,885,718        2,790,851               26,040

         C) In the adoption of an amendment to Genaera Corporation's Amended 1998 Equity Compensation Plan (formerly Magainin Pharmaceuticals Inc. 1998 Equity Compensation Plan) to increase the number of shares of Genaera Common Stock issuable thereunder by 2,000,000 shares from 1,500,000 shares to 3,500,000 shares, the number of shares voted was as follows:

                For              Against              Withheld
                ---              -------              --------
             12,406,336        2,348,578               53,175

ITEM 5. OTHER INFORMATION

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

    None.

  (b) Reports on Form 8-K

    We filed a Current Report on Form 8-K on April 19, 2001 regarding MedImmune, Inc.'s announcement about an agreement with Genaera to develop products targeting respiratory disease.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      GENAERA CORPORATION



Date: August 13, 2001              By: /s/ Christopher P. Schnittker
                                      ------------------------------------
                                      Christopher P. Schnittker
                                      Vice President and Chief Financial Officer