Form 10-Q
period 2001-09-30
GENAERA CORP
filed 2001-11-02
CIK 880431

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

               For the Quarterly Period Ended September 30, 2001.

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [_]

     The number of outstanding shares of the Registrant's Common Stock, par value $.002 per share, on November 1, 2001 was 32,859,386.

================================================================================

                               GENAERA CORPORATION
                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

                                TABLE OF CONTENTS

                                                                                                          Page
                                                                                                          ----
PART I    -       FINANCIAL INFORMATION

   Item 1. Financial Statements (unaudited):

                  Balance Sheets as of September 30, 2001 and December 31, 2000.......................      3

                  Statements of Operations for the three- and nine-month periods ended

                           September 30, 2001 and 2000 ...............................................      4

                  Statements of Cash Flows for the nine-month periods ended

                           September 30, 2001 and 2000 ...............................................      5

                  Notes to Financial Statements ......................................................      6

   Item 2. Management's Discussion and Analysis of Financial Condition

                  and Results of Operations ..........................................................     10

   Item 3. Quantitative and Qualitative Disclosures about Market Risk ................................     20



PART II   -       OTHER INFORMATION

   Item 1. Legal Proceedings .........................................................................     20

   Item 2. Changes in Securities and Use of Proceeds .................................................     20

   Item 3. Defaults Upon Senior Securities ...........................................................     20

   Item 4. Submission of Matters to a Vote of Security Holders .......................................     20

   Item 5. Other Information .........................................................................     20

   Item 6. Exhibits and Reports on Form 8-K ..........................................................     20



SIGNATURES ...........................................................................................     21

PART I - FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

                               GENAERA CORPORATION
                                 BALANCE SHEETS
                  (Amounts in thousands, except per share data)


                                                                                     September 30, 2001   December 31, 2000
                                                                                     ------------------   -----------------
                                                                                         (Unaudited)

                                                    ASSETS

Current assets:
   Cash and cash equivalents ............................................................. $   1,954         $     599
   Short-term investments (NOTE 2) .......................................................    18,025            18,434
   Prepaid expenses and other ............................................................       300               345
                                                                                            --------         ---------

     Total current assets ...............................................................     20,279            19,378

Fixed assets, net ........................................................................     1,233             1,144
Other assets .............................................................................       164               179
                                                                                            --------         ---------

       Total assets ...................................................................... $  21,676         $  20,701
                                                                                            ========         =========

                                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses ................................................. $   3,031         $   2,093
   Note payable (NOTE 2) .................................................................     2,500             2,500
   Accrued development expense - short-term (NOTE 6) .....................................       401             1,392
                                                                                            --------         ---------

     Total current liabilities ...........................................................     5,932             5,985

Accrued development expense - long-term (NOTE 6) .........................................     1,608             1,967
Other liabilities ........................................................................        90                43

Redeemable convertible preferred stock (liquidation value of $1,014 and $1,233
 at September 30, 2001 and December 31, 2000, respectively) (NOTE 4) .....................     1,014             1,233

Commitments, contingencies and other matters (NOTE 6) ....................................

Stockholders' equity (NOTE 3):
Preferred stock - $.001 par value; 9,211 shares authorized; 0.9 and 1.2 shares issued and outstanding as Series A redeemable convertible preferred stock at
    September 30, 2001 and December 31, 2000, respectively; 10.0 shares issued and outstanding as Series B convertible preferred stock at September
    30, 2001 (liquidation value of $10,000); none issued at December 31, 2000............         --                --
Common stock - $.002 par value; 75,000 shares authorized;
    32,859 and 32,393 shares issued and outstanding at September 30, 2001 and
    December 31, 2000, respectively ...................................................           66                65
Additional paid-in capital ..............................................................    179,984           168,967
Accumulated other comprehensive income - unrealized gain on investments .................         45                 9
Accumulated deficit .....................................................................   (167,063)         (157,568)
                                                                                            ---------        ---------

     Total stockholders' equity .........................................................     13,032            11,473
                                                                                            --------         ---------

       Total liabilities and stockholders' equity .......................................  $  21,676         $  20,701
                                                                                            ========         =========

                 See accompanying notes to financial statements.

                               GENAERA CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                  (Amounts in thousands, except per share data)


                                                       Three Months Ended                Nine Months Ended
                                                          September 30,                    September 30,
                                                   --------------------------       --------------------------
                                                      2001            2000             2001            2000
                                                      ----            ----             ----            ----

Collaborative research agreement revenues .......  $       315    $        --       $       565    $        --
                                                   -----------    -----------       -----------    -----------

Costs and expenses:
   Research and development .....................        3,461          2,820             8,016          7,222
   General and administrative ...................          755            578             2,478          1,642
                                                   -----------    -----------       -----------    -----------
                                                         4,216          3,398            10,494          8,864
                                                   -----------    -----------       -----------    -----------
Loss from operations ............................       (3,901)        (3,398)           (9,929)        (8,864)
Interest income .................................          197            269               713            564
Interest expense ................................          (44)          (180)             (197)          (489)
                                                   -----------    -----------       -----------    -----------

Net loss ........................................       (3,748)        (3,309)           (9,413)        (8,789)
Dividends on preferred stock ....................           20             16                82             23
                                                   -----------    -----------       -----------    -----------

Net loss applicable to common stockholders ......  $    (3,768)   $    (3,325)      $    (9,495)   $    (8,812)
                                                   ===========    ===========       ===========    ===========

Net loss applicable to common stockholders
         per share -- basic and diluted .........  $     (0.11)   $     (0.11)      $     (0.29)   $     (0.31)
                                                   ===========    ===========       ===========    ===========

Weighted average shares outstanding --
         basic and diluted ......................       32,841         30,328            32,660         28,363
                                                   ===========    ===========       ===========    ===========


                 See accompanying notes to financial statements.

                               GENAERA CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Amounts in thousands)

                                                                                      Nine Months Ended September 30,
                                                                                      -------------------------------
                                                                                           2001              2000
                                                                                       -----------      -----------
Cash Flows From Operating Activities:
   Net loss .......................................................................    $    (9,413)     $    (8,789)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization ................................................            647              687
     Amortization of investment discounts/premiums ................................           (537)            (422)
     Compensation expense on option grants and equity awards ......................            261              146
     Receipt and retirement of Series A redeemable convertible preferred stock ....           (300)              --
   Changes in operating assets and liabilities:
     (Increase) decrease in prepaid expenses and other ............................             60             (150)
     Increase in accounts payable and accrued expenses ............................            938            1,372
     Increase (decrease) in accrued development expenses ..........................         (1,350)             338
     Increase (decrease) in other liabilities .....................................             47               (7)
                                                                                       -----------      -----------

Net cash used in operating activities ..........................................            (9,647)          (6,825)
                                                                                       -----------      -----------
Cash Flows From Investing Activities:
   Purchases of investments .......................................................        (30,198)         (28,144)
   Proceeds from maturities of investments ........................................         31,179           15,775
   Capital expenditures ...........................................................           (736)            (148)
                                                                                       -----------      -----------

Net cash provided by (used in) investing activities ...............................            245          (12,517)
                                                                                       -----------      ------------
Cash Flows From Financing Activities:
   Proceeds from issuance of Series A redeemable convertible preferred stock ......             --              500
   Net proceeds from issuance of Series B convertible preferred stock .............          9,908               --
   Net proceeds from issuance of common stock .....................................             --           16,625
   Proceeds from exercise of stock options ........................................            849              448
                                                                                       -----------      -----------

Net cash provided by financing activities .........................................         10,757           17,573
                                                                                       -----------      -----------

Net increase in cash and cash equivalents .........................................          1,355           (1,769)
Cash and cash equivalents at beginning of period ..................................            599            2,435
                                                                                       -----------      -----------

Cash and cash equivalents at end of period ........................................    $     1,954      $       666
                                                                                       ===========      ===========
Supplemental Cash Flow Information:

Cash paid during the period for interest ..........................................    $       160      $       148
                                                                                       ===========      ===========



                See accompanying notes to financial statements.

                              GENAERA CORPORATION
                    NOTES TO FINANCIAL STATEMENTS(Unaudited)


--------------------------------------------------------------------------------

NOTE 1.  Basis of Presentation

     The accompanying financial statements of Genaera Corporation ("Genaera" or the "Company") are unaudited and have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") for interim financial statements. The December 31, 2000 balance sheet was derived from audited financial statements, however, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to SEC rules and regulations. The Company believes that the financial statements include all adjustments of a normal and recurring nature necessary to present fairly the results of operations, financial position, changes in stockholders' equity and cash flows for the periods presented. Results of operations for interim periods are not necessarily indicative of those to be achieved for full fiscal years. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. There have been no material changes in accounting policies from those stated in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

NOTE 2.  Note Payable

     The Company refinanced its $2,500,000 note payable in the second quarter of 2001. Under the terms of its note payable, the Company makes monthly interest-only payments at an annual rate of 6.753%, with principal due in June 2002. The Company maintained investments with an approximate market value of $2,773,000 at the bank as collateral for the note payable as of September 30, 2001.

NOTE 3.  Stockholders' Equity

     The changes in stockholders' equity from December 31, 2000 to September 30, 2001 are summarized as follows (in thousands):


                                                                            Accumulated
                                             Common Stock                      Other                   Total
                                           -----------------   Additional     Compre-                  Stock-
                                            Number              Paid-in       hensive    Accumulated   holders'
                                           of Shares  Amount    Capital       Income       Deficit     Equity
                                           ---------  ------    -------       ------       -------     ------

Balance at December 31, 2000 .............  32,393    $  65     $168,967      $    9      $(157,568)   $11,473
   Exercise of stock options and
     compensation expense on
     option grants and stock awards ......     466        1        1,109          --             --      1,110
   Convertible preferred stock issued ....      --       --        9,908          --             --      9,908
   Dividends on preferred stock ..........      --       --           --          --            (82)       (82)
   Comprehensive loss:
         Net loss ........................      --       --           --          --         (9,413)    (9,413)
         Carrying value adjustment .......      --       --           --          36             --         36
                                           -------    -----     --------      ------     ----------    --------
         Total comprehensive loss ........      --       --           --          --             --     (9,377)
                                           -------    -----     --------      ------     ----------    --------

Balance at September 30, 2001 ............  32,859    $  66     $179,984      $   45     $ (167,063)   $13,032
                                           =======    =====     ========      ======     ==========    ========

     In May 2001, the Company increased the number of shares of its authorized common stock to 75,000,000 shares.

                               GENAERA CORPORATION

                    NOTES TO FINANCIAL STATEMENTS(Unaudited)

--------------------------------------------------------------------------------

NOTE 4. Preferred Stock

     The Company's certificate of incorporation provides the board of directors the power to issue shares of preferred stock without stockholder approval. This preferred stock could have voting rights, including voting rights that could be superior to that of the Company's common stock, and the board of directors has the power to determine these voting rights. As of September 30, 2001, the Company's board of directors has designated 80,000 shares of preferred stock as Series A redeemable convertible preferred stock (the "Series A Preferred Stock") and 10,000 shares of preferred stock as Series B convertible preferred stock (the "Series B Preferred Stock").

     In connection with an agreement with Genentech, Inc. (see "Note 5. Collaboration Agreements"), 888 shares of Series A Preferred Stock are issued and outstanding as of September 30, 2001. Preferred dividends of $126,000 have been accrued as of September 30, 2001 on the Series A Preferred Stock.

     In April 2001, MedImmune, Inc. ("MedImmune") purchased 10,000 shares of the Company's Series B Preferred Stock for $10,000,000 in connection with the execution of a related collaboration agreement (see "Note 5. Collaboration Agreements"). Prior to April 19, 2006, the Series B Preferred Stock is convertible, in whole or in part, at the holder's option, into shares of the Company's common stock at a conversion rate of 200 shares of common stock for each share of Series B Preferred Stock. The maximum aggregate number of common shares issued upon a conversion of all of the shares of Series B Preferred Stock before April 19, 2006 is 2,000,000 shares. The Series B Preferred Stock is convertible after April 19, 2006, in whole or in part, at the Company's or holder's option, into shares of the Company's common stock at a conversion rate determined by dividing the original issue price of $1,000 per share by the lesser of (i) $5.00 or (ii) the 20-day average closing price of the common stock as of the conversion date (the "Post-April 19, 2006 Conversion Rate"). However, the Company may not exercise its option to convert if the closing price of the common stock is less than $2.15 per share on the day prior to notice of conversion. In addition, the Series B Preferred Stock shall be automatically convertible at any time in the event of a merger, consolidation or sale of substantially all of the assets of the Company (a "Merger Event"), at the Post-April 19, 2006 Conversion Rate. The maximum aggregate number of common shares issued upon conversion of all of the shares of Series B Preferred Stock after April 19, 2006 or at any time as a result of a Merger Event is 4,642,741 shares of common stock. The Series B Preferred Stock may also be redeemed, in whole or in part, at any time at the Company's option at a cash redemption price of $1,000 per share plus accrued and unpaid cumulative dividends to the date of redemption. Holders of the Series B Preferred Stock have no rights to dividends other than the right to participate in any dividends that may be declared on the Company's common stock. With respect to liquidation and dividend rights, the Series B Preferred Stock ranks senior to the Company's common stock and junior to the Company's Series A Preferred Stock. In the event of any liquidation, dissolution or winding up of the Company, the Series B Preferred Stock has a liquidation preference of $1,000 per share plus accrued and unpaid cumulative dividends to the date of liquidation. Holders of the Series B Preferred Shares have limited voting rights and generally do not have the right to vote on matters submitted to the holders of the Company's common stock. See "Note 6. Commitments, Contingencies and Other Matters" for the effect of this transaction on the Company's amount payable to Abbott Laboratories.

NOTE 5. Collaboration Agreements

     In December 2000, Genentech provided notice to the Company of its election to terminate the research, development, and commercialization collaboration agreement covering the Company's IL-9 antibody development program and related respiratory technology (the "Genentech Agreement").

                               GENAERA CORPORATION

                    NOTES TO FINANCIAL STATEMENTS(Unaudited)

--------------------------------------------------------------------------------


     In April 2001, Genentech and the Company executed a settlement agreement pursuant to which all licensed technology under the Genentech Agreement was returned to the Company. At that time, $300,000 in development expenditures owed to the Company by Genentech were settled by the return to the Company and cancellation of 300 shares of Series A Preferred Stock previously issued to Genentech. This $300,000 was accounted for as a reduction to research and development expenses for the nine-month period ended September 30, 2001.

     In April 2001, the Company entered into a research collaboration and licensing agreement with MedImmune to develop and commercialize antibodies or recombinant molecules against IL-9 to prevent symptoms of asthma and other respiratory diseases. The companies also will collaborate on the creation of specific assays and respiratory disease models for use in assessing product candidates developed by MedImmune. MedImmune will be responsible for development, manufacturing, clinical testing, and marketing of any resulting product. MedImmune is expected to fund at least $2,500,000 for research and development activities at the Company over the next two years (the "R&D Funding"), which will be recognized by the Company as revenues on a straight-line basis over the two-year period. In addition to the R&D Funding, MedImmune will also reimburse the Company for all external costs incurred by the Company in connection with the IL-9 research plan, which will be recognized by the Company as a reduction to research and development expenses. For the three and nine-month periods ended September 30, 2001, the Company recognized $315,000 and $565,000, respectively, as revenue related to the R&D Funding and $132,000 of external cost reimbursements The Company could receive up to $55,000,000 based on the successful completion of future milestones, plus royalties on any product resulting from this agreement.

NOTE 6. Commitments, Contingencies and Other Matters

Manufacturing Agreement

     In January 1999 and prior, the Company entered into several agreements with Abbott Laboratories providing for the purchase of approximately $10,000,000 of bulk drug substance to be used in the manufacturing process for LOCILEX(TM) Cream. As FDA approval of LOCILEX(TM) Cream did not occur, the Company renegotiated this agreement with Abbott in September 1999, paying Abbott $4,200,000 at that time and receiving partial delivery of material. An additional $3,400,000 was due to Abbott and payable if the Company receives in excess of $10,000,000 of additional funds (as defined in the agreement) in any year beginning in 2000, in which case the Company must pay 15% of such excess over $10,000,000 to Abbott. The Company recorded this conditional obligation as a liability in 1999 at its then present value. As a result of the Company's financing activities for the year ended December 31, 2000 and other cash inflows, $1,392,000 of this liability was payable and paid to Abbott on March 1, 2001. As a result of the Company's financing activities through September 30, 2001 (see Notes 4 and 5), $401,000 of this liability becomes payable to Abbott on March 1, 2002 and thus has been included in current liabilities at September 30, 2001. The remaining amount is included in long-term liabilities as of September 30, 2001.

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

                               GENAERA CORPORATION

                    NOTES TO FINANCIAL STATEMENTS(Unaudited)

--------------------------------------------------------------------------------


     In April 2001, the Company entered into a research collaboration and licensing agreement and a preferred stock purchase agreement with MedImmune under which the Company received $10,000,000. MedImmune is expected to fund at least $2,500,000 for research and development activities of the Company over the next two years, of which $625,000 has been received through September 30, 2001. After considering the MedImmune transaction, and in the absence of raising additional funds or significantly reducing expenses, the Company believes it will have sufficient resources to sustain operations through 2002. The Company regularly explores alternative means of financing its operations and seeks funding through various sources, including public and private securities offerings and collaborative arrangements with third parties. The Company currently does not have any commitments to obtain additional funds and may be unable to obtain sufficient funding in the future on acceptable terms, if at all. If the Company cannot obtain funding, it will need to delay, scale back or eliminate research and development programs or enter into collaborations with third parties to commercialize potential products or technologies that it might otherwise seek to develop or commercialize independently, or seek other arrangements. If the Company engages in collaborations, it will receive lower consideration upon commercialization of such products than if it had not entered into such arrangements or if it entered into such arrangements at later stages in the product development process.

NOTE 7. Common Stock Options

     In May 2001, the stockholders approved an amendment to the Company's Amended 1998 Equity Compensation Plan to increase the number of shares of common stock issuable thereunder to 3,500,000 shares.

NOTE 8. New Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board issued two statements as a result of its deliberations on the business combinations project, Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141, which eliminates the use of the pooling-of-interests method of accounting, will be effective for any business combinations initiated after June 30, 2001 and also includes the criteria for the recognition of intangible assets separately from goodwill. SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001 and will require that goodwill and certain intangibles not be amortized, but rather be subject to an impairment test at least annually. SFAS Nos. 141 and 142 are not expected to have a significant impact on the Company's financial position at adoption as the Company currently does not have any intangible assets or goodwill.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

     Our disclosure and analysis in this Quarterly Report on Form 10-Q contains some forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Such statements may include words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "hope," and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to present or anticipated scientific progress, development of potential pharmaceutical products, future revenues, capital expenditures, research and development expenditures, future financing and collaborations, personnel, manufacturing requirements and capabilities, the impact of new accounting pronouncements, and other statements regarding matters that are not historical facts or statements of current condition.

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

If We Do Not Raise Additional Capital, We May Not Be Able to Continue Our Research and Development Programs and May Never Commercialize Any Products.

     As of September 30, 2001, we had cash and investments of $20.0 million at September 30, 2001. We believe these resources are sufficient to sustain operations through 2002. We will need to raise substantial additional funds in the future to continue our research and development programs and to commercialize our potential products. If we are unable to raise such funds, we may be unable to complete our development activities for any of our proposed products.

     We regularly explore alternative means of financing our operations and seek funding through various sources, including public and private securities offerings and collaborative arrangements with third parties. We currently do not have any commitments to provide additional funds, and may be unable to obtain sufficient funding in the future on acceptable terms, if at all. If we cannot obtain funding, we will need to delay, scale back or eliminate research and development programs or enter into collaborations with third-parties to commercialize potential products or technologies that we might otherwise seek to develop or commercialize ourselves, or seek other arrangements. If we raise additional capital by issuing equity or securities convertible into equity, our stockholders may experience dilution and share prices may decline. Any debt financing may result in restrictions on spending or payment of dividends. If we engage in collaborations, we will receive lower consideration upon commercialization of such products than if we had not entered into such arrangements, or if we entered into such arrangements at later stages in the product development process.

We Expect to Continue to Incur Substantial Losses and May Never Generate Revenues or Become Profitable.

     To date, we have engaged primarily in the research and development of drug candidates. We have not generated any revenues from product sales and have incurred losses in each year since our inception. As of September 30, 2001, we had an accumulated deficit of approximately $167.1 million.

     Our proposed products are in a relatively early developmental stage and will require significant research, development and testing. We must obtain regulatory approvals for any proposed product prior to commercialization of the product. Our operations are also subject to various competitive and regulatory risks. As a result, we are unable to predict when or if we will achieve any product revenues or become profitable. We expect to experience substantial losses in the foreseeable future as we continue our research, development and testing efforts, which will cause us to have continued negative results of operations.

If We Do Not Obtain Required Regulatory Approvals, We Will Not Be Able to Commercialize Any of Our Product Candidates.

     Numerous governmental authorities, including the FDA in the United States, regulate our business and activities. Federal, state and foreign government agencies impose rigorous preclinical and clinical testing and approval requirements on our product candidates. In general, the process of obtaining government approval for pharmaceutical products is time consuming and costly.

     Governmental authorities may delay or deny the approval of any of our product candidates. In addition, governmental authorities may enact new legislation or regulations that could limit or restrict our efforts. A delay or denial of regulatory approval for any of our product candidates will materially affect our business. For example, in July 1999, we received notification from the FDA that our NDA for LOCILEX(TM) Cream had been deemed not approvable. LOCILEX(TM) Cream, a topical cream antibiotic for the treatment of infection in diabetic foot ulcers, was our lead product development candidate. As a result of the FDA's decision, near-term commercialization of LOCILEX(TM) Cream will not occur, and we will generate no revenues from LOCILEX(TM) Cream in the near future, if ever.

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

We Expect to Rely On Third Parties to Market Any Products We Develop and Expect to Rely On Third Parties in Connection With the Development of Our Products; If These Parties Do Not Perform as Expected, We May Never Sucessfully Commercialize Our Products.

     We do not have our own sales and marketing staff. In order to successfully develop and market our future products, we must enter into marketing and distribution arrangements with third parties. We also expect to delegate the responsibility for all, or a significant portion, of the development and regulatory approval for certain products to third parties. If these parties do not develop an approvable or marketable product or do not market a product successfully, we may never generate revenue or become profitable. Additionally, we may be unable to enter into successful arrangements with other parties for such products.

     We do not have control over the amount and timing of resources to be devoted to our products by our collaborative partners. Our collaborators may not place a high priority on their contractual arrangements with us. Collaborators may develop products independently or through third parties that could compete with our proposed products. For example, GlaxoSmithKline, a current collaborative partner, which entered into an agreement with us relating to the development of LOCILEX(TM), maintains a significant presence in the antibiotic area and currently sells a topical antibiotic product indicated for the treatment of certain skin infections. In addition, a collaborator may decide to end a relationship with us. For example, in December 2000, Genentech provided notice to us of its election to terminate the collaboration agreement covering the IL9 antibody development program and related respiratory technology.

     We also may decide to establish our own sales force to market and sell certain products. Although some members of our management have limited experience in marketing pharmaceutical products, we have no experience with respect to marketing our products. If we choose to pursue this alternative, we will need to spend significant additional funds and devote significant management resources and time to establish a successful sales force. This effort may not be successful. Moreover, because our financial resources are limited, our sales and marketing expenditures in this area would likely be modest compared to our competitors.

We Face Formidable Competition With Respect to the Products We are Seeking to Develop and the Recruitment of Highly Trained Scientific Personnel.

     The pharmaceutical industry is characterized by intense competition. Many companies, research institutions and universities are conducting research and development activities in our fields of interest. Some of these companies are currently involved in research and development activities focused on the pathogenesis of disease, and the competition among companies attempting to find genes responsible for disease is intense. In addition, we are aware that research on compounds derived from animal host-defense systems is being conducted by others. We also may face competition from companies using different or advanced techniques that could render our future products obsolete. Most of these entities have substantially greater financial, technical, manufacturing, marketing, distribution and other resources than we have.

     Many companies are working to develop and market products intended for the additional disease areas we are targeting, including cancer and asthma. A number of major pharmaceutical companies have significant franchises in these disease areas, and can be expected to invest heavily to protect and expand their interests. In the cancer field, anti-angiogenic agents are under development at a number of companies. In the asthma field, other biopharmaceutical companies also have reported the discovery of genes relating to asthma.

     Many of the companies developing or marketing competing products have significantly more experience in undertaking preclinical testing and human clinical trials of new or improved therapeutic products and obtaining regulatory approvals of such products. Some of these companies may be in advanced phases of clinical testing of various drugs that may be competitive with our proposed products.

     We expect technological developments in the biopharmaceutical field to occur at a rapid rate and expect competition to intensify as advances in this field are made. Accordingly, we must continue to devote substantial resources and efforts to research and development activities in order to maintain a competitive position in this field. Our efforts may not be successful.

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

We Depend On Our Intellectual Property And, If We are Unable to Protect Our Intellectual Property, Our Business May be Harmed.

     Patents

     Our success depends, in part, on our ability to develop and maintain a strong patent position for our products and technologies, both in the United States and other countries. As with most biotechnology and pharmaceutical companies, our patent position is highly uncertain and involves complex legal and factual questions. Without patent and other protections, other companies could offer substantially identical products for sale without incurring the sizeable development and testing costs that we have incurred. As a result, our ability to recover these expenditures and realize profits upon commercialization likely would be diminished.

     The process of obtaining patents can be time consuming and expensive. Even after significant expenditure, a patent may not issue. We can never be certain that we were the first to develop the technology or that we were the first to file a patent application for the particular technology because U.S. patent applications are maintained in secrecy by the U.S. Patent and Trademark Office until a patent issues, and publications in the scientific or patent literature concerning new technologies occur some time after actual discoveries of the technologies are made.

     We cannot be certain that:

     .    patents will issue from any of our patent applications;

     .    our patent rights will be sufficient to protect our technology;

     .    others will not design around the patented aspects of the technology;

     . our patents will not be successfully challenged or circumvented by our competitors; or

     . an adverse outcome in a suit challenging our patents would not subject us to significant liabilities to third parties, require rights to be licensed from third parties, or require us to cease using such technology.

     The cost of litigation related to patents can be substantial, regardless of the outcome.

     Other Intellectual Property

     In order to protect our proprietary technology and processes, we also rely on trade secrets and confidentiality agreements with our employees, consultants, outside scientific collaborators, and other advisors. We may find that these agreements will be breached, or that our trade secrets have otherwise become known or independently developed or discovered by our competitors.

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

     Potential Ownership Disputes

     Disputes may arise as to the ownership of our technology. Most of our research and development personnel previously worked at other biotechnology companies, pharmaceutical companies, universities, or research institutions. These entities may raise questions as to when technology was developed, and assert rights to the technology. These kinds of disputes have occurred in the past and were resolved. We may not prevail in any such disputes.

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

We are Subject to Potential Product Liability Claims That Could Result in Significant Costs.

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

     In both the United States and elsewhere, the availability of reimbursement from third-party payers, such as government health administration authorities, private health insurers and other organizations, can impact prescription pharmaceutical sales. These organizations are increasingly challenging the prices charged for medical products and services, particularly where they believe that there is only an incremental therapeutic benefit that does not justify the additional cost. If any of our products ever obtain marketing approval, coverage and reimbursement may not be available for these products, or, if available, may not be adequate. Without insurance coverage, many patients may be unable to afford our products, in which case sales of the product would be adversely affected.

     There also has been a trend toward government reforms intended to contain or reduce the cost of health care. In certain foreign markets, pricing or profitability of prescription pharmaceuticals is subject to government control. In the United States, there have been a number of federal and state proposals to implement similar government control. We expect this trend to continue, but we cannot predict the nature or extent of any reform that results. These reforms could adversely affect our ability to obtain financing for the continued development of our proposed products or market any of our products that are successfully developed. Furthermore, reforms could have a broader impact by limiting overall growth of health care spending, such as Medicare and Medicaid spending, which could also adversely affect our business.

The FDA Has Deemed Our NDA for LOCILEX(TM) Cream to Be Not Approvable, and the Product May Never be Approved.

     In July 1999, we received notification from the FDA that our NDA for LOCILEX(TM) Cream had been deemed not approvable. LOCILEX(TM) Cream, a topical cream antibiotic for the treatment of infection in diabetic foot ulcers, was our lead product development candidate. As a result of the FDA's decision, near-term commercialization of LOCILEX(TM) Cream will not occur, and we will generate no revenues from LOCILEX(TM) Cream in the near future, if ever.

     In order to again seek approval of LOCILEX(TM) Cream, the FDA has indicated that we must conduct further development activities, including clinical and manufacturing activities. As a result of its review of manufacturing of the cream product, the FDA issued certain observations of deficiencies in compliance with their current good manufacturing procedures regulations. If any additional clinical studies are conducted, new batches of the cream product will need to be manufactured from the bulk drug substance and meet strict product specifications in compliance with FDA-determined cGMP. The time required to conduct such further clinical and manufacturing development efforts may be lengthy and costly, and the results may ultimately prove unsuccessful.

Our Stock Price is Extremely Volatile.

     The market prices and trading volumes for securities of biopharmaceutical and biotechnology companies, including ours, have historically been, and will likely continue to be, highly volatile. Future events affecting our business, or that of our competitors, may have a significant impact on our stock price. Among these events are the following:

     .    product testing results from us or our competitors;
     .    technological innovations by us or our competitors;
     .    new commercial products from us or our competitors;
     .    government regulations;
     .    proprietary rights;
     .    regulatory actions; and
     .    litigation.

We May be Unable to Maintain the Standards for Listing on the Nasdaq National Market, Which Could Adversely Affect the Liquidity of Our Common Stock and Could Subject Our Common Stock to the "Penny Stock" Rules.

     Our common stock is listed on the Nasdaq National Market. Nasdaq requires listed companies to maintain standards for continued listing, including a minimum bid price for shares of a company's stock and a minimum tangible net worth. If we are unable to maintain these standards, our common stock could be delisted. Trading in our stock may then be conducted on the Nasdaq Small Cap Market. However, if we are unable to meet the requirements for inclusion in the Small Cap Market, our common stock would be traded on an electronic bulletin board established for securities that are not included in Nasdaq or traded on a national securities exchange or in quotations published by the National Quotation Bureau, Inc. that are commonly referred to as the "pink sheets." If this occurs, it could be more difficult to sell our securities or obtain the same level of market information as to the price of our common stock as is currently available.

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

     For transactions covered by the "penny stock" rules, a broker-dealer must make a special suitability determination for the purchaser and must have received the purchaser's written consent to the transaction prior to the transaction. The "penny stock" rules also require broker-dealers to deliver monthly statements to "penny stock" investors disclosing recent price information for the "penny stock" held in the account, and information on the limited market in "penny stocks." Prior to the transaction, a broker-dealer must provide a disclosure schedule relating to the "penny stock" market. In addition, the broker-dealer must disclose the following:

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

The Exercise of Options and Warrants and Other Issuances of Shares Could Have a Dilutive Effect on Our Stock Price.

     As of September 30, 2001, there were outstanding options to purchase an aggregate of approximately 3,815,000 shares of our common stock at prices ranging from $1.03 per share to $16.75 per share, of which approximately 1,975,000 were exercisable as of such date. Warrants to purchase 396,905 shares were outstanding, of which warrants to purchase 229,739 shares of our common stock are currently exercisable at $8.00 per share and warrants to purchase 167,166 shares of our common stock are currently exercisable at $3.50 per share, in each case subject to adjustment under the anti-dilution provisions of the warrants. Exercise of options and warrants at prices below the market price of our common stock could adversely affect the price of our common stock. Additional dilution may result from the issuance of shares of our capital stock in connection with collaborations or manufacturing arrangements or in connection with other financing efforts.

Our Certificate of Incorporation and Delaware Law Contain Provisions that Could Discourage a Takeover.

     Our certificate of incorporation provides our board of directors the power to issue shares of preferred stock without stockholder approval. This preferred stock could have voting rights, including voting rights that could be superior to that of our common stock. In addition, Section 203 of the Delaware General Corporation Law contains provisions that impose restrictions on stockholder action to acquire control of Genaera. The effect of these provisions of our certificate of incorporation and Delaware law provisions could discourage third parties from seeking to obtain control, even though the price at which such third parties seek to acquire our common stock is in excess of the market price for our stock.

Results of Operations

     Revenues

     We have received no revenues from product sales. Revenues in prior periods have consisted principally of revenues recognized under collaborations with corporate partners. In April 2001, we entered into a research collaboration and licensing agreement with MedImmune to develop and commercialize antibodies or recombinant molecules against IL-9 to prevent symptoms of asthma and other respiratory diseases. MedImmune will fund at least $2.5 million for our research and development activities over the next two years. For the three- and nine-month periods ended September 30, 2001, we recognized $315,000 and $565,000, respectively, in revenue related to this agreement.

     Research and Development Expenses

     Research and development expenses increased in the three- and nine- month periods ended September 30, 2001 as compared to the same period in 2000 due to additional squalamine and LOMUCIN(TM) clinical and manufacturing efforts as well as preclinical and development activities in our mucoregulator, IL-9 and trodulamine (formerly referred to as produlestan) programs. The increase in research and development expenses for the nine-month period ended September 30, 2001 was partially offset by a nonrecurring research and development reimbursement amounting to $300,000 received from Genentech in the second quarter of 2001.

     The level of research and development expenses in future periods will depend principally upon the progress of our research and development programs and our capital resources.

     General and Administrative Expenses

     General and administrative expenses have increased for the three- and nine-month periods ended September 30, 2001 as compared to the same period in 2000 due principally to increases in personnel related to general corporate activities.

     Other Income and Expense

     Other income and expense is primarily comprised of interest income generated from cash and investments, net of interest expense related to the note payable. Interest income for the three-month period ended September 30, 2001 decreased as compared to the same period in 2000 due to declining investment interest yields. Interest income for the nine-month period ended September 30, 2001 increased as compared to the same period in 2000 due to higher investment balances during 2001 offset by declining investment interest yields. Interest expense for the three- and nine-month periods ended September 30, 2001 decreased as compared to the same periods in 2000 due to our no longer recognizing additional interest expense on the long-term obligation to Abbott Laboratories as the obligation is now recorded at its face value.

     Net Loss

     Our goal is to conduct significant research, pre-clinical development, clinical testing and manufacturing activities over the next several years. We expect that these activities, together with projected general and administrative expenses, will result in continued and significant losses.

Financial Condition, Liquidity And Capital Resources

     Cash and investments were $20.0 million at September 30, 2001 as compared to $19.0 million at December 31, 2000. The primary use of cash was to finance our operations.

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

     Current liabilities decreased slightly at September 30, 2001 from December 31, 2000 due to the payment of our short-term obligation to Abbott in the first quarter of 2001 offset by increasing accrued expenses.

Long-term liabilities decreased at September 30, 2001 from December 31, 2000 due to the reclassification of a portion of the Abbott obligation from long-term to short-term as a result of our MedImmune transaction in April 2001.

     Under the terms of our $2.5 million note payable, we make monthly interest-only payments at an annual rate of 6.753%, with principal due in June 2002. We maintain investments of $2.8 million as collateral for the note payable.

     In April 2001, we entered into a research collaboration and licensing agreement and a preferred stock purchase agreement with MedImmune pursuant to which we received $10.0 million. MedImmune is expected to fund at least $2.5 million for our research and development activities over the next two years, of which $625,000 has been received through September 30, 2001. After considering the MedImmune transaction, and in the absence of raising additional funds or significantly reducing expenses, we believe we will have sufficient resources to sustain operations through 2002.

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

     Our capital expenditure requirements will depend upon numerous factors, including the progress of our research and development programs, the time and cost required to obtain regulatory approvals, our ability to enter into additional collaborative arrangements, the demand for products based on our technology, if and when such products are approved, and possible acquisitions of products, technologies and companies. We had no significant capital commitments as of September 30, 2001.

New Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board issued two statements as a result of its deliberations on the business combinations project, Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141, which eliminates the use of the pooling-of-interests method of accounting, will be effective for any business combinations initiated after June 30, 2001 and also includes the criteria for the recognition of intangible assets separately from goodwill. SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001 and will require that goodwill and certain intangibles not be amortized, but rather be subject to an impairment test at least annually. SFAS Nos. 141 and 142 are not expected to have a significant impact on our financial position at adoption as we currently do not have any intangible assets or goodwill.

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

     As of September 30, 2001, our portfolio investments consisted of $2.0 million in cash and $18.0 million in U.S government debt instruments having a maturity of less than one year. Due to the nature of our investment portfolio, management believes that a sudden change in interest rates would not have a material effect on the value of the portfolio. Management estimates that if the average annualized yield of our investments had decreased by 100 basis points, our interest income for the nine months ended September 30, 2001 would have decreased by approximately $153,000. This estimate assumes that the decrease occurred on the first day of 2001 and reduced the annualized yield of each investment instrument by 100 basis points. The impact on our future interest income will depend largely on the gross amount of our investment portfolio.

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

         None.

     ITEM 5.      OTHER INFORMATION

         None.

     ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits

           3.8 Certificate of Amendment of the Restated Certificate of Incorporation of Genaera Corporation dated September 5, 2001*
           ___________

             *   Filed herewith.

      (b)  Reports on Form 8-K

        There were no reports on Form 8-K filed during the quarter ended September 30, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            GENAERA CORPORATION


Date: November 2, 2001                    By: /s/  Christopher P. Schnittker
                                              --------------------------------
                                              Christopher P. Schnittker
                                              Vice President and Chief Financial
                                              Officer

                                  EXHIBIT INDEX

Exhibit No.       Description
-----------       -----------

       3.8 Certificate of Amendment of the Restated Certificate of Incorporation of Genaera Corporation dated September 5, 2001*
______________

*      Filed herewith.
                                       22