Form 10-K
period 2001-12-31
GENAERA CORP
filed 2002-03-27
CIK 880431

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

  For the fiscal year ended December 31, 2001

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  For the transition period from  to

                         Commission File Number 0-19651

                               ----------------

                              GENAERA CORPORATION
            (Exact name of registrant as specified in its charter.)

                Delaware                               13-3445668
    (State or other jurisdiction of                  (IRS Employer
     incorporation or organization)               Identification No.)

5110 Campus Drive, Plymouth Meeting, PA                  19462
    (Address of principal executive                    (Zip Code)
                offices)

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

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $78,398,000. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the National Market System of The Nasdaq Stock Market on March 20, 2002. For purposes of this calculation only, the registrant has defined affiliates as all directors and executive officers and any stockholder whose ownership exceeds 10% of the shares outstanding. The number of shares of the registrant's common stock outstanding as of March 20, 2002 was 32,867,386.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Definitive Proxy Statement for the Registrant's 2002 Annual Meeting of Stockholders to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              GENAERA CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 2001

                                     INDEX

                                   Description                        Page No.
                                   -----------                        --------
 Part I
    Item 1  Business................................................      3
    Item 2  Properties..............................................     21
    Item 3  Legal Proceedings.......................................     21
    Item 4  Submission of Matters to a Vote of Security Holders.....     21
 Part II
    Item 5  Market for Registrant's Common Equity and Related
            Stockholder Matters.....................................     22
    Item 6  Selected Financial Data.................................     23
    Item 7  Management's Discussion and Analysis of Financial
            Condition and Results of Operations.....................     23
    Item 7A Quantitative and Qualitative Disclosure About Market
            Risk....................................................     28
    Item 8  Financial Statements and Supplementary Data.............     28
    Item 9  Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure.....................     28
 Part III
    Item 10 Directors and Executive Officers of the Registrant......     29
    Item 11 Executive Compensation..................................     29
    Item 12 Security Ownership of Certain Beneficial Owners and
            Management..............................................     29
    Item 13 Certain Relationships and Related Transactions..........     29
 Part IV
    Item 14 Exhibits, Financial Statement Schedules and Reports on
            Form 8-K................................................     30

                                     PART I

ITEM 1. Business

Forward-Looking Statements

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

   There are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements, including those addressed below under "Risk Factors."

   We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You are advised, however, to consult any further disclosures we make on related subjects in our filings with the U.S. Securities and Exchange Commission.

Overview

   Genaera Corporation is a biopharmaceutical company committed to developing medicines for serious diseases from genomics and natural products. Our research and development efforts are focused on anti-angiogenesis, respiratory diseases, obesity, and infectious diseases. We were incorporated in the State of Delaware in 1987 as Magainin Pharmaceuticals, Inc. and began operations in 1988. We changed our name to Genaera Corporation on March 9, 2001.

Research & Development Programs

 Natural Products Discovery and Development Programs

 Anti-Angiogenesis Program

   Within the human body, a network of arteries, capillaries and veins, known as the vasculature, functions to transport blood throughout the body. The basic network of the vasculature is developed through "angiogenesis," a fundamental process by which new blood vessels are formed. This growth process primarily occurs during the first three months of embryonic development. Once the general network of the blood vessels is complete, certain inhibitory factors balance and stabilize the stimulators of new blood vessel formation. Although angiogenesis occurs in human embryonic development, wound healing and certain reproductive processes in women, angiogenesis is also associated with several diseases, including cancer and certain eye diseases.

   Squalamine is our lead product candidate in anti-angiogenesis. Squalamine was originally discovered in the tissues of the dogfish shark and is part of a class of naturally occurring, pharmacologically active small molecules known as "aminosterols." The shark was initially examined because of its apparent resistance to infection and cancer. The chemical structure of squalamine uniquely combines a steroid and a polyamine, two classes of systemic agents that generally are well tolerated in humans. Squalamine has exhibited reproducible anti-angiogenic properties in a number of in vitro and in vivo assays, including animal cancer and eye disease models, across multiple independent laboratories.

 Non-Small Cell Lung and Ovarian Cancers

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

   Cancer patients usually are treated with a combination of surgery, radiation therapy and chemotherapy. Surgery and radiation therapy can be particularly effective in patients in which the disease has not yet spread to other tissue or organs. Chemotherapy is the principal treatment for tumors that have spread from primary to secondary sites, or metastasized. Chemotherapy involves the administration of cytotoxic drugs designed to kill cancer cells, or the administration of hormone analogues designed to either reduce the production of, or block the action of, certain hormones that affect tumor growth. Because chemotherapeutic agents generally attack rapidly dividing cells indiscriminately, damaging both normal and cancerous cells, chemotherapy patients often suffer serious side effects. Additionally, resistance to chemotherapy often occurs over time.

   Squalamine is currently being evaluated in multiple Phase 2 clinical studies for the treatment of solid tumors. Specifically, we have ongoing clinical studies in non-small cell lung cancer and ovarian cancer at multiple clinical sites. These cancer studies will evaluate intravenously administered squalamine in combination with leading chemotherapeutics in each indication. In May 2001, we released positive preliminary results on the first Phase 2 clinical trials in lung and ovarian cancers. With respect to the lung cancer study, objective responses (defined as a 50% or greater reduction in tumor size) were observed in 29% of patients (9 of 31) receiving the treatment dose of squalamine (300 mg/m/2//day) in combination with the leading chemotherapeutics for one or more cycles of therapy. The median survival time has been determined for the first 18 patients in the study as 10.4 months. In comparison, the historical benchmark objective response rate for this group of patients treated with standard chemotherapy alone is 15%, with 8.2 months survival, as demonstrated in a large Eastern Cooperative Oncology Group study published in May 2000 with a similar design and patient population. With respect to the ovarian cancer study, objective responses were observed in 39% of patients (7 of 18) receiving the treatment dose of squalamine (200 mg/m/2//day). We will continue to collect data from both of these initial Phase 2 studies and expect to release those updated results in the second quarter of 2002. In November 2001, we commenced a Phase 2b trial in non-small cell lung cancer investigating weekly dosing of squalamine in combination with the leading chemotherapeutics. Enrollment on this study is expected to be completed by the end of 2002 and, upon review of those results, we will determine whether or not to proceed with the further development of squalamine as a first line therapy for non-small cell lung cancer.

   We expect to focus our efforts going forward in advanced ovarian cancer, including recurrent and resistant disease patients, where we have seen encouraging early objective responses of tumor size reduction. We are preparing to initiate a Phase 2/3 registration study in ovarian cancer. Additional clinical trials in ovarian cancer yielding positive results likely will be needed in the future before we would be in a position to submit a New Drug Application to the U.S. Food and Drug Administration. During 2001, the U.S. Food and Drug Administration granted squalamine Orphan Drug designation for the treatment of ovarian cancer. Orphan Drug designations are granted to applicants when the prevalence of the disease occurs in less than 200,000 patients in the United States and entitles applicants to certain exclusive marketing rights, tax credits and waivers on FDA user fees.

 Age-Related Macular Degeneration

   Angiogenesis resulting from age-related macular degeneration (AMD), is the leading cause of legal blindness among adults age 50 or older in the Western world, affecting approximately 25 to 30 million people globally. This number is expected to triple over the next 25 years. AMD appears to come in two types: the "dry" form and the more severe "wet" form. Dry AMD, the more common and milder form of AMD, accounts for 85% to 90% of all cases and is characterized by the collection of small, round, white-yellow, fatty deposits called "drusen" in the central part of the retina. Dry AMD results in varying forms of sight loss and may or may not develop into the wet form. Wet AMD accounts for 10% to 15% of all AMD cases. Patients with wet AMD have a much greater chance of severe sight loss than with dry AMD. Wet AMD is caused by the growth of abnormal blood vessels, or choroidal neovascularization, under the central part of the retina, termed the macula, which is required for fine (detailed) vision. It is responsible for 90% of severe vision loss associated with AMD. Approximately 500,000 new cases of wet AMD are diagnosed annually worldwide, of which approximately 200,000 cases are in North America.

   Preclinical studies in angiogenic diseases of the eye have demonstrated that systematic squalamine administration in rodents and mammals, including primates, leads to inhibition of the development of ocular neovascularization (the growth of new vessels) and partial regression of abnormal blood vessels. Based on these results, we are preparing for initial clinical studies in wet age-related macular degeneration and expect those clinical studies to start in 2002.

 Fibrodysplasia Ossificans Progressiva

   We also are conducting a small Phase 1 clinical study in fibrodysplasia ossificans progressiva (FOP), which is a rare genetic disorder of the musculoskeletal system in which there is a poorly-understood inflammatory reaction leading to progressive formation of bone in the muscles and other soft tissues, resulting in progressive immobility and disability. Similar to cancer, this growth in the swollen tissues is nourished by a network of newly formed primitive blood vessels resulting from active angiogenesis in the lesions. There are no preclinical animal models of FOP. However, we believe that because squalamine has exhibited the ability to block the angiogenic process, it has the potential to inhibit the abnormal growth of bone in muscles and soft tissues of patients with FOP.

 Obesity Program

   Trodulamine, formerly known as produlestan, is our second natural aminosterol product. Our scientists have demonstrated the ability to reduce the weight of genetically altered mice, generally very obese mice about 10 times their normal size, to that of a normal healthy mouse. Body weights of healthy animals, including animals with diet-induced obesity, also have been reduced through the administration of trodulamine. Our researchers have shown preclinical efficacy with trodulamine, and demonstrated that animal food intake can be regulated in a reversible manner, leading to changes in body weight. Preclinical data on trodulamine demonstrate it is a potent appetite suppressant with the ability to normalize fasting blood sugar, as well as high blood cholesterol levels, resulting from weight loss in obese animals. With trodulamine, we are targeting the approximately 10 to 12 million Americans who are classified medically as significantly obese.

   While the trodulamine molecule is very different in function, it has a similar chemical structure to squalamine, and thus enables us to make more efficient use of internal and external resources already utilized for squalamine in its development. Clinical development goals for trodulamine currently are focused on demonstrating safety and early evidence of appetite suppression in medically significant obesity. We are currently in the process of conducting Good Laboratory Practice preclinical safety studies which we currently expect to have completed by the end of 2002; however, we expect that this program will assume a lower priority than squalamine and the mucoregulator program described below.

 Genomics-Based Discovery and Development Programs

 Respiratory Program

   Since 1996, we have maintained a respiratory product development program designed to discover and develop treatment alternatives for respiratory diseases. These respiratory diseases have in common the over production of mucus secretions and an underlying inflammatory process. Through genomics research, we have concentrated our efforts on determining the manner in which genes specifically impact respiratory disease. We believe that pharmaceutical products developed for use against these specific genomics-based targets have the potential for greater effectiveness and fewer side effects than pharmaceutical products developed through more traditional processes. More than 50 million patients in the United States suffer from some form of respiratory disease, including, respiratory allergies, asthma, chronic bronchitis, other chronic obstructive pulmonary diseases (COPD), and upper airway diseases such as chronic sinusitis.

 IL9 Antibody

   Our first genomics-based program is the development of a blocking antibody to interleukin-9 (IL9) to treat the root cause of asthma. Genetic studies to identify the root cause of asthma, in both human families and animal models, have pinpointed IL9 as a mediator of asthma, and functional genomic analyses have demonstrated the broad role of IL9 in asthma. The IL9 gene varies in structure and function and as a result may have an important role in the predisposition to asthma and allergic reactions. Scientific studies indicate that IL9 controls other well-known factors involved in promoting lung inflammation in asthma, including a group of proteins that modulate the growth and functional activities of immune cells. Genaera has developed a patent position around IL9 having first discovered and documented a role for this cytokine in asthma which is described below under "Patents, Licenses and Proprietary Rights."

   In April 2001, we entered into a collaborative agreement with MedImmune, Inc. relating to the development of an IL9 product for asthma, which is described below under "Commercial Arrangements--MedImmune."

 Mucoregulators

   Our second genomics-based program has led to our identification of small molecules, believed to be drug development candidates, to inhibit the overproduction of mucin. We believe small molecule therapeutics that decrease abnormal mucin gene production, so-called "mucoregulators," have the potential to yield novel therapeutics for mucus overproduction in a number of chronic diseases.

   It is generally accepted that there is extensive unmet medical need for a novel therapy that can prevent abnormal mucus production. Chronic sinusitis is one of the most common reasons for physician visits in the United States, with approximately 35 million cases per year. It is believed that many of the symptoms of chronic sinusitis result from excess mucus production. Among other respiratory diseases, there are up to an estimated 50 million patients with conditions exacerbated by excess mucus production where mucoregulator therapy may be of benefit. Mucus overproduction and small airway plugging is one of the hallmarks of asthma and is a cause of death from asthma. Excess mucus production also is associated with COPD and chronic bronchitis. Cystic fibrosis is the most common fatal genetic disease in the United States, affecting approximately 30,000 children and young adults. Cystic fibrosis causes the body to produce abnormally thick, sticky mucus, due to the faulty transport of sodium and chloride (salt) within cells lining organs such as the lungs, sinuses, and pancreas, to their outer surfaces. The thick cystic fibrosis mucus also obstructs the pancreas, preventing enzymes from reaching the intestines to help break down and digest food. This orphan disease state is another unmet need where a mucoregulator therapy may be beneficial.

   In December 2001, Genaera scientists announced a publication regarding the discovery of hCLCA1, a chloride channel found in humans, and mCLCA3, an equivalent chloride channel found in mice. A number of studies have shown expression of hCLCA1 localized to mucus producing cells in the respiratory epithelium. Research has further demonstrated a relationship between hCLCA1 and abnormal mucus production suggesting a mechanism for the abnormal mucus production in individuals suffering from a variety of chronic respiratory conditions. We believe that inhibition of this mucoregulator target, which regulates abnormal mucus production, has the potential to be an important new therapeutic target strategy for a variety of respiratory conditions including asthma, chronic bronchitis, chronic sinusitis and cystic fibrosis.

   Based on the role of the hCLCA1 chloride channel in a variety of respiratory disorders, the Company has developed LOMUCIN(TM), its second genomics-based therapeutic. LOMUCIN(TM) is an orally available small molecule intended to block the hCLCA1-dependent abnormal mucus production associated with a variety of respiratory conditions. This type of medical intervention is designed to open the airways, easing the breathing of patients with these conditions.

   The first clinical trial for LOMUCIN(TM) in asthma was initiated in Mexico City during August 2001 and was designed to assess safety. An initial clinical study, in collaboration with the Cystic Fibrosis Therapeutic Development Network and experienced investigators outside the United States, is planned in 2002 to assess the safety of LOMUCIN(TM) in patients with cystic fibrosis. The Company plans to collect other information from both the study in asthma and the study in cystic fibrosis which will be necessary to plan future clinical studies. Clinical development in cystic fibrosis is supported by an initial grant from the U.S. Cystic Fibrosis Foundation which is described below under "Commercial Arrangements--Cystic Fibrosis Foundation."

 Other Programs

 Other Aminosterols

   In addition to squalamine and trodulamine, our discovery of natural aminosterols has been complemented by a combinatorial chemistry and biology program that has produced many synthetic aminosterols. These natural aminosterols and their synthetic analogues are being developed as a class of agents that are able to block cellular activation in specific cell types. Our lead compounds have demonstrated sufficient efficacy in preclinical models to encourage our pursuit of additional research that could lead to the development of a new treatment for inflammatory disorders. These anti-inflammatory aminosterols represent a novel class of compounds with significant potential for a wide range of systemic and topical anti-inflammatory indications. This research is supported in part by our Phase II Small Business Innovation Research program grant of $800,000 from the National Institutes of Health covering a two-year period beginning in February 2002.

 Infectious Disease Program

   We have conducted research and development in infectious diseases over many years. The magainin class of compounds, originally discovered in frogs, has been shown to have activity against a variety of pathogens, including bacteria, amoebae, fungi and parasites. Magainins are peptides. A peptide is a chain of 2 to 50 molecules, known as amino acids, which are considered to be one of the basic building blocks of the human body. Chains of more than 50 amino acids are referred to as proteins. We have modified natural peptides by rearranging the order and combination of amino acids, by substituting additional amino acids, and by deleting amino acids to produce magainins having a broader spectrum of therapeutic activity and improved potency.

   Antibiotic resistance is the process by which antibiotics lose their effectiveness over time as bacteria, through mutation, develop the means to produce enzymes capable of diminishing the utility of an antibiotic. We have not noted the development of any antibiotic resistance to the magainins. We believe this is due to the unique mechanism of action of the magainins; magainins puncture the cell membrane and break down the integrity of the cell, killing bacteria differently than traditional antibiotics.

   Prior to 2000, LOCILEX(TM) Cream, a topical cream antibiotic for the treatment of infection in diabetic foot ulcers, had been our lead product development candidate in the peptide program. LOCILEX(TM) Cream did not obtain approval from the FDA in July 1999, and we have since terminated our manufacturing agreements required to further develop this product candidate and refocused our near-term product development efforts on our other programs. We continue to seek new opportunities that will enable us to capitalize on our past development efforts in this program.

 Other

   In prior years, we have conducted feasibility studies in a number of other areas, including animal-host defense systems and uses for magainin peptides other than in infectious diseases. We no longer conduct significant research and development activities in these areas as a result of a reprioritization of our corporate goals. Any of these programs could become more significant over the next 12 months; however, there can be no assurance that any of these or our other programs will generate viable product opportunities.

Research and Development Costs

   We have incurred costs of $11.0 million, $10.1 million and $ 9.9 million for research and development in the years ended December 31, 2001, 2000 and 1999, respectively.

Commercial Arrangements

   We believe collaborations allow us to leverage our scientific and financial resources and gain access to markets and technologies that would not otherwise be available to us. In the long term, development and marketing arrangements with established companies in the markets in which our potential products will compete may provide us with more efficient development and marketing abilities and may, accordingly, conserve our resources. We expect that we will seek additional development and marketing arrangements for most of the products we may develop. From time to time, we hold discussions with various potential collaborators.

 MedImmune

   In April 2001, we entered into a research collaboration and licensing agreement with MedImmune, Inc. to develop and commercialize therapies related to our IL9 program. The companies also will collaborate on the creation of specific assays and respiratory disease models for use in assessing product candidates developed by MedImmune. MedImmune will be responsible for development, manufacturing, clinical testing, and marketing of any resulting product. MedImmune is expected to fund at least $2.5 million for research and development activities at Genaera through April 2003. In addition to the research and development funding, MedImmune also will reimburse us for certain external costs we incur in connection with the IL9 research plan. Under the agreement, we could receive up to $55.0 million if future milestones are successfully achieved, plus royalties on any product resulting from this agreement. As result of our lack of control over the development plan and the timing of the milestones, we do not expect to complete a substantial portion of those milestones within the next five years. Each party has the right to terminate the agreement upon notice to the other party.

 Cystic Fibrosis Foundation

   In September 2001, we received a contingent award of up to $1.7 million from an affiliate of the Cystic Fibrosis Foundation under their Therapeutics Development Program to support early clinical evaluation of LOMUCIN(TM) involving patients with cystic fibrosis. This award has been granted and shall be paid to us from time to time upon the achievement of certain development milestones. Grant amounts received are refundable to the CFF upon marketing approval by the FDA or upon our election not to enter Phase 3 clinical trials or to commercialize the product within two years of milestone completion, assuming efficacy is demonstrated. The

CFF is also due a royalty on net sales of any resultant product up to 1% based upon the amount of funding ultimately provided by the CFF through this award.

 GlaxoSmithKline

   In February 1997, we entered into a development, supply and distribution agreement in North America with GlaxoSmithKline for LOCILEX(TM) Cream. GlaxoSmithKline paid us $10,000,000 under this agreement, which we received in 1997. At that time, we had hoped to commercialize LOCILEX(TM) Cream in the near-term. However, as a result of the FDA's decision, near-term commercialization of LOCILEX(TM) Cream will not occur, and we will generate no revenues from LOCILEX(TM) Cream in the near future. The GlaxoSmithKline agreement also gives GlaxoSmithKline rights to terminate the arrangement, and, under certain conditions, the right to negotiate for rights to another Genaera product development candidate. GlaxoSmithKline remains our exclusive sales, marketing and distribution partner for the North American territory for LOCILEX(TM) Cream.

Contract Manufacturing

   We have no current plans to establish a commercial manufacturing facility. We depend upon various contract manufacturers for clinical trial manufacturing of our proposed products and expect to continue to rely on the infrastructure of third parties for any commercial-scale manufacturing. We require all of our third-party manufacturers to produce our active pharmaceutical ingredients and finished products in accordance with all applicable regulatory standards.

Government Regulation

   Our development, manufacture, and potential sale of therapeutics are subject to extensive regulation by United States and foreign governmental authorities.

 Regulation of Pharmaceutical Products in the United States

   The FDA may regulate our product candidates currently being developed as drugs or biologics. New drugs are subject to regulation under the Federal Food, Drug, and Cosmetic Act, and biological products, in addition to being subject to certain provisions of that Act, are regulated under the Public Health Service Act. Both statutes and the regulations promulgated thereunder govern, among other things, the testing, manufacturing, safety, efficacy, labeling, storage, record keeping, and advertising and other promotional practices involving biologics or new drugs, as the case may be. FDA approval or other clearances must be obtained before clinical testing, and before manufacturing and marketing of new biologics and drugs.

   Obtaining FDA approval historically has been a costly and time-consuming process. Generally, in order to gain FDA premarket approval, a developer first must conduct preclinical studies in the laboratory and in animal model systems to gain preliminary information on an agent's effectiveness and to identify any safety problems. The results of these studies are submitted as a part of an Investigational New Drug application for a drug or biologic which the FDA must review before human clinical trials of an investigational drug or device can begin. The IND includes a detailed description of the clinical investigations to be undertaken.

   In order to commercialize any products, we or our collaborators must sponsor and file an IND and be responsible for initiating and overseeing the clinical studies to demonstrate the safety, effectiveness, and potency that are necessary to obtain FDA approval of any such products. For INDs sponsored by us or our collaborators, we or our collaborators will be required to select qualified investigators (usually physicians within medical institutions) to supervise the administration of the products, and ensure that the investigations are conducted and monitored in accordance with FDA regulations, including the general investigational plan and protocols contained in the IND.

   Clinical trials of drugs normally are done in three phases, although the phases may overlap. Phase 1 trials are concerned primarily with the safety and preliminary effectiveness of the drug, involve a small group typically ranging from 15 - 40 subjects, and may take from six months to over one year to complete. Phase 2 trials normally involve 30 - 200 patients and are designed primarily to demonstrate effectiveness in treating or diagnosing the disease or condition for which the drug is intended, although short-term side effects and risks in people whose health is impaired may also be examined. Phase 3 trials are expanded clinical trials with larger numbers of patients which are intended to evaluate the overall benefit-risk relationship of the drug and to gather additional information for proper dosage and labeling of the drug. Phase 3 clinical trials generally take two to five years to complete, but may take longer. The FDA receives reports on the progress of each phase of clinical testing, and it may require the modification, suspension, or termination of clinical trials if it concludes that an unwarranted risk is presented to patients, or, in Phase 2 and 3, if it concludes that the study protocols are deficient in design to meet their stated objectives.

   If clinical trials of a new product are completed successfully, the sponsor of the product may seek FDA marketing approval. If the product is regulated as a biologic, the FDA will require the submission and approval of a Biologics License Application before commercial marketing of the biologic. If the product is classified as a new drug, an applicant must file a New Drug Application with the FDA and receive approval before commercial marketing of the drug. The BLA or NDA must include detailed information about the product and its manufacture and the results of product development, preclinical studies and clinical trials.

   The testing and approval processes require substantial time and effort and there can be no assurance that any approval will be granted on a timely basis, if at all. BLAs, and NDAs submitted to the FDA can take up to two to five years to receive approval. If questions arise during the FDA review process, approval can take more than five years. Notwithstanding the submission of relevant data, the FDA may ultimately decide that the BLA or NDA does not satisfy its regulatory criteria for approval and deny approval, require additional clinical studies, or require demonstration of compliance with Good Manufacturing Practices. In addition, the FDA may condition marketing approval on the conduct of specific post-marketing studies to further evaluate safety and effectiveness. Even if FDA regulatory clearances are obtained, a marketed product is subject to continual regulatory requirements and review relating to GMPs, adverse event reporting, promotion and advertising, and other matters, and later discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions.

 Orphan Drug Designation

   During 2001, the FDA granted squalamine orphan drug designation for the treatment of ovarian cancer. We may request orphan drug designation for several indications for our other product candidates under development. Orphan drug designation may be granted to those products developed to treat diseases or conditions that affect fewer than 200,000 persons in the United States or that affect more than 200,000 persons in the United States and for which there is no reasonable expectation that the cost of developing and making a drug in the United States for such disease or condition will be recovered from sales in the United States of such drug. Under the law, the developer of an orphan drug may be entitled to seven years of market exclusivity following the approval of the product by the FDA, exemption from user fee payments to the FDA and a tax credit for the amount of money spent on human clinical trials. However, we must be the first to receive FDA marketing approval to receive market exclusivity under the orphan drug statute should there be a competitor with a similar molecular entity pursuing the same intended clinical use. Although we may get market exclusivity under the Orphan Drug Act, the FDA will allow the sale of a molecularly equivalent drug, which is clinically superior to or a molecular entity different from another approved orphan drug, although for the same indication, during the seven-year exclusive marketing period. It is also possible that a competitor might try to undermine any exclusivity provided by promoting a product for an off-label use that is the otherwise protected product. We cannot be sure that any of our other product candidates under development will ultimately receive orphan drug designation, or that the benefits currently provided by this designation, if we were to receive it, will not subsequently be amended or eliminated. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

 Other

   In addition to the foregoing, our business is and will be subject to regulation under various state and federal environmental laws, including the Occupational Safety and Health Act, the Resource Conservation and Recovery Act and the Toxic Substance Control Act. These and other laws govern our use, handling and disposal of various biological, chemical and radioactive substances used in and wastes generated by our operations. We cannot predict whether state or federal regulators and agencies will impose new regulatory restrictions on the marketing of biotechnology products.

Patents, Licenses and Proprietary Rights

   We actively seek to protect our product candidates and proprietary information by means of U.S. and foreign patents, trademarks and contractual arrangements. Our success depends, in part, on our ability to develop and maintain a strong patent position for our products and technologies both in the United States and certain other countries where patent laws are enforced and pharmaceutical markets are deemed to be meaningful to us and our current and future collaborators. As with most biotechnology and pharmaceutical companies, our patent position is highly uncertain and involves complex legal and factual questions.

   To date, we own or have licensed on an exclusive basis a total of 72 patent applications and issued patents in the United States of which we own 56 and we license on an exclusive basis 16. We have a total of 66 patent applications and issued patents in countries other than the United States.

   We own several patents for the use of squalamine as an anti-angiogenic, including the patent to the compound's combination therapy with other anti-cancer agents, the earliest of which expires in 2017. We also own a patent regarding a specific component of the manufacturing process of squalamine and trodulamine which expires in 2017. We own a composition of matter patent for the trodulamine compound, which expires in 2014. We also own a patent for the use of trodulamine as an anti-obesity agent and other indications which expires in 2015. We own a patent for the use of anti-IL9 antibodies for the treatment of asthma and related disorders which expires in 2016. The expiration date of each of these patents is subject to extension depending upon the future research and development program timelines. We have filed several other applications across our research and development programs and intend to file additional applications, as appropriate, for patents on new compounds, products or processes discovered or developed through the application of our technology.

   We have rights to several patents and patent applications under certain license agreements pursuant to which we expect to owe royalties on sales of products that incorporate issued valid patent claims. In particular, we have licensed from the Ludwig Institute of Cancer Research specific technologies related to our IL9 program, the earliest of which expires in 2009, and have licensed from the Children's Hospital of Philadelphia the composition of matter patent for the squalamine compound which expires in 2010. These patents are subject to extensions by their owners depending upon the future research and development program timelines. Additionally, certain of these agreements also provide that if we elect not to pursue the commercial development of any licensed technology, or do not adhere to an acceptable schedule of commercialization, then our exclusive rights to such technology may terminate. We also fund research at certain institutions, and these relationships may provide us with technology that is owned, licensed or for which we have an option to license.

   In addition, we rely on unpatented proprietary technologies in the development of our product candidates. We also depend upon the unpatentable skills, knowledge and experience of our scientific and technical personnel, as well as those of our advisors, consultants and other contractors. To help protect our proprietary know-how that is not patentable, and for inventions for which patents may be difficult to enforce, we rely on trade secret protection and confidentiality agreements to protect our interests. To this end, we require employees, consultants and advisors to enter into agreements that prohibit the disclosure of confidential information and, where applicable, require disclosure and assignment to us of the ideas, developments, discoveries and inventions that arise from their activities for us. These confidentiality agreements require that our employees, consultants and advisors do not bring to us, or use without proper authorization, any third party's proprietary technology.

   We have trademark protection for the product candidate names LOMUCIN(TM) and LOCILEX(TM) and are currently seeking U.S. registration of these trademarks.

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

   Many companies are working to develop and market products intended for the disease areas being targeted by us, including cancer, AMD, obesity and respiratory diseases. A number of major pharmaceutical companies have significant franchises in these disease areas, and can be expected to invest heavily to protect their interests. With respect to cancer, anti-angiogenic agents are under development at a number of biopharmaceutical companies, including British Biotechnology PLC, EntreMed, Inc., Genentech, Inc., and Imclone Systems, Inc., as well as multiple large pharmaceutical companies. For AMD, anti-angiogenic agents are under development at a number of biopharmaceutical companies, including Alcon, Inc., Bausch & Lomb, Inc., Miravant Medical Technologies, and QLT, Inc., as well as multiple large pharmaceutical companies. In obesity, other biopharmaceutical companies are conducting research and development into anti-obesity compounds, including Amgen, Inc. and Regeneron Pharmaceuticals, Inc., as well as multiple large pharmaceutical companies. In the respiratory field, other biopharmaceutical companies also have reported the discovery of genes relating to asthma and other respiratory diseases, including Genentech, Inc., Immunex Corporation, and Vertex Pharmaceuticals, Inc., as well as multiple large pharmaceutical companies.

Executive Officers

   Our current executive officers are as follows:

              Name               Age Position
              ----               --- --------
Roy C. Levitt, M.D..............  48 President and Chief Executive Officer
Kenneth J. Holroyd, M.D.........  43 Executive Vice President and
                                     Chief Operating Officer
David F. Jarosz.................  43 Executive Vice President and
                                     Chief Business Officer
Sean M. Johnston, Ph.D..........  43 Senior Vice President, Manufacturing
Michael E. Petrone, M.D.........  50 Vice President, Clinical Research
Christopher P. Schnittker.......  33 Vice President and Chief Financial Officer

   Dr. Levitt has served as our President and Chief Executive Officer since November 2000. Prior to that, Dr. Levitt served as our Executive Vice President and Chief Operating Officer since August 1998. Dr. Levitt was appointed our head of Research and Development and a Director in August 1997. Prior to joining us on a full-time basis in January 1996, Dr. Levitt served as a consultant to a number of biotechnology companies including Genaera beginning in 1995. Dr. Levitt served as a faculty member at Johns Hopkins University in the Department of Anesthesiology and Critical Care Medicine, from 1986 to 1995, in Neurological Surgery from 1995 to 1996 and in the Department of Environmental Health Sciences in the Johns Hopkins School of Public Health and Hygiene from 1988 to 1996. Dr. Levitt completed his residency training in internal medicine and anesthesiology and critical care medicine at the John Hopkins Medical Institutions and genetics training at the National Institutes of Health. He is board certified in anesthesiology and critical care medicine and internal medicine.

   Dr. Holroyd was promoted to our Executive Vice President and Chief Operating Officer in February 2002. Prior to that, he had served as our Executive Vice President and Chief Business Officer since November 2000. Prior to that, Dr. Holroyd served as Senior Vice President, Clinical Research and Regulatory Affairs since June 1998. Dr. Holroyd has held various positions, including Vice President of Respiratory Discovery Research, Product Development and Business Development, since joining us in February 1997. Prior to joining us, Dr. Holroyd was a faculty member and head of respiratory care services at Johns Hopkins University School of Medicine and Hospital in the Departments of Medicine, and Anesthesiology and Critical Care Medicine. Dr. Holroyd earned his M.D. and M.B.A. from Johns Hopkins in 1984 and 2000, respectively, and completed his residency training at Johns Hopkins and at the National Heart, Lung and Blood Institute.

   Mr. Jarosz was appointed as our Executive Vice President and Chief Business Officer in February 2002. Prior to joining us, Mr. Jarosz spent approximately 15 years in the pharmaceutical and medical device industries at Bausch and Lomb, Inc., where he most recently held the position of Corporate Vice President and President, North American Pharmaceuticals since July 1999. From November 1998 to June 1999, Mr. Jarosz served as Bausch's General Manager, North American Pharmaceuticals. From January 1997 to October 1998, Mr. Jarosz served as Bausch's Vice President of Marketing and Sales, North American Pharmaceuticals and, prior to that, as Vice President of Marketing, North American Pharmaceuticals from December 1993 to December 1996.

   Dr. Johnston has served as our Senior Vice President, Manufacturing since July 2001. Prior to that, Dr. Johnston served as Vice President, Manufacturing since joining us in January 1999. Prior to joining us, Dr. Johnston served as Production Manager at Lonza, Inc. from May 1993 to December 1998. Dr. Johnston also served as Chemical Development Manager from October 1989 to May 1993 at Greenwich Pharmaceutical, Inc. From October 1982 to May 1989, Dr. Johnston served in various process chemistry positions at E.R. Squibb (now Bristol-Myers Squibb) including Process Manager, Process Chemist and Chemical Process Investigator. Dr. Johnston earned his MBA from the University College of Dublin, Ireland in 1988.

   Dr. Petrone has served as our Vice President, Clinical Research since joining us in January 2001. Prior to joining us, Dr. Petrone served as Vice President, Product Development at Principia Pharmaceutical Corporation from April 2000 to November 2000. Prior to that, Dr. Petrone served in the following capacities at Roberts Pharmaceutical Corporation from 1992 to 2000: Vice President, Medical Affairs from June 1996 to March 2000, Director of Clinical Research, from October 1994 to October 1996, and Associate Director, Clinical Research, from October 1992 to October 1994.

   Mr. Schnittker has served as our Vice President and Chief Financial Officer since June 2000. Prior to joining us, Mr. Schnittker served as Director of Finance from August 1999 to May 2000 and Controller from December 1997 to August 1999 at Global Sports, Inc. From June 1995 to December 1997, Mr. Schnittker held the positions of Manager, Finance Policies and Procedures and Senior Accountant, External Reporting at Rhone-Poulenc Rorer, Inc. Prior to that, Mr. Schnittker held various positions at Price Waterhouse LLP (now PricewaterhouseCoopers LLP) from 1990 to 1995. Mr. Schnittker is a certified public accountant.

   Officers are elected or appointed by the board of directors to serve until the appointment or election and qualification of their successors or their earlier termination or resignation.

Employees

   As of December 31, 2001, we had 57 full-time employees. No employees are covered by collective bargaining agreements, and we consider relations with our employees to be good.

Risk Factors Related to our Business

   Any investment in shares of our common stock involves a high degree of risk. You should carefully consider the following risk factors, together with the other information presented in this Annual Report on Form 10-K.

If we do not raise additional capital, we may not be able to continue our research and development programs and may never commercialize any products.

   We maintained cash and investments of $16,078,000 at December 31, 2001. At December 31, 2001, we had current liabilities of $5,583,000 and long-term liabilities of $1,579,000. We believe these resources are sufficient to meet our research and development goals and sustain operations through 2002. However, we will need to raise substantial additional funds in the future to continue our research and development programs and to commercialize our potential products. If we are unable to raise such funds, we may be unable to complete our development activities for any of our proposed products.

   We regularly explore alternative means of financing our operations and seek funding through various sources, including public and private securities offerings, collaborative arrangements with third parties and other strategic alliances and business transactions. We currently do not have any commitments to provide additional funds, and may be unable to obtain sufficient funding in the future on acceptable terms, if at all. If we cannot obtain funding, we will need to delay, scale back or eliminate research and development programs or enter into collaborations with third parties to commercialize potential products or technologies that we might otherwise seek to develop or commercialize ourselves, or seek other arrangements. If we raise additional capital by issuing equity or securities convertible into equity, our stockholders may experience dilution and our share price may decline. Any debt financing may result in restrictions on spending or payment of dividends. If we engage in collaborations, we will receive lower consideration upon commercialization of such products than if we had not entered into such arrangements, or if we entered into such arrangements at later stages in the product development process.

We expect to continue to incur substantial losses in the foreseeable future and may never generate revenues or become profitable.

   To date, we have engaged primarily in the research and development of drug candidates. We have not generated any revenues from product sales and have incurred losses in each year since our inception. As of December 31, 2001, we had an accumulated deficit of approximately $170.6 million.

   Our proposed products are in a relatively early developmental stage and will require significant research, development and testing. We must obtain regulatory approvals for any proposed product prior to commercialization of the product. Our operations also are subject to various competitive and regulatory risks. As a result, we are unable to predict when or if we will achieve any product revenues or become profitable. We expect to experience substantial losses in the foreseeable future as we continue our research, development and testing efforts.

Development and commercial introduction of our products will take several more years and may not be successful.

   We are dedicating substantially all of our resources to research and development, do not have any marketed products, and have not generated any product revenue. Because substantially all of our potential products currently are in research, preclinical development or the early and middle stages of clinical testing, revenues from sales of any products will not occur for at least the next several years, if at all. Our technologies are relatively new fields and may not lead to commercially viable pharmaceutical products. Before we can commercially introduce any products, we will likely incur substantial expense for, and devote a significant amount of time to, preclinical testing and clinical trials. We cannot apply for regulatory approval of our potential products until we have performed additional research and development testing and demonstrated in preclinical testing and clinical trials that our product candidates are safe and effective for use in humans. Some of our product candidates are in the early stages of research and development, and we may abandon further development efforts on these product candidates before they reach clinical trials. Conducting clinical trials is a lengthy, time-consuming and expensive process. Our clinical trials may not demonstrate the safety and efficacy of our potential products, and we may encounter unacceptable side effects or other problems in the clinical trials. Should this occur, we may have to delay or discontinue development of the potential products. Further, even if we believe that any product is safe or effective, we may not obtain the required regulatory approvals, be able to manufacture our products in commercial quantities or be able to market any product successfully.

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

   Governmental authorities may delay or deny the approval of any of our drug candidates. In addition, governmental authorities may enact new legislation or regulations that could limit or restrict our efforts. A delay or denial of regulatory approval for any of our drug candidates, such as that which has occurred for LOCILEX(TM) Cream, will materially affect our business. Even if we receive approval of a product candidate, it may be conditioned upon certain limitations and restrictions as to the drugs used and may be subject to continuous review. If we fail to comply with any applicable regulatory requirements, we could be subject to penalties, including warning letters, fines, withdrawal of regulatory approval, product recalls, operating restrictions, injunctions, and criminal prosecution.

We expect to rely on third parties to market any products we develop and expect to rely on third parties in connection with the development of our products; if these parties do not perform as expected, we may never successfully commercialize our products.

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

   Many companies are working to develop and market products intended for the additional disease areas being targeted by us, including cancer, AMD and chronic obstructive respiratory diseases. A number of major pharmaceutical companies have significant franchises in these disease areas, and can be expected to invest heavily to protect their interests. With respect to cancer and AMD, anti-angiogenic agents are under development at a number of companies. In the respiratory field, other biopharmaceutical companies also have reported the discovery of genes relating to asthma and other respiratory diseases.

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

   We currently do not have the resources, facilities, or technical capabilities to manufacture any of our proposed products in the quantities and quality required for commercial sale. We have no plans to establish a manufacturing facility. We expect to depend upon contract manufacturers for commercial scale manufacturing of our proposed products in accordance with regulatory standards. For example, we are currently working with outside contractors for the chemical production of squalamine. This dependence on contract manufacturers may restrict our ability to develop and deliver products on a timely, profitable and competitive basis especially because the number of companies capable of producing our proposed products is limited. These contract manufacturers generally have multiple projects and they may give ours a lower priority. As a result of contract manufacture mishaps, our product could be lost or delivered late delaying our clinical and preclinical programs, or may not be produced in accordance with all current applicable regulatory standards. Product not produced in accordance with all current applicable regulatory standards may lead to adverse outcomes for patients and/or product recalls. Furthermore, the development of a robust, low-cost manufacturing process for the commercial production of squalamine and other proposed products will require significant time and expenditure by us. We may be unable to maintain arrangements with qualified outside contractors to manufacture materials at costs that are affordable to us, if at all.

   Contract manufacturers may utilize their own technology, our technology, or technology acquired or licensed from third parties in developing a manufacturing process. In order to engage another manufacturer, we may need to obtain a license or other technology transfer from the original contract manufacturer. Even if a license is available from the original contract manufacturer on acceptable terms, we may be unable to successfully effect the transfer of the technology to the new contract manufacturer. Any such technology transfer also may require the transfer of requisite data for regulatory purposes, including information contained in a proprietary drug master file held by a contract manufacturer. If we rely on a contract manufacturer that owns the drug master file, our ability to change contract manufacturers may be more limited.

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

  . others may not file patents ahead of us in time and prevent the issuing of our patent claims;

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

 Potential Ownership Disputes

   Disputes may arise as to the ownership of our technology. Most of our research and development personnel previously worked at other biotechnology companies, pharmaceutical companies, universities, or research institutions. These entities may raise questions as to when technology was developed, and assert rights to the technology. These kinds of disputes have occurred in the past and were resolved. However, we may not prevail in any such disputes.

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

   In order to again seek approval of LOCILEX(TM) Cream, the FDA has indicated that we must conduct further development activities, including clinical and manufacturing activities. As a result of its review of manufacturing of the cream product, the FDA issued certain observations of deficiencies in compliance with their current good manufacturing procedures regulations. If any additional clinical studies are conducted, new batches of the cream product will need to be manufactured from the bulk drug substance and meet strict product specifications in compliance with FDA-determined current GMPs. The time required to conduct such further clinical and manufacturing development efforts may be lengthy and costly, and the results may ultimately prove unsuccessful.

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

The exercise of options and warrants and other issuances of shares will likely have a dilutive effect on our stock price.

   As of December 31, 2001, there were outstanding options to purchase an aggregate of approximately 3,745,000 shares of our common stock at prices ranging from $1.03 per share to $16.75 per share, of which approximately 2,057,000 were exercisable as of such date. Warrants to purchase 417,166 shares were outstanding, of which warrants to purchase 167,166 shares of our common stock are currently exercisable at $3.50 per share subject to adjustment under the anti-dilution provisions of the warrants. Exercise of options and warrants at prices below the market price of our common stock could adversely affect the price of our common stock. Additional dilution may result from the issuance of shares of our capital stock in connection with collaborations or manufacturing arrangements or in connection with other financing efforts.

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

ITEM 2. Properties

   We lease approximately 21,000 square feet of office and laboratory space in a single building in Plymouth Meeting, Pennsylvania. This lease provides for minimum annual payments of approximately $326,000 in 2002 and is subject to certain annual increases thereafter. This lease expires in November 2007.

ITEM 3. Legal Proceedings

   We are not a party to any material litigation.

ITEM 4. Submission of Matters to a Vote of Security Holders

   No matters were submitted to a vote of our stockholders during the last quarter of the year ended December 31, 2001.

                                    PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters

   Our common stock currently trades on the National Association of Securities Dealers Automated Quotation System (Nasdaq) National Market under the symbol "GENR." From December 12, 1991, the date of our initial public offering, until March 9, 2001 our common stock was included for quotation on the Nasdaq National Market under the symbol "MAGN". On March 9, 2001, we changed our name to Genaera Corporation and, on March 12, 2001, our common stock began inclusion for quotation on the Nasdaq National Market under the symbol "GENR". The quarterly ranges of high and low closing bid prices per share of our common stock are shown below.

     Year Ended December 31, 2000                                 High   Low
     ----------------------------                                ------ -----
     1st Quarter................................................ $10.50 $1.78
     2nd Quarter................................................ $ 5.00 $2.50
     3rd Quarter................................................ $ 5.38 $3.06
     4th Quarter................................................ $ 4.06 $2.09
     Year Ended December 31, 2001                                 High   Low
     ----------------------------                                ------ -----
     1st Quarter................................................ $ 3.06 $1.91
     2nd Quarter................................................ $ 4.79 $1.82
     3rd Quarter................................................ $ 4.65 $2.05
     4th Quarter................................................ $ 4.10 $2.11

Dividends

   We have not paid any cash dividends since our inception, and we do not anticipate paying any cash dividends in the foreseeable future. It is the present policy of the board of directors to retain all earnings, if any, to finance the development of our business.

Number of Holders of Common Stock

   At March 20, 2002, there were approximately 366 stockholders of record and approximately 9,313 beneficial owners of our common stock.

ITEM 6. Selected Financial Data

   The following tables summarize certain selected financial data and are derived from the financial statements that have been audited by KPMG LLP, independent accountants. The selected financial data below should be read in conjunction with the financial statements and notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the other financial information included herein.

                                       Year Ended December 31,
                             ------------------------------------------------
                               2001      2000      1999      1998      1997
                             --------  --------  --------  --------  --------
                               (In thousands, except per share amounts)
Statement of Operations
 Data:
Revenues:
  Collaborative research
   agreement................ $    880  $     --  $     --  $     --  $ 10,088
                             --------  --------  --------  --------  --------
Costs and expenses:
  Research and development..   10,974    10,074     9,876    21,456    22,875
  General and
   administrative...........    3,423     2,583     2,870     3,292     3,246
                             --------  --------  --------  --------  --------
                               14,397    12,657    12,746    24,748    26,121
                             --------  --------  --------  --------  --------
Loss from operations........  (13,517)  (12,657)  (12,746)  (24,748)  (16,033)
Interest income.............      849       883       755     1,640     1,770
Interest expense............     (244)     (605)     (225)     (196)     (118)
                             --------  --------  --------  --------  --------
Net loss....................  (12,912)  (12,379)  (12,216)  (23,304)  (14,381)
Dividends on preferred
 stock......................      111        45        --        --        --
                             --------  --------  --------  --------  --------
Net loss applicable to
 common stockholders........ $(13,023) $(12,424) $(12,216) $(23,304) $(14,381)
                             ========  ========  ========  ========  ========
Net loss applicable to
 common stockholders per
 share--basic and diluted... $  (0.40) $  (0.42) $  (0.52) $  (1.05) $  (0.73)
                             ========  ========  ========  ========  ========
Weighted average shares
 outstanding--basic and
 diluted....................   32,711    29,375    23,706    22,235    19,679
                             ========  ========  ========  ========  ========

                                           December 31,
                         -----------------------------------------------------
                           2001       2000       1999       1998       1997
                         ---------  ---------  ---------  ---------  ---------
                                          (In thousands)
Balance Sheet Data:
Cash and investments.... $  16,078  $  19,033  $  10,644  $  22,871  $  39,061
Total assets............    17,816     20,701     12,731     25,891     42,444
Long-term liabilities...     1,579      2,010      3,015         58      1,096
Redeemable convertible
 preferred stock........     1,044      1,233         --         --         --
Accumulated deficit.....  (170,591)  (157,568)  (145,144)  (132,928)  (109,624)
Stockholders' equity....     9,610     11,473      6,552     14,680     34,870
Other Data:
Working capital.........    10,713     13,393      7,608     11,897     33,073

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

   Genaera Corporation is a biopharmaceutical company committed to developing medicines for serious diseases from genomics and natural products. Our research and development efforts are focused on anti-angiogenesis, respiratory diseases, obesity, and infectious diseases. We changed our name from Magainin Pharmaceuticals Inc. to Genaera Corporation on March 9, 2001.

   Since commencing operations in 1988, we have not generated any revenue from product sales, and we have funded operations primarily from the proceeds of public and private placements of securities and research and development collaboration payments and related equity investments. We have incurred a loss in each year since our inception, and we expect to incur substantial additional losses for at least the next several years. We expect that losses may fluctuate, and that such fluctuations may be substantial. At December 31, 2001, our accumulated deficit was approximately $170,591,000. We will need to raise additional funds in the future to continue our operations.

   The following discussion is included to describe our financial position and results of operations for each of the previous three years in the period ended December 31, 2001. The Consolidated Financial Statements and Notes thereto contain detailed information that should be referred to in conjunction with this discussion.

Critical Accounting Policies and Estimates

   The SEC recently released cautionary advice regarding critical accounting policies. The SEC has defined critical policies and practices as items that are both most important to the portrayal of a company's financial condition and results, and require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. The preparation of our financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ materially from those estimates. The items in our financial statements requiring significant estimates and judgments are as follows:

 Revenue Recognition

   Contract revenue for research and development is recorded as earned based on the performance requirements of the contract. Non-refundable contract fees for which no further performance obligations exist, and for which there is no continuing involvement by us, are recognized on the earlier of when the payments are received or when collection is assured. Revenue from non-refundable upfront license fees and certain guaranteed payments where we continue involvement through development collaboration is recognized on a straight-line basis over the development period. Revenue associated with performance milestones is recognized based upon the achievement of the milestones, as defined in the respective agreements. Revenue under R&D cost reimbursement contracts or government grants is recognized as the related costs are incurred. Advance payments received in excess of amounts earned are classified as liabilities until earned. Payments received that are refundable also are classified as liabilities until the refund provision expires. We make an estimate as to the appropriate deferral period for recognition of revenue on any collaborative fees received. Changes in these estimates, due to the evolution of the development program, can have a significant effect on the timing of revenue recorded.

 Research and Development Expenses

   Research and development expenses include related salaries, contractor fees, and facility costs. R&D expenses consist of independent R&D contract costs, contract manufacturing costs and costs associated with collaborative R&D arrangements. In addition, we fund R&D at other research institutions under agreements that are generally cancelable. R&D expenses also include external activities such as investigator-sponsored trials. All such costs are charged to R&D expense systematically as incurred, which may be measured by percentage of completion, contract milestones, patient enrollment or the passage of time. At the initiation of certain contracts, we must make an estimate as to the duration and expected completion date of the contract, which may require a change due to accelerations, delays or other adjustments to the contract period or work performed. Changes in these estimates could have a significant effect on the amount of R&D costs in a specific period.

 Stock-Based Compensation

   We account for stock-based employee compensation under the intrinsic value-based method set forth by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Effective January 1, 1996, we adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. Stock or other equity-based compensation for non-employees must be accounted for under the fair value-based method as required by SFAS No. 123 and Emerging Issues Task Force (EITF) No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, and other related interpretations. Under this method, the equity-based instrument is valued at either the fair value of the consideration received or the equity instrument issued on the date of grant. The resulting compensation cost is recognized and charged to operations over the service period, which is usually the vesting period. Estimating the fair value of equity securities involves a number of judgments and variables that are subject to significant change. A change in the fair value estimate could have a significant effect on the amount of compensation cost.

Results of Operations

 Revenues

   We have received no revenues from product sales. Revenues recorded to date have consisted principally of revenues recognized under collaborations with third parties. In April 2001, we entered into a research collaboration and licensing agreement with MedImmune to develop and commercialize therapies related to our IL9 program. MedImmune is expected to fund at least $2.5 million for our research and development activities through April 2003, payable in eight equal quarterly installments. For the year ended December 31, 2001, we recognized $880,000 in revenue related to this agreement.

 Research and Development Expenses

   We recognized research and development expenses of $11.0 million, $10.1 million and $9.9 million in 2001, 2000 and 1999, respectively. Research and development expenses consist principally of personnel costs, contract research, development and manufacturing costs and facility costs. Research and development expenses increased in the year ended December 31, 2001, as compared to the same period a year ago, due to ongoing squalamine development efforts as well as additional preclinical and development activities in our trodulamine (formerly referred to as produlestan), IL9 antibody and mucoregulator programs. Research and development expenses increased in the year ended December 31, 2000, as compared to the year ended December 31, 1999, due to increases in squalamine development, clinical and manufacturing activity as well as preclinical and development activity in our mucoregulator, IL9 antibody and trodulamine programs. The level of research and development expenses in future periods will depend principally upon the progress of our research and development programs and our capital resources.

 General and Administrative Expenses

   We recognized general and administrative expenses of $3.4 million, $2.6 million and $2.9 million in 2001, 2000 and 1999, respectively. General and administrative expenses consist principally of personnel costs, professional fees and public company expenses. Such expenses have increased in the year ended December 31, 2001, as compared to the same period a year ago, due principally to increases in personnel related to general corporate activities, including business development. General and administrative expenses decreased marginally in 2000 as compared to the prior year due principally to a moderate decrease in personnel and professional fees.

 Other Income and Expense

   We recognized other income of $0.8 million, $0.9 million and $0.8 million in 2001, 2000 and 1999, respectively. We recognized other expenses of $0.2 million, $0.6 million and $0.2 million in 2001, 2000 and

1999, respectively. Other income is primarily comprised of interest income generated from cash and investments. Other expense is primarily comprised of interest expense related to our indebtedness to a bank and, through February 2001, the recognition of interest expense on the accretion from a discounted value to face value of the long-term obligation to Abbott Laboratories. Interest income decreased slightly during the year ended December 31, 2001, as compared to the same period a year ago, due to declining investment interest yields, substantially offset by higher average investment balances. Interest income increased slightly during the year ended December 31, 2000, as compared to the prior year, due to higher investment balances. Interest expense decreased during the year ended December 31, 2001, as compared to the prior year, due to rate decreases and our no longer recognizing additional interest expense on the long-term obligation to Abbott subsequent to February 2001. This obligation is now recorded at its face value. Interest expense increased during the year ended December 31, 2000, as compared to the prior year, due to recognizing additional interest expense on the long-term obligation to Abbott.

Liquidity and Capital Resources

   Cash and investments were $16.1 million at December 31, 2001 as compared to $19.0 million at December 31, 2000. The primary use of cash was to finance our operations.

   Since inception, we have funded our operations primarily from the proceeds of public and private placements of our securities totaling approximately $154.0 million since our initial public offering in December 1991 and including the following offerings in 1999, 2000 and 2001:

  .  $ 3,915,000 raised from a public offering completed in October 1999;

  .  $ 5,447,000 raised from a private placement completed in May 2000;

  .  $11,678,000 raised from a private placement completed in August 2000;

  .  $   688,000 raised from a private placement in December 2000; and

  .  $ 9,908,000 raised from a private placement completed in April 2001.

   In addition to the above, we have funded our operations from contract and grant revenues, research and development expense reimbursements, interest income, lease financing and debt financing.

   Our goal is to conduct significant research, pre-clinical development, clinical testing and manufacturing activities over the next several years. We expect that these activities, together with projected general and administrative expenses, will result in continued and significant losses.

   Current liabilities decreased by $402,000 to $5.6 million at December 31, 2001, due to the $1.4 million payment of our short-term obligation to Abbott in the first quarter of 2001 offset partially by an increase in accounts payable and accrued expenses resulting from the timing of our development contracts. Prior to 1999, we had an agreement with Abbott providing for the purchase of approximately $10.0 million of bulk drug substance for LOCILEX(TM) Cream. As FDA approval of LOCILEX(TM) Cream did not occur, we renegotiated this agreement with Abbott in 1999, paying Abbott $4.2 million and receiving partial delivery of material. An additional $3.4 million was due to Abbott and payable if we receive in excess of $10.0 million of additional funds in any year beginning in 2000, in which case 15% of such excess over $10.0 million shall be payable to Abbott. We have no further purchase commitments to Abbott, and Abbott has no further supply requirements to us. As a result of our financing activities during 2000 and other cash inflows, $1.4 million of this liability was payable and paid to Abbott on March 1, 2001. As a result of our financing activities during 2001 and other cash inflows, $480,000 of this liability becomes payable to Abbott on March 1, 2002 and thus has been included in current liabilities at December 31, 2001. The remaining amount of $1.5 million due to Abbott is included in long-term liabilities as of December 31, 2001.

   Long-term accrued development expense decreased by $431,000 to $1.6 million at December 31, 2001 due to the transfer of a portion of the amount owed Abbott to current liabilities.

   Under the terms of our $2.5 million bank debt, we make monthly interest-only payments at an annual rate of 6.753%, with principal due in June 2002. Our current intention is to refinance this loan prior to its maturity. We maintain cash and investments of $2.8 million as collateral for the obligation.

   Our capital expenditure requirements will depend upon numerous factors, including the progress of our research and development programs, the time and cost required to obtain regulatory approvals, our ability to enter into additional collaborative arrangements, the demand for products based on our technology, if and when such products are approved, and possible acquisitions of products, technologies and companies. We had no significant capital commitments as of December 31, 2001.

   In April 2001, we entered into a research collaboration and licensing agreement and a preferred stock purchase agreement with MedImmune, Inc. pursuant to which we received $10.0 million. MedImmune is expected to fund at least $2.5 million for our research and development activities through April 2003, of which $938,000 has been received through December 31, 2001. Of that amount, $880,000 was recognized as revenue and the remaining $58,000 was included in other current liabilities.

   We expect our level of research and development spending in 2002 to be approximately the same as in 2001. After considering the MedImmune transaction, and in the absence of raising additional funds or significantly reducing expenses, we believe we will have sufficient resources to sustain operations through 2002. However, we will need to raise substantial additional funds in the future to continue our research and development programs beyond 2002 and to commercialize our potential products. If we are unable to raise such funds, we may be unable to complete our development activities for any of our proposed products.

   We regularly explore alternative means of financing our operations and seek funding through various sources, including public and private securities offerings, collaborative arrangements with third parties and other strategic alliances and business transactions. We currently do not have any commitments to obtain additional funds, and may be unable to obtain sufficient funding in the future on acceptable terms. If we cannot obtain funding, we will need to delay, scale back or eliminate research and development programs or enter into collaborations with third parties to commercialize potential products or technologies that we might otherwise seek to develop or commercialize ourselves, or seek other arrangements. If we engage in collaborations, we may receive lower consideration upon commercialization of such products than if we had not entered into such arrangements, or if we entered into such arrangements at later stages in the product development process. Additional factors that may impact our ability to raise capital are described under "Risk Factors Related to Our Business."

 Contractual Cash Obligations

   The table below sets forth our contractual obligations at December 31, 2001 (in thousands):

                                                        Cash Payments Due by
                                                               Period
                                                      -------------------------
                                                       Less               After
                                                       than   1-3    4-5    5
Contractual Cash Obligations                   Total  1 year years  years years
----------------------------                   ------ ------ ------ ----- -----
Bank debt/1/ ................................  $2,500 $2,500 $   -- $ --  $ --
Abbott settlement/2/ ........................   2,009    480  1,529   --    --
Operating lease on building/3/ ..............   2,141    327    689  737   388
Operating leases and maintenance contracts on
 equipment...................................     421    196    165   57     3
R&D contracts................................     653    531     90   32    --
Clinical trial contracts.....................     704    704     --   --    --
Manufacturing contracts......................     549    549     --   --    --
                                               ------ ------ ------ ----  ----
Total contractual cash obligations...........  $8,977 $5,287 $2,473 $826  $391
                                               ====== ====== ====== ====  ====

--------
/1/We maintain cash and investments of approximately $2,792,000 as collateral for this obligation. Our current intention is to refinance this obligation prior to its maturity.
/2/Payable if we receive in excess of $10 million of additional funds in any year beginning in 2000, in which case 15% of such excess over $10 million shall be payable to Abbott.
/3/The lease provides for escalations relating to increases in the Consumer
   Price Index not to exceed 7% but no less than 3.5% beginning in December 2002. We have assumed a minimum lease payment escalation of 3.5% for the purposes of this table.

New Accounting Pronouncements

   In June 2001, the Financial Accounting Standards Board issued two statements as a result of its deliberations on the business combinations project, Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141, which eliminates the use of the pooling-of-interests method of accounting, is effective for any business combinations initiated after June 30, 2001 and also includes the criteria for the recognition of intangible assets separately from goodwill. SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001 and will require that goodwill and certain intangibles not be amortized, but rather be subject to an impairment test at least annually. SFAS Nos. 141 and 142 will not have an impact on our historical financial statements at adoption as we currently do not have any intangible assets or goodwill.

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

   As of December 31, 2001, our portfolio investments consisted of $2.0 million in cash and $14.1 million in U.S government debt instruments having a maturity of less than one year. Due to the nature of our investment portfolio, management believes that a sudden change in interest rates would not have a material effect on the value of the portfolio. Management estimates that if the average annualized yield of our investments had decreased by 100 basis points, our interest income for the year ended December 31, 2001 would have decreased by approximately $196,000. This estimate assumes that the decrease occurred on the first day of 2001 and reduced the annualized yield of each investment instrument by 100 basis points. The impact on our future interest income will depend largely on the gross amount of our investment portfolio.

   We do not currently have any significant direct foreign currency exchange rate risk.

ITEM 8. Financial Statements and Supplementary Data

   See the Index to the Consolidated Financial Statements beginning on page F-
1.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   Not applicable.

                                    PART III

   This Part incorporates certain information from our Proxy Statement for the 2002 Annual Meeting of Stockholders filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. Notwithstanding such incorporation, the sections of our 2002 Proxy Statement entitled "Report of the Compensation Committee" and "Performance Graph" shall not be deemed to be "filed" as part of this Annual Report.

ITEM 10. Directors and Executive Officers of the Registrant

   Information required by this item concerning our directors is incorporated herein by reference to our Proxy Statement for the 2002 Annual Meeting of Stockholders. Information required by this item concerning executive officers is included in Part I of this Annual Report.

ITEM 11. Executive Compensation

   Information required by this item is incorporated herein by reference from our Proxy Statement for the 2002 Annual Meeting of Stockholders.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

   Information required by this item is incorporated herein by reference from our Proxy Statement for the 2002 Annual Meeting of Stockholders.

ITEM 13. Certain Relationships and Related Transactions

   None.

                                    PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a) The following documents are filed as a part of this Annual Report:

  1. Index to Consolidated Financial Statements

                                                                          Page
                                                                          ----
       Independent Auditors' Report...................................... F-2
       Consolidated Balance Sheets....................................... F-3
       Consolidated Statements of Operations............................. F-4
       Consolidated Statements of Changes in Stockholders' Equity and
        Comprehensive Loss............................................... F-5
       Consolidated Statements of Cash Flows............................. F-6
       Notes to Consolidated Financial Statements........................ F-7

  2. Financial Statement Schedules

   All schedules have been omitted because they are not applicable or not required or the information is shown in the Consolidated Financial Statements or Notes thereto.

   3. Exhibits

   The following is a list of exhibits filed as part of this Annual Report on Form 10-K. Where so indicated by footnote, exhibits that were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated parenthetically, together with a reference to the filing indicated by footnote.

 Exhibit No.
 -----------
    3.1      Restated Certificate of Incorporation of the Registrant (Exhibit
             3.1)(2)
    3.2      Certificate of Designations, Preferences and Rights of Series A
             Preferred Stock of Genaera Corporation dated May 8, 2000 (Exhibit
             10.2)(10)
    3.3      Certificate of Ownership and Merger Merging M Merger Sub, Inc.
             with and into Magainin Pharmaceuticals Inc. dated March 9, 2001
             (Exhibit 3.5)(12)
    3.4      Certificate of Designations, Preferences and Rights of Series B
             Preferred Stock of Genaera Corporation dated April 19, 2001
             (Exhibit 3.7)(12)
    3.5      Certificate of Amendment of the Restated Certificate of
             Incorporation of Genaera Corporation dated September 5, 2001
             (Exhibit 3.8)(14)
    3.6*     By-laws of the Registrant
    4.1      Specimen copy of stock certificate for shares of Common Stock of the Registrant (Exhibit 4.1)(12)
   10.1#     1992 Stock Option Plan of the Registrant, as amended (Exhibit
             A)(3)
   10.2#     Amended 1998 Equity Compensation Plan (Exhibit 99.1)(13)
   10.3#     Form of Stock Option Agreement under Stock Option Plans (Exhibit
             4.6)(1)
   10.4#     Consulting Agreement with Michael A. Zasloff, M.D., Ph.D. (Exhibit
             10.9)(11)
   10.5#*    Amended and Restated Consulting Agreement with Michael A. Zasloff,
             M.D., Ph.D.
   10.6#     Employment Agreement with Roy C. Levitt, M.D. (Exhibit
             10.24)(4)(15)
   10.7#     Employment Agreement with Kenneth J. Holroyd, M.D. (Exhibit
             10.12)(8)

 Exhibit No.
 -----------
   10.8#     Employment Agreement with Christopher P. Schnittker (Exhibit
             10.13)(11)
   10.9#     Employment Agreement with Sean M. Johnston, Ph.D. (Exhibit
             10.14)(11)
   10.10#*   Employment Agreement with Michael E. Petrone, M.D.
   10.11#    Form and Schedule of Stock Awards to Executive Officers (Exhibit
             4.7)(7)
   10.12*    Lease with respect to Plymouth Meeting, Pennsylvania office and laboratory space dated December 13, 2001
   10.13     Patent License Agreement and Sponsored Research Agreement with The
             Children's Hospital of Philadelphia (Exhibit 10.15)(1)
   10.14     License Agreement with Multiple Peptide Systems, Inc. (Exhibit
             10.12)(1)
   10.15     Second Amendment to License Agreement with Multiple Peptide
             Systems, Inc. (Exhibit 10.30)(5)
   10.16     Assignment Agreement between Genaera Corporation, Roy C. Levitt,
             M.D. and GeneQuest, Inc. (Exhibit 10.25)(4)(15)
   10.17     Development, Supply and Distribution Agreement, effective as of
             February 12, 1997 with SmithKline Beecham Corporation (Exhibit
             10.29)(6)(15)
   10.18     Settlement and Termination Agreement between Abbott Laboratories
             Inc. and Magainin Pharmaceuticals Inc., effective September 8,
             1999 (Exhibit 99.1)(9)
   10.19     Registration Rights Agreement between Genaera Corporation and
             Genentech, Inc. dated April 28, 2000 (Exhibit 10.4)(10)
   10.20     Amended License Agreement between Genaera Corporation and Ludwig
             Institute for Cancer Research dated December 20, 1999 (Exhibit
             10.1)(12)(15)
   10.21     Second Research Agreement between Genaera Corporation and Ludwig
             Institute for Cancer Research dated December 20, 1999 (Exhibit
             10.2)(12)(15)
   10.22*+   Notice of renewal of Second Research Agreement between Genaera
             Corporation and Ludwig Institute for Cancer Research dated October
             31, 2001
   10.23     Settlement Agreement between Genaera Corporation and Genentech,
             Inc. dated April 18, 2001 (Exhibit 10.3)(12)
   10.24     Collaboration and License Agreement between Genaera Corporation and MedImmune, Inc. dated April 19, 2001 (Exhibit 10.4)(12)(15)
   10.25*    Amendment to Collaboration and License Agreement between Genaera
             Corporation and MedImmune, Inc. effective April 19, 2001
   10.26     Preferred Stock Purchase Agreement between Genaera Corporation and
             MedImmune, Inc. dated April 19, 2001 (Exhibit 10.5)(12)
   10.27*    Warrants to purchase shares of Genaera Corporation Common Stock by
             Ladenburg Thalmann dated December 12, 2001
   23.1*     Consent of KPMG LLP
   24.1*     Power of Attorney (included on signature page of this Annual
             Report on Form 10-K)

--------
   Explanation of Footnotes to Listing of Exhibits:

  *  Filed herewith.
  #  Compensation plans and arrangements for executives and others.
  + Confidential treatment has been requested as to certain portions of this exhibit. The omitted portions have been separately filed with the Securities and Exchange Commission.

  (1) Filed as an Exhibit to Registration Statement (No. 33-43579) on Form S-1 filed with the Securities and Exchange Commission on October 24, 1991.
  (2) Filed as an Exhibit to the Annual Report on Form 10-K for the year ended June 30, 1992 filed with the Securities and Exchange Commission on September 24, 1992.
  (3) Filed as an Exhibit to the Proxy Statement for the 1996 Annual Meeting of Stockholders.
  (4) Filed as an Exhibit to the Annual Report on Form 10-K for the year ended December 31, 1995 filed with the Securities and Exchange Commission on March 29, 1996.
  (5) Filed as an Exhibit to the Form 10-Q for the quarter ended September 30, 1996 filed with the Securities and Exchange Commission on November 14, 1996.
  (6) Filed as an Exhibit to the Annual Report on Form 10-K for the year ended December 31, 1996 filed with the Securities and Exchange Commission on March 31, 1997.
  (7) Filed as an Exhibit to Registration Statement (No. 333-62073) on Form S-8 filed with the Securities and Exchange Commission on August 21, 1998.
  (8) Filed as an Exhibit to the Annual Report on Form 10-K/A for the year ended December 31, 1998, filed with the Securities and Exchange Commission on March 19, 1999.
  (9) Filed as an Exhibit to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 1999.
  (10) Filed as an Exhibit to the Form 10-Q for the quarter ended June 30, 2000 filed with the Securities and Exchange Commission on August 14, 2000.
  (11) Filed as an Exhibit to the Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on March 16, 2001.
  (12) Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 filed with the Securities and Exchange Commission on May 11, 2001.
  (13) Filed as an Exhibit to Registration Statement (No. 333-69824) on Form S-8 filed with the Securities and Exchange Commission on September 21, 2001.
  (14) Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 filed with the Securities and Exchange Commission on November 2, 2001.
  (15) Portions of this Exhibit were omitted and filed separately with the Securities and Exchange Commission pursuant to an order granting confidential treatment.

    (b) Reports on Form 8-K:

   We filed a Current Report on Form 8-K on November 21, 2001 regarding our filing of a universal shelf registration statement.

   We filed a Current Report on Form 8-K on November 26, 2001 regarding our letter to Merlin BioMed Group LLC.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          GENAERA CORPORATION

                                                     /s/ Roy C. Levitt
Date: March 26, 2002                      By: _________________________________
                                                    Roy C. Levitt, M.D.
                                                 President, Chief Executive
                                                    Officer and Director

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

              Signature                                   Title                            Date
              ---------                                   -----                            ----

      /s/ Michael R. Dougherty         Chairman and Director                          March 26, 2002
--------------------------------------
         Michael R. Dougherty

         /s/ Bernard Canavan           Director                                       March 26, 2002
--------------------------------------
        Bernard Canavan, M.D.

          /s/ R. Frank Ecock           Director                                       March 26, 2002
--------------------------------------
            R. Frank Ecock

         /s/ Zola P. Horovitz          Director                                       March 26, 2002
--------------------------------------
       Zola P. Horovitz, Ph.D.

          /s/ Roy C. Levitt            President, Chief Executive Officer and         March 26, 2002
-------------------------------------- Director (Principal Executive Officer)
         Roy C. Levitt, M.D.

        /s/ Charles A. Sanders         Director                                       March 26, 2002
--------------------------------------
       Charles A. Sanders, M.D.

    /s/ Christopher P. Schnittker      Vice President and Chief Financial Officer     March 26, 2002
-------------------------------------- (Principal Financial and Accounting Officer)
      Christopher P. Schnittker

        /s/ Robert F. Shapiro          Director                                       March 26, 2002
--------------------------------------
          Robert F. Shapiro

       /s/ James B. Wyngaarden         Director                                       March 26, 2002
--------------------------------------
      James B. Wyngaarden, M.D.

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

Consolidated Statements of Cash Flows.................................... F-6

Notes to Consolidated Financial Statements............................... F-7

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Genaera Corporation:

   We have audited the accompanying consolidated balance sheets of Genaera Corporation (formerly Magainin Pharmaceuticals Inc.) and subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity and comprehensive loss and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Genaera Corporation and subsidiary as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Princeton, New Jersey
February 15, 2002

                       GENAERA CORPORATION AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)

                                                              December 31,
                                                            ------------------
                                                              2001      2000
                                                            --------  --------
                          ASSETS
Current assets:
  Cash and cash equivalents................................ $  1,973  $    599
  Short-term investments (NOTE 3)..........................   14,105    18,434
  Prepaid expenses and other...............................      218       345
                                                            --------  --------
    Total current assets...................................   16,296    19,378
Fixed assets, net (NOTE 4).................................    1,456     1,144
Other assets...............................................       64       179
                                                            --------  --------
      Total assets......................................... $ 17,816  $ 20,701
                                                            ========  ========
           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses (NOTE 5)........... $  2,521  $  2,093
  Notes payable (NOTE 6)...................................    2,500     2,500
  Accrued development expense--short-term (NOTE 15)........      480     1,392
  Other current liabilities................................       82        --
                                                            --------  --------
    Total current liabilities..............................    5,583     5,985
Accrued development expense--long-term (NOTE 15)...........    1,529     1,967
Other liabilities..........................................       50        43
Series A redeemable convertible preferred stock
 (liquidation value of $1,044 and $1,233 at December 31,
 2001 and December 31, 2000, respectively) (NOTE 7)........    1,044     1,233
Commitments, contingencies and other matters (NOTE 15).....
Stockholders' equity:
  Preferred stock--$.001 par value; 9,211 shares
   authorized; 0.9 and 1.2 shares issued and outstanding as
   Series A redeemable convertible preferred stock at
   December 31, 2001 and December 31, 2000, respectively;
   10.0 shares issued and outstanding as Series B
   convertible preferred stock at December 31, 2001
   (liquidation value of $10,000); none issued at December
   31, 2000................................................       --        --
  Common stock--$.002 par value; 75,000 shares authorized;
   32,864 and 32,393 shares issued and outstanding at
   December 31, 2001 and December 31, 2000, respectively...       66        65
  Additional paid-in capital...............................  180,112   168,967
  Accumulated other comprehensive income--unrealized gain
   on investments..........................................       23         9
  Accumulated deficit...................................... (170,591) (157,568)
                                                            --------  --------
    Total stockholders' equity.............................    9,610    11,473
                                                            --------  --------
      Total liabilities and stockholders' equity........... $ 17,816  $ 20,701
                                                            ========  ========

                See accompanying notes to financial statements.

                       GENAERA CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                   Year Ended December 31,
                                                  ----------------------------
                                                    2001      2000      1999
                                                  --------  --------  --------
Collaborative research agreement revenues.......  $    880  $     --  $     --
                                                  --------  --------  --------
Costs and expenses:
  Research and development......................    10,974    10,074     9,876
  General and administrative....................     3,423     2,583     2,870
                                                  --------  --------  --------
                                                    14,397    12,657    12,746
                                                  --------  --------  --------
Loss from operations............................   (13,517)  (12,657)  (12,746)
Interest income.................................       849       883       755
Interest expense................................      (244)     (605)     (225)
                                                  --------  --------  --------
Net loss........................................   (12,912)  (12,379)  (12,216)
Dividends on preferred stock....................       111        45        --
                                                  --------  --------  --------
Net loss applicable to common stockholders......  $(13,023) $(12,424) $(12,216)
                                                  ========  ========  ========
Net loss applicable to common stockholders per
 share--basic and diluted.......................  $  (0.40) $  (0.42) $  (0.52)
                                                  ========  ========  ========
Weighted average shares outstanding--basic and
 diluted........................................    32,711    29,375    23,706
                                                  ========  ========  ========
Pro forma amounts assuming the new revenue
 recognition principle is applied retroactively:
  Net loss......................................                      $(11,058)
                                                                      ========
  Net loss applicable to common stockholders....                      $(11,058)
                                                                      ========
  Net loss applicable to common stockholders per
   share--basic and diluted.....................                      $  (0.47)
                                                                      ========



                See accompanying notes to financial statements.

                       GENAERA CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CHANGES IN
                  STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS
                                 (In thousands)

                           Common Stock               Accumulated
                         ---------------- Additional     Other                     Total
                          Number           Paid-in   Comprehensive Accumulated Stockholders'
                         of Shares Amount  Capital   Income (Loss)   Deficit      Equity
                         --------- ------ ---------- ------------- ----------- -------------
Balance at December 31,
 1998...................  22,910    $46    $147,553       $ 9       $(132,928)   $ 14,680
 Exercise of stock
  options, issuance of
  stock and
  compensation expense
  under option grants
  and stock awards......      33     --         195        --              --         195
 Common stock issued
  pursuant to public
  offering..............   4,000      8       3,907        --              --       3,915
 Comprehensive loss:
   Net loss.............      --     --          --        --         (12,216)    (12,216)
   Carrying value
    adjustment..........      --     --          --       (22)             --         (22)
                          ------    ---    --------       ---       ---------    --------
   Total comprehensive
    loss................      --     --          --        --              --     (12,238)
                          ------    ---    --------       ---       ---------    --------
Balance at December 31,
 1999...................  26,943     54     151,655       (13)       (145,144)      6,552
 Exercise of stock
  options and
  compensation expense
  under option grants
  and stock awards......     211      1         697        --              --         698
 Common stock issued
  pursuant to
  collaboration
  agreement.............   1,086      2       4,945        --              --       4,947
 Common stock issued
  pursuant to private
  placement.............   4,153      8      11,670        --              --      11,678
 Dividends on preferred
  stock.................      --     --          --        --             (45)        (45)
 Comprehensive loss:
   Net loss.............      --     --          --        --         (12,379)    (12,379)
   Carrying value
    adjustment..........      --     --          --        22              --          22
                          ------    ---    --------       ---       ---------    --------
   Total comprehensive
    loss................      --     --          --        --              --     (12,357)
                          ------    ---    --------       ---       ---------    --------
Balance at December 31,
 2000...................  32,393     65     168,967         9        (157,568)     11,473
 Exercise of stock
  options and
  compensation expense
  under option grants
  and stock awards......     471      1       1,237        --              --       1,238
 Convertible preferred
  stock issued..........      --     --       9,908        --              --       9,908
 Dividends on preferred
  stock.................      --     --          --        --            (111)       (111)
 Comprehensive loss:
   Net loss.............      --     --          --        --         (12,912)    (12,912)
   Carrying value
    adjustment..........      --     --          --        14              --          14
                          ------    ---    --------       ---       ---------    --------
   Total comprehensive
    loss................      --     --          --        --              --     (12,898)
                          ------    ---    --------       ---       ---------    --------
Balance at December 31,
 2001...................  32,864    $66    $180,112       $23       $(170,591)   $  9,610
                          ======    ===    ========       ===       =========    ========

                See accompanying notes to financial statements.

                       GENAERA CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                   Year Ended December 31,
                                                  ----------------------------
                                                    2001      2000      1999
                                                  --------  --------  --------
Cash Flows From Operating Activities:
  Net loss....................................... $(12,912) $(12,379) $(12,216)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization................      838       920     1,004
    Amortization of investment
     discounts/premiums..........................     (663)     (654)     (493)
    Compensation expense on option grants and
     equity awards...............................      373       248       195
    Receipt and retirement of Series A redeemable
     convertible preferred stock.................     (300)       --        --
  Changes in operating assets and liabilities:
    Prepaid expenses and other...................      242      (230)      (39)
    Accounts payable and accrued expenses........      428     1,429    (7,989)
    Accrued development expenses.................   (1,350)      397     2,962
    Other liabilities............................       89       (10)       (5)
                                                  --------  --------  --------
Net cash used in operating activities............  (13,255)  (10,279)  (16,581)
                                                  --------  --------  --------
Cash Flows From Investing Activities:
  Purchase of investments........................  (34,173)  (30,574)  (31,780)
  Proceeds from maturities of investments........   39,179    21,025    41,418
  Proceeds from sale of investments..............       --        --     1,000
  Capital expenditures...........................   (1,150)     (271)      (32)
                                                  --------  --------  --------
Net cash provided by (used in) investing
 activities......................................    3,856    (9,820)   10,606
                                                  --------  --------  --------
Cash Flows From Financing Activities:
  Payments of notes payable......................       --        --    (2,500)
  Proceeds from notes payable....................       --        --     2,500
  Proceeds from issuance of Series A redeemable
   convertible preferred stock...................       --     1,188        --
  Net proceeds from issuance of Series B
   convertible preferred stock...................    9,908        --        --
  Net proceeds from issuance of common stock.....       --    16,625     3,915
  Proceeds from exercise of options..............      865       450        --
                                                  --------  --------  --------
Net cash provided by financing activities........   10,773    18,263     3,915
                                                  --------  --------  --------
Net increase (decrease) in cash and cash
 equivalents.....................................    1,374    (1,836)   (2,060)
Cash and cash equivalents at beginning of
 period..........................................      599     2,435     4,495
                                                  --------  --------  --------
Cash and cash equivalents at end of period....... $  1,973  $    599  $  2,435
                                                  ========  ========  ========
Supplemental Cash Flow Information:
  Cash paid during the period for interest....... $    208  $    205  $    223
                                                  ========  ========  ========

                See accompanying notes to financial statements.

                       GENAERA CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. The Company

   Genaera Corporation ("Genaera" or the "Company"), a Delaware corporation, was incorporated on June 29, 1987. Genaera is a biopharmaceutical company committed to developing medicines for serious diseases from genomics and natural products. The Company's research and development efforts are focused on anti-angiogenesis, obesity, infectious diseases and respiratory diseases. On March 9, 2001, the Company changed its name from Magainin Pharmaceuticals Inc. to Genaera Corporation.

   The Company is managed and operated as one business. A single management team that reports to the Chief Executive Officer comprehensively manages the entire business. Accordingly, the Company does not prepare discrete financial information with respect to separate product areas or by location, and does not have separately reportable segments as defined by Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosures about Segments of an Enterprise and Related Information.

NOTE 2. Summary of Significant Accounting Policies

   Use of Estimates--The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and related notes. Actual results could differ from those estimates

   Cash and Cash Equivalents--The Company considers all highly liquid investment instruments purchased with a maturity of three months or less to be cash equivalents.

   Investments--Investments purchased with a maturity of more than three months, and that mature less than twelve months from the balance sheet date, are classified as short-term investments. Long-term investments are those with maturities greater than twelve months from the balance sheet date. The Company generally holds investments to maturity; however, since the Company may, from time to time, sell securities to meet cash requirements, the Company classifies its investments as available-for-sale as defined by SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Available-for-sale securities are carried at market value with unrealized gains and losses, which are temporary, reported as a separate component of stockholders' equity. Gross realized gains and losses on the sales of investment securities are determined on the specific identification method.

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

   Revenue Recognition--In December 1999, the staff of the U.S. Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements, including the recognition of non-refundable fees received upon entering into arrangements ("up-front fees"). In previous years, prior to SAB 101, the Company recognized up-front fees in the period in which they were received. Post implementation of SAB 101, any revenues from research and development arrangements are recognized in accordance with the terms of the related agreements, either as services are performed or as milestones are achieved. Revenues related to up-front fees are now deferred and recognized over specified future performance periods.

                      GENAERA CORPORATION AND SUBSIDIARY

   The Company implemented SAB 101, as amended, effective January 1, 2000. The adoption of this new accounting principle did not have an impact on the Company's results of operations for the year ended December 31, 2000. For the year ended December 31, 1997, the Company recognized revenues of $5,000,000 related to a non-refundable, up-front license fee received in connection with a collaboration agreement with GlaxoSmithKline for LOCILEX(TM) Cream. On a pro forma basis under SAB 101, this fee would have been deferred and amortized over an estimated development period of approximately 29 months. In 1999, as a result of the Food and Drug Administration's ("FDA") decision not to approve LOCILEX(TM) Cream, the Company was no longer required to perform development activities pursuant to this agreement. The pro forma effects of retroactive application of this new revenue recognition principle on net loss and net loss applicable to common stockholders, and related per share amounts, for the year ended December 31, 1999 are presented in the accompanying consolidated statements of operations.

   Research and Development--Research and development ("R&D") expenses include related salaries, contractor fees, and facility costs. R&D expenses consist of independent R&D contract costs, contract manufacturing costs and costs associated with collaborative R&D arrangements. In addition, the Company funds R&D at other research institutions under agreements that are generally cancelable. R&D expenses also include external activities such as investigator-sponsored trials. All such costs are charged to R&D expense systematically as incurred, which may be measured by contract milestones, patient enrollment or the passage of time.

   Patent Costs--Patent-related costs, including professional fees and filing fees, are expensed as incurred.

   Lease Expense--Expense related to the facility lease is recorded on a straight-line basis over the lease term. The difference between rent expense incurred and the amount paid is recorded as deferred rent and is amortized over the lease term.

   Stock-Based Compensation--The Company accounts for stock-based employee compensation under the intrinsic value-based method set forth by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Effective January 1, 1996, the Company adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for stock-based compensation issued to employees. Stock or other equity-based compensation for non-employees must be accounted for under the fair value-based method as required by SFAS No. 123 and Emerging Issues Task Force (EITF) No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, and other related interpretations. Under this method, the equity-based instrument is valued at either the fair value of the consideration received or the equity instrument issued on the date of grant. The resulting compensation cost is recognized and charged to operations over the service period, which is usually the vesting period.

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

   Loss Per Share--The Company calculates loss per share under the provisions of SFAS No. 128, Earnings Per Share. SFAS No. 128 requires a dual presentation of "basic" and "diluted" loss per share on the face of the income statement. Basic loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during each period. Diluted loss per share includes the dilutive effect, if any, from the potential exercise or conversion of securities, such as stock options and warrants, which

                       GENAERA CORPORATION AND SUBSIDIARY
would result in the issuance of shares of common stock. Basic and diluted loss per share amounts are the same because the Company reported a loss for all periods presented.

   Comprehensive Income--SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting of comprehensive income and its components. Comprehensive income consists of reported net income or loss and "other comprehensive income" (i.e., other gains and losses affecting stockholders' equity that, under generally accepted accounting principals, are excluded from net income or loss as reported on the statement of operations). With regard to the Company, other comprehensive income consists of unrealized gains and losses on marketable securities.

   New Accounting Pronouncements--In June 2001, the Financial Accounting Standards Board issued two statements as a result of its deliberations on the business combinations project, SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141, which eliminates the use of the pooling-of-interests method of accounting, is effective for any business combinations initiated after June 30, 2001 and also includes the criteria for the recognition of intangible assets separately from goodwill. SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001 and will require that goodwill and certain intangibles not be amortized, but rather be subject to an impairment test at least annually. SFAS Nos. 141 and 142 will not have an impact on the Company's historical financial statements at adoption as the Company currently does not have any intangible assets or goodwill.

NOTE 3. Investments

   The Company invests in securities of the U.S. Treasury and U.S. government agencies. Excess cash is invested on a short-term basis in U.S. government-based money market funds. The Company had unrealized gains of $23,000 and $9,000 at December 31, 2001 and 2000, respectively. The Company has not realized any losses on its investments during the years ended December 31, 2001, 2000 or 1999.

NOTE 4. Fixed Assets

   Fixed assets are stated at cost and are summarized as follows (in thousands):

                                                      December 31, December 31,
                                                          2001         2000
                                                      ------------ ------------
   Laboratory and office equipment...................   $ 3,862      $ 3,536
   Leasehold improvements............................     1,437        1,149
   Construction in progress..........................       430           --
                                                        -------      -------
                                                          5,729        4,685
   Less accumulated depreciation and amortization....    (4,273)      (3,541)
                                                        -------      -------
                                                        $ 1,456      $ 1,144
                                                        =======      =======

                       GENAERA CORPORATION AND SUBSIDIARY

NOTE 5. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following (in thousands):

                                                       December 31, December 31,
                                                           2001         2000
                                                       ------------ ------------
   Accounts payable...................................    $  476       $  190
   Manufacturing development costs....................       549          710
   Clinical and regulatory costs......................       481          444
   Employee compensation..............................       463           --
   Professional fees..................................       249          428
   Preclinical costs..................................       237          222
   Other..............................................        66           99
                                                          ------       ------
                                                          $2,521       $2,093
                                                          ======       ======

NOTE 6. Note Payable

   In the second quarter of 2001, the Company refinanced its $2,500,000 note payable with the same bank. Under the terms of this arrangement, the Company makes monthly interest-only payments at an annual rate of 6.753%, with principal due in June 2002. The Company maintains cash and investments of approximately $2,792,000 as collateral for the note payable. The Company's current intention is to refinance this loan prior to its maturity. Interest expense related to this note payable for the years ended December 31, 2001, 2000 and 1999 was approximately $196,000, $208,000 and $190,000, respectively.

NOTE 7. Preferred Stock

   The Company's certificate of incorporation provides the board of directors the power to issue shares of preferred stock without stockholder approval. This preferred stock could have voting rights, including voting rights that could be superior to that of the Company's common stock, and the board of directors has the power to determine these voting rights. As of December 31, 2001, the Company's board of directors has designated 80,000 shares of preferred stock as Series A redeemable convertible preferred stock (the "Series A Preferred Stock"), 888 shares of which are outstanding and issued to Genentech, Inc., and 10,000 shares of preferred stock as Series B convertible preferred stock (the "Series B Preferred Stock"), all of which are outstanding and issued to MedImmune, Inc. The issuances to both Genentech and MedImmune were in connection with collaborative agreements (see "NOTE 12. Collaborative Agreements"). The Series B Preferred Stock was purchased by MedImmune in April 2001 for $10,000,000.

   The Series A Preferred Stock is convertible, in whole or in part, at the Company's (subject to defined limitations) or holder's option, into shares of the Company's common stock at a conversion rate determined by dividing the original issue price of $1,000 per share ("Original Issue Price") by the 5-day average closing price of the common stock as of the conversion date. Shares of the Series A Preferred Stock issued before May 10, 2005 are convertible at any one date during the six-month period beginning on May 10, 2005. Shares of the Series A Preferred Stock issued on or after May 10, 2005 are convertible at any one date during the six-month period beginning on December 31, 2008. In addition, the Series A Preferred Stock shall also be convertible at the holder's option after November 10, 2000 (1) in the event of a merger, consolidation or sale of substantially all of the assets of the Company or (2) at any time following the first date when the total number of common shares outstanding, on a fully-diluted and as-converted basis, multiplied by the preceding 10-day average closing price of such date is less than 500% of the aggregate Original Issue Price plus accrued and unpaid cumulative dividends on the Series A Preferred Stock. In any event, the aggregate number of common shares issued upon conversion of the shares of Series A Preferred Stock shall not exceed 5,388,595 shares nor

                       GENAERA CORPORATION AND SUBSIDIARY
shall such aggregate conversions result in Genentech beneficially owning more than 10% of the Company's common stock. In the event of a conversion which would exceed these limits, the Company would be required to redeem such shares at a cash redemption price of $1,000 per share plus accrued and unpaid cumulative dividends to the date of conversion. The Series A Preferred Stock may also be redeemed, in whole or in part, at any time at the Company's option at a cash redemption price of $1,000 per share plus accrued and unpaid cumulative dividends to the date of redemption. The Series A Preferred Stock ranks senior to the Company's common stock as to liquidation and dividend rights. In the event of any liquidation, dissolution or winding up of the Company, the Series A Preferred Stock has a liquidation preference of $1,000 per share plus accumulated and unpaid cumulative dividends to the date of liquidation. Cumulative preferred dividends under the Series A Preferred Stock are payable in arrears on a quarterly basis at an annual rate of the prime rate plus 2%. Preferred dividends of $156,000 have been accrued as of December 31, 2001 on the Series A Preferred Stock. Holders of the Series A Preferred Shares have limited voting rights and generally do not have the right to vote on matters submitted to the holders of the Company's common stock.

   Prior to April 19, 2006, the Series B Preferred Stock is convertible, in whole or in part, at the holder's option, into shares of the Company's common stock at a conversion rate of 200 shares of common stock for each share of Series B Preferred Stock. The maximum aggregate number of common shares issued upon a conversion of all of the shares of Series B Preferred Stock before April 19, 2006 is 2,000,000 shares. The Series B Preferred Stock is convertible after April 19, 2006, in whole or in part, at the Company's or holder's option, into shares of the Company's common stock at a conversion rate determined by dividing the original issue price of $1,000 per share by the lesser of (i) $5.00 or (ii) the 20-day average closing price of the common stock as of the conversion date (the "Post-April 19, 2006 Conversion Rate"). However, the Company may not exercise its option to convert if the closing price of the common stock is less than $2.15 per share on the day prior to notice of conversion. In addition, the Series B Preferred Stock shall be automatically convertible at any time in the event of a merger, consolidation or sale of substantially all of the assets of the Company (a "Merger Event"), at the Post-April 19, 2006 Conversion Rate. The maximum aggregate number of common shares issued upon conversion of all of the shares of Series B Preferred Stock after April 19, 2006 or at any time as a result of a Merger Event is 4,642,741 shares of common stock. The Series B Preferred Stock may also be redeemed, in whole or in part, at any time at the Company's option at a cash redemption price of $1,000 per share plus accrued and unpaid cumulative dividends to the date of redemption. Holders of the Series B Preferred Stock have no rights to dividends other than the right to participate in any dividends that may be declared on the Company's common stock based on the conversion of such Series B Preferred Stock shares into common stock. With respect to liquidation and dividend rights, the Series B Preferred Stock ranks senior to the Company's common stock and junior to the Company's Series A Preferred Stock. In the event of any liquidation, dissolution or winding up of the Company, the Series B Preferred Stock has a liquidation preference of $1,000 per share plus accrued and unpaid cumulative dividends to the date of liquidation. Holders of the Series B Preferred Shares have limited voting rights and generally do not have the right to vote on matters submitted to the holders of the Company's common stock.

NOTE 8. Common Stock

   In May 2000, the Company issued 1,085,973 shares of its common stock to Genentech for approximately $5,000,000 less issuance costs.

   In August 2000, the Company sold 4,153,196 shares of its common stock, through a private placement, at a price of $3.00 per share. Net proceeds to the Company from the offering totaled approximately $11,678,000, after offering costs, which included a cash fee paid and warrants (see "NOTE 9. Warrants").

   In May 2001, the Company increased the number of shares of its authorized common stock to 75,000,000 shares.

                       GENAERA CORPORATION AND SUBSIDIARY

NOTE 9. Warrants

   In connection with its August 2000 private placement, the Company granted to the placement agent warrants to purchase 167,166 shares of the Company's common stock at an exercise price of $3.50 per share. These warrants expire on August 17, 2007 and are subject to adjustment under certain circumstances. Such circumstances include the issuance of shares of common stock by the Company for a consideration per share less than the exercise price of the warrants, and the issuance by the Company of securities convertible into shares of common stock for which the exercise or conversion price, when added to the purchase price of such convertible securities, is less than the exercise price of the warrants. All such warrants are currently exercisable.

   In connection with the execution of an agreement with an investment bank to provide future financing to the Company, on December 12, 2001 the Company granted to the investment bank two separate warrants to purchase 50,000 shares and 200,000 shares of the Company's common stock at an exercise price of $3.79 per share. The warrant to purchase 50,000 shares vests either (i) equally in four installments on the first through fourth 3-month anniversaries of the date of grant or (ii) entirely upon the closing of a financing with aggregate gross proceeds of not less than $15,000,000. The warrant to purchase 200,000 shares was cancelled without vesting subsequent to December 31, 2001 as a result of the investment bank's termination by the Company. The warrant to purchase 50,000 shares of common stock expires on December 12, 2006. The compensation expense for the warrant to purchase 50,000 shares of common stock granted to this investment bank is recognized over the respective service period in accordance with vesting provisions. Compensation expense related to this warrant for the year ended December 31, 2001 was approximately $13,000 determined using a Black-Scholes valuation model. The amount of compensation expense recognized in future years is subject to adjustment based upon changes in the price of the Company's common stock and other measures of fair value.

NOTE 10. Common Stock Options and Restricted Common Stock Awards

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

   The plans provide for the granting of incentive stock options and nonqualified stock options and are administered by a committee of the Company's board of directors. The committee has the authority to determine the term during which an option may be exercised (provided that no option may have a term of more than 10 years), the exercise price of an option, and the rate at which options may be exercised. Incentive stock options may be granted only to employees of the Company. Nonqualified stock options may be granted to employees, directors or consultants of the Company. The exercise price of options under the 1992 Plan and the 1998 Plan cannot be less than the fair market value of the underlying common stock on the date of the grant.

                       GENAERA CORPORATION AND SUBSIDIARY

   A summary of the status of the Company's stock options as of December 31, 2001, 2000 and 1999, and changes during the years ended on those dates, is presented below (in thousands, except per share data):

                                  2001                   2000                   1999
                          ---------------------- ---------------------- ----------------------
                                     Weighted               Weighted               Weighted
                                     Average                Average                Average
                          Shares  Exercise Price Shares  Exercise Price Shares  Exercise Price
                          ------  -------------- ------  -------------- ------  --------------
Outstanding at beginning
 of year................  3,680       $4.51      3,662       $4.70      3,588       $5.94
Granted.................    832       $3.36        760       $3.89        833       $1.96
Exercised...............   (424)      $2.05       (171)      $2.63         (1)      $0.07
Forfeited...............   (343)      $3.63       (571)      $5.67       (758)      $7.46
                          -----                  -----                  -----
Outstanding at end of
 year...................  3,745       $4.62      3,680       $4.51      3,662       $4.70
                          =====                  =====                  =====
Exercisable at end of
 year...................  2,057       $5.70      2,109       $5.28      2,141       $4.71
                          =====                  =====                  =====

   The following table summarizes information about stock options outstanding and exercisable as of December 31, 2001 (in thousands, except per share data):

                                       Options Outstanding                    Options Exercisable
                          --------------------------------------------- --------------------------------
                                      Weighted Average
                            Shares       Remaining     Weighted Average   Shares    Weighted Average
Range of Exercise Prices  Outstanding Contractual Life  Exercise Price  Exercisable  Exercise Price
------------------------  ----------- ---------------- ---------------- ----------- ----------------
$1.03--$ 2.72...........       727       7.9 Years          $1.97            288         $1.84
$2.97--$ 3.50...........       674       7.8 Years          $3.19            345         $3.21
$3.61--$ 3.94...........       867       7.6 Years          $3.68            250         $3.76
$4.31--$ 5.75...........       705       6.6 Years          $4.84            404         $5.07
$7.13--$16.75...........       772       4.5 Years          $9.20            770         $9.21
                             -----                                         -----
$1.03--$16.75...........     3,745       6.9 Years          $4.62          2,057         $5.70
                             =====                                         =====

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

                                                   2001      2000      1999
                                                 --------  --------  --------
   Net loss applicable to common stockholders:
     As reported................................ $(13,023) $(12,424) $(12,216)
     Pro forma.................................. $(15,799) $(14,991) $(14,966)
   Net loss applicable to common stockholders
    per share--basic and diluted:
     As reported................................ $  (0.40) $  (0.42) $  (0.52)
     Pro forma.................................. $  (0.48) $  (0.51) $  (0.63)

                       GENAERA CORPORATION AND SUBSIDIARY

   The resulting effect on pro forma net loss and pro forma net loss per share disclosed above may not be representative of the effects on a pro forma basis in future years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                 2001       2000       1999
                                              ---------- ---------- ----------
   Range of risk free interest rates......... 4.2%--5.2% 5.4%--6.7% 5.0%--6.4%
   Dividend yield............................     0%         0%         0%
   Volatility factor.........................    100%       100%       86%
   Weighted average expected life of options
    (in years)...............................    7.0        7.3        6.0
   Weighted average fair value of options
    granted during the year..................   $2.81      $3.32      $1.54

   The 1998 Plan also provides for the issuance of common stock awards, up to a maximum of 375,000 shares. Such awards shall be made subject to such performance requirements, vesting provisions, transfer restrictions or other restrictions and conditions as a committee of the Company's board of directors may determine. As of December 31, 2001, a total of 206,000 shares have been awarded under the 1998 Plan, vesting over a four-year period from the award date. The cost of these awards will be recognized as expense over the vesting period. As of December 31, 2001, 117,625 shares have been issued pursuant to the vesting of these awards. Compensation expense related to these stock awards for the years ended December 31, 2001, 2000 and 1999 was approximately $209,000, $194,000 and $158,000, respectively.

   The Company granted options to purchase 25,000 and 15,000 shares of the Company's common stock to consultants in the years ended December 31, 2000 and 1999, respectively. The compensation expense for options granted to consultants is recognized over the respective service periods ranging up to one year or in accordance with vesting provisions. Compensation expense related to these options for the years ended December 31, 2001, 2000 and 1999 was approximately $70,000, $11,000 and $37,000, respectively. The amount of compensation expense recognized in future years is subject to adjustment based upon changes in the price of the Company's common stock and other measures of fair value.

   The Company recorded compensation expense of approximately $73,000 and $18,000 for the years ended December 31, 2001 and 2000, respectively, related to a former officer who entered into a consulting contract in 2000 with the Company subsequent to his employment and retained unvested options to purchase 97,500 shares of the Company's common stock after his transition to non-employee status. The amount of compensation expense recognized in future years on these unvested options is subject to adjustment based upon changes in the price of the Company's common stock and other measures of fair value.

NOTE 11. Income Taxes

   As of December 31, 2001, the Company has approximately $102,445,000 of net operating loss ("NOL") carryforwards for federal income tax purposes (expiring in years 2003 through 2021). In addition, the Company has NOL carryforwards for state income tax purposes of approximately $66,576,000 (expiring in years 2005 through 2011). Pennsylvania has a $2,000,000 annual limitation on the utilization of NOL carryforwards, thus the Company is not likely to utilize most of its state NOL carryforwards. The Company also has approximately $6,609,000 of research and development tax credits carryforwards available to offset future federal income tax liability (expiring in years 2005 through 2021). The NOL carryforward differs from the accumulated deficit principally due to differences in the recognition of certain expenses between financial and federal tax reporting. Additionally, at December 31, 2001, a portion of the gross deferred tax asset will reduce equity to the extent that such assets are realized.

                       GENAERA CORPORATION AND SUBSIDIARY

   Under the Tax Reform Act of 1986, the utilization of a corporation's NOL carryforward and research and development tax credits are limited following a change in ownership of greater than 50% within a three-year period. Due to the Company's prior equity transactions, the Company's net operating loss and tax credit carryforwards may be subject to an annual limitation generally determined by multiplying the market value of the Company on the date of the ownership change by the federal long-term tax-exempt rate. Any amount exceeding the annual limitation may be carried forward to future years for the balance of the NOL and tax credit carryforward period.

   Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Due to the uncertainty of the Company's ability to realize the benefit of the deferred tax asset, the deferred tax assets are fully offset by a valuation allowance at December 31, 2001 and 2000. The net change in the valuation allowance for deferred tax assets at December 31, 2001 and 2000 was an increase of $3,856,000 and $6,177,000, respectively. The expected tax benefit calculated using a federal statutory tax rate of 34% has been reduced to an actual benefit of zero due primarily to the aforementioned valuation allowance.

   Significant components of the net deferred tax assets as of December 31, 2001 and 2000 consists of the following (in thousands):

                                                               2001      2000
                                                             --------  --------
   Deferred tax assets:
     Net operating losses................................... $ 42,507  $ 36,150
     Research credits.......................................    6,609     6,238
     Capitalized research and development...................   28,485    30,915
     Accrued expenses, reserves and other...................      902     1,272
     Depreciation...........................................      243       315
                                                             --------  --------
                                                               78,746    74,890
   Valuation allowance......................................  (78,746)  (74,890)
                                                             --------  --------
   Deferred tax assets, net................................. $     --  $     --
                                                             ========  ========

NOTE 12. Collaborative Arrangements

   In February 1997, the Company entered into a development, supply and distribution agreement in North America with GlaxoSmithKline for LOCILEX(TM) Cream (the "GlaxoSmithKline Agreement"). GlaxoSmithKline has paid the Company $10,000,000 under this agreement. The Company had hoped to commercialize LOCILEX(TM) Cream in the near-term. However, with the FDA's decision not to approve LOCILEX(TM) Cream, near-term commercialization will not occur, and the Company will generate no revenues from LOCILEX(TM) Cream in the near future. The GlaxoSmithKline Agreement also gives GlaxoSmithKline rights to terminate the arrangement, and, under certain conditions, the right to negotiate for rights to another Genaera product development candidate. GlaxoSmithKline remains the Company's exclusive sales, marketing and distribution partner for the North American territory for LOCILEX(TM) Cream.

   In May 2000, the Company entered into a research, development and commercialization collaboration agreement with Genentech Inc. related to the Company's IL9 antibody development program and related

                       GENAERA CORPORATION AND SUBSIDIARY
respiratory technology (the "Genentech Agreement"), which replaced a December 1998 collaboration agreement. The Company and Genentech simultaneously executed a Stock Purchase Agreement (the "Stock Purchase Agreement") pursuant to which the Company received from Genentech approximately $5,000,000 in exchange for the issuance of 1,085,973 shares of its common stock and $500,000 for the issuance of 500 shares of its Series A Preferred Stock. In November 2000, the Company issued 688 of its Series A Preferred Stock to Genentech for $688,000 which represented further development funding. In December 2000, Genentech provided notice to the Company of its election to terminate the Genentech Agreement. In April 2001, Genentech and the Company executed a settlement agreement pursuant to which all licensed technology under the Genentech Agreement was returned to the Company. At that time, $300,000 in development expenditures owed to the Company by Genentech were settled by the return to the Company and cancellation of 300 shares of the Series A Preferred Stock previously issued to Genentech. This $300,000 was accounted for as a reduction to research and development expenses for the year ended December 31, 2001.

   In April 2001, the Company entered into a research collaboration and licensing agreement with MedImmune to develop and commercialize therapies related to the Company's IL9 program. The companies also will collaborate on the creation of specific assays and respiratory disease models for use in assessing product candidates developed by MedImmune. MedImmune will be responsible for development, manufacturing, clinical testing, and marketing of any resulting product. MedImmune is expected to fund at least $2,500,000 for research and development activities at the Company through April 2003 (the "R&D Funding"), which will be recognized by the Company as revenues on a straight-line basis over the two-year period. In addition to the R&D Funding, MedImmune will also reimburse the Company for certain external costs incurred by the Company in connection with the IL9 research plan, which will be recognized by the Company as a reduction to research and development expenses. For the year ended December 31, 2001, the Company recognized $880,000 as revenue related to the R&D Funding, which approximated the Company's costs to obtain that revenue, and $132,000 of external cost reimbursements as an offset to research and development expenses. The Company could receive up to $55,000,000 if future milestones are successfully achieved, plus royalties on any product resulting from this agreement.

   In September 2001, the Company received a contingent award of up to $1,700,000 from an affiliate of the Cystic Fibrosis Foundation ("CFF") to support early clinical evaluation of LOMUCIN(TM) involving patients with cystic fibrosis. This award has been granted and shall be paid to the Company from time to time upon the achievement of certain development milestones. Of this grant, $50,000 was received as of December 31, 2001 and was recorded as a long-term liability because it is refundable to the CFF upon marketing approval by the FDA or upon the Company's election not to enter Phase 3 clinical trials or to commercialize the product within two years of milestone completion, assuming efficacy is demonstrated. The CFF is also due a royalty on net sales of any resultant product up to 1% based upon the amount of funding ultimately provided by the CFF.

NOTE 13. 401(k) Plan

   The Company maintains a 401(k) retirement plan available to all full-time, eligible employees. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under federal tax regulations. The Company, at its discretion, may make certain contributions to the plan. No such Company contributions have been made during the years ended December 31, 2001, 2000 or 1999.

                       GENAERA CORPORATION AND SUBSIDIARY

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

   Cash equivalents, accounts payable, accrued expenses and investments are carried at amounts which reasonably approximate their fair values due to the short-term nature of these instruments. The estimated fair value of the Company's note payable is estimated to be approximately equal to its carrying value of $2,500,000 at December 31, 2001 due to the short-term nature of this note.

NOTE 15. Commitments, Contingencies and Other Matters

 Facility Lease

   The Company has entered into an operating lease for its laboratory and corporate office facilities. Minimum annual rent payments through 2007 are as follows (in thousands):

     Year Ended
     December 31,
     ------------
     2002................................................................ $  327
     2003................................................................    339
     2004................................................................    350
     2005................................................................    362
     2006................................................................    375
     2007................................................................    388
                                                                          ------
                                                                          $2,141
                                                                          ======

   The lease provides for escalations relating to increases in the Consumer Price Index not to exceed 7% but no less than 3.5%. Rent expense, which includes the cost of common area maintenance and other building operating expenses paid to the landlord, was approximately $362,000, $357,000 and $440,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

 Equipment Leases

   The Company has entered into multiple operating leases for its laboratory and corporate office equipment. Minimum annual lease payments through 2007 are as follows (in thousands):

     Year Ended
     December 31,
     ------------
     2002.................................................................. $149
     2003..................................................................  113
     2004..................................................................   45
     2005..................................................................   45
     2006..................................................................   13
     2007..................................................................    3
                                                                            ----
                                                                            $368
                                                                            ====

   Equipment rental expense was approximately $240,000, $151,000, and $148,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

                       GENAERA CORPORATION AND SUBSIDIARY

 Manufacturing

   In January 1999 and prior, the Company entered into several agreements with Abbott Laboratories providing for the purchase of approximately $10,000,000 of bulk drug substance to be used in the manufacturing process for LOCILEX(TM) Cream. As the FDA did not approve LOCILEX(TM) Cream, the Company renegotiated this agreement with Abbott in September 1999, paying Abbott $4,200,000 at that time and receiving partial delivery of material. An additional $3,400,000 was due to Abbott and payable if the Company receives in excess of $10,000,000 of additional funds (as defined in the agreement) in any year beginning in 2000, in which case the Company must pay 15% of such excess over $10,000,000 to Abbott. The Company recorded this conditional obligation as a liability in 1999 at its then present value. As a result of the Company's financing activities during 2000 and other cash inflows, $1,392,000 of this liability was payable and paid to Abbott on March 1, 2001. As a result of the Company's financing activities during 2001 (see "NOTE 7. Preferred Stock") and other cash inflows, $480,000 of this liability becomes payable to Abbott on March 1, 2002 and thus has been included in current liabilities at December 31, 2001. The remaining amount of $1,529,000 due to Abbott is included in long-term liabilities as of December 31, 2001.

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

   In April 2001, the Company entered into a research collaboration and licensing agreement and a preferred stock purchase agreement with MedImmune under which the Company received $10,000,000. MedImmune is expected to fund at least $2,500,000 for research and development activities of the Company through April 2003, of which $937,500 has been received through December 31, 2001.

   After considering the MedImmune transaction, and in the absence of raising additional funds or significantly reducing expenses, the Company believes it will have sufficient resources to sustain operations through 2002. The Company regularly explores alternative means of financing its operations and seeks funding through various sources, including public and private securities offerings, collaborative arrangements with third parties and other strategic alliances and business transactions. The Company currently does not have any commitments to obtain additional funds and may be unable to obtain sufficient funding in the future on acceptable terms, if at all. If the Company cannot obtain funding, it will need to delay, scale back or eliminate research and development programs or enter into collaborations with third parties to commercialize potential products or technologies that it might otherwise seek to develop or commercialize independently, or seek other arrangements. If the Company engages in collaborations, it will receive lower consideration upon commercialization of such products than if it had not entered into such arrangements or if it entered into such arrangements at later stages in the product development process.

                       GENAERA CORPORATION AND SUBSIDIARY

NOTE 16. Quarterly Results (Unaudited)

   The following tables contain selected unaudited Statement of Operations information for each quarter of the fiscal years ended December 31, 2001 and 2000 (in thousands, except per share amounts). The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

                                               Year Ended December 31, 2001
                                            ----------------------------------
                                             First   Second    Third   Fourth
                                            Quarter  Quarter  Quarter  Quarter
                                            -------  -------  -------  -------
Collaborative research agreement
 revenues.................................  $    --  $   250  $   315  $   315
                                            =======  =======  =======  =======
Net loss..................................  $(2,932) $(2,733) $(3,748) $(3,499)
                                            =======  =======  =======  =======
Net loss applicable to common
 stockholders.............................  $(2,963) $(2,764) $(3,768) $(3,528)
                                            =======  =======  =======  =======
Net loss applicable to common stockholders
 per share--basic and diluted.............  $  (.09) $  (.08) $  (.11) $  (.11)
                                            =======  =======  =======  =======
Weighted average shares outstanding--basic
 and diluted..............................   32,397   32,737   32,841   32,863
                                            =======  =======  =======  =======
                                               Year Ended December 31, 2000
                                            ----------------------------------
                                             First   Second    Third   Fourth
                                            Quarter  Quarter  Quarter  Quarter
                                            -------  -------  -------  -------
Collaborative research agreement
 revenues.................................  $    --  $    --  $    --  $    --
                                            =======  =======  =======  =======
Net loss..................................  $(2,424) $(3,056) $(3,309) $(3,590)
                                            =======  =======  =======  =======
Net loss applicable to common
 stockholders.............................  $(2,424) $(3,063) $(3,325) $(3,612)
                                            =======  =======  =======  =======
Net loss applicable to common stockholders
 per share--basic and diluted.............  $  (.09) $  (.11) $  (.11) $  (.11)
                                            =======  =======  =======  =======
Weighted average shares outstanding--basic
 and diluted..............................   26,996   27,743   30,328   32,390
                                            =======  =======  =======  =======