Form 10-K/A
period 2001-12-31
GENAERA CORP
filed 2002-04-05
CIK 880431

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                  FORM 10-K/A

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

   This Form 10-K/A is being filed for the purpose of including herein the information required by Items 10, 11 and 12 of Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant

   Information required by this item concerning our directors is as set forth below. Information required by this item concerning executive officers is included in Part I of this Annual Report.

                               Year First
                                 Became     Principal Occupations During Past
     Name of Director      Age  Director   Five Years and Certain Directorships
     ----------------      --- ----------  ------------------------------------
 Michael R. Dougherty.....  44    1997    Mr. Dougherty has served as Chairman
                                          of the Board of Directors since
                                          November 2000, and a director of the
                                          Company since August 1997. Mr.
                                          Dougherty currently serves as
                                          President and Chief Operating Officer
                                          of Genomics Collaborative, Inc. Mr.
                                          Dougherty previously served as
                                          President and Chief Executive Officer
                                          of the Company from August 1998
                                          through November 2000. Mr. Dougherty
                                          served as Executive Vice President of
                                          the Company from March 1995 through
                                          August 1998. From August 1993, when
                                          he joined the Company, until March
                                          1995, Mr. Dougherty served as Senior
                                          Vice President. Mr. Dougherty served
                                          as Chief Financial Officer of the
                                          Company since August 1993. Prior to
                                          joining the Company, Mr. Dougherty
                                          served in the following capacities at
                                          Centocor, Inc.: Senior Vice
                                          President, Chief Financial Officer
                                          and Treasurer, from February 1992 to
                                          August 1993; Vice President Corporate
                                          Finance from May 1990 to February
                                          1992; and Treasurer from June 1986 to
                                          May 1990.

 Bernard Canavan, M.D. ...  66    1994    Dr. Canavan has served as a director
                                          of the Company since 1994. Dr.
                                          Canavan was employed by American Home
                                          Products Corporation for over twenty-
                                          five years until his retirement in
                                          February 1994. From June 1990 until
                                          January 1994, he was President of
                                          American Home Products Corporation
                                          and was responsible for all
                                          operations, including its
                                          pharmaceutical businesses worldwide.
                                          Previously, Dr. Canavan was Chairman
                                          and Chief Executive Officer of
                                          American Home Products Corporation's
                                          pharmaceutical company, Wyeth-Ayerst
                                          Laboratories. Dr. Canavan is also a
                                          director of Shire Pharmaceuticals
                                          Group P.L.C.

 R. Frank Ecock...........  66    2001    Mr. Ecock has served as a director of
                                          the Company since 2001. Mr. Ecock was
                                          employed by Merck & Company, Inc. for
                                          thirty-three years until his
                                          retirement in December 1991. From
                                          November 1989 until December 1991, he
                                          was Vice President, North American
                                          Operations of Merck and was
                                          responsible for operations, quality
                                          control, and engineering support for
                                          five plants and the headquarters
                                          site. Since December 1991, Mr. Ecock
                                          has been a consultant to the
                                          pharmaceutical and biotechnology
                                          industries.

 Zola P. Horovitz, Ph.D...  67    1995    Dr. Horovitz served as Chairman of
                                          the Board of Directors from August
                                          1998 through November 2000, and a
                                          director of the Company since 1995.
                                          Dr. Horovitz was employed by Bristol-
                                          Myers Squibb Company ("Bristol-
                                          Myers") and its predecessor, Squibb
                                          Corporation, for over thirty years.
                                          At the time of his retirement in
                                          1994, Dr. Horovitz was Vice President
                                          of Business Development at Bristol-
                                          Myers. Since 1994, Dr. Horovitz has
                                          been a consultant to the
                                          pharmaceutical and biotechnology
                                          industries and is also a director of
                                          3-Dimensional Pharmaceuticals, Inc.,
                                          Avigen, Inc., BioCryst
                                          Pharmaceuticals, Inc., Diacrin, Inc.,
                                          Palatin Technologies, Inc., Paligent
                                          Inc., and Synaptic Pharmaceutical
                                          Corporation.

                                  Year First  Principal Occupations During Past
                                    Became         Five Years and Certain
       Name of Director       Age  Director             Directorships
       ----------------       --- ----------  ---------------------------------
 Roy C. Levitt, M.D. ........  48    1997    Dr. Levitt has served as President
                                             and Chief Executive Officer since
                                             November 2000 and a director of
                                             the Company since 1997. Dr. Levitt
                                             served as Executive Vice President
                                             and Chief Operating Officer of the
                                             Company from August 1998 through
                                             November 2000. Dr. Levitt was
                                             appointed head of Research and
                                             Development at the Company, and
                                             served as Executive Vice President
                                             upon joining the Company in
                                             January 1996. Prior to joining the
                                             Company, Dr. Levitt was a faculty
                                             member at Johns Hopkins University
                                             in the Department of
                                             Anesthesiology and Critical Care
                                             Medicine, from 1986 to 1995, in
                                             Neurological Surgery from 1995 to
                                             1996 and in Environmental Health
                                             Sciences from 1988 to 1996.

 Charles A. Sanders, M.D. ...  70    1996    Dr. Sanders has served as a
                                             director of the Company since
                                             September 1996. Dr. Sanders is the
                                             retired Chairman and Chief
                                             Executive Officer of Glaxo Inc.,
                                             where he was employed from 1989 to
                                             1995. Previously, Dr. Sanders was
                                             Vice Chairman of Squibb
                                             Corporation and also served as
                                             General Director of Massachusetts
                                             General Hospital. Dr. Sanders is
                                             also a director of Biopure
                                             Corporation, Cephalon, Inc.,
                                             Edgewater Technology Inc.,
                                             Genentech, Inc., Pharmacopeia,
                                             Inc., Scios Inc., Trimeris, Inc.,
                                             and Vertex Pharmaceuticals
                                             Incorporated.

 Robert F. Shapiro...........  67    1996    Mr. Shapiro has served as a
                                             director of the Company since
                                             September 1996. Since 1997, Mr.
                                             Shapiro has been the Vice Chairman
                                             and a Partner of Klingenstein,
                                             Fields and Co., LLC, an investment
                                             management firm. Since 1988, Mr.
                                             Shapiro has also served as
                                             President of RFS & Associates,
                                             Inc., a private investment and
                                             consulting firm. Previously, Mr.
                                             Shapiro served as President and
                                             Co-Chairman of Wertheim Schroder &
                                             Co., Inc. and Chairman of New
                                             Street Capital Corporation,
                                             investment banking firms. Mr.
                                             Shapiro is also a director of The
                                             Burnham Fund, Inc., and The TJX
                                             Companies, Inc.

 James B. Wyngaarden, M.D. ..  77    1996    Dr. Wyngaarden has served as a
                                             director of the Company since
                                             September 1996. Since 1996, Dr.
                                             Wyngaarden has been a partner in
                                             the Washington Advisory Group, a
                                             consulting firm. From 1995 to
                                             1997, Dr. Wyngaarden was Senior
                                             Associate Dean, International
                                             Affairs, University of
                                             Pennsylvania Medical School. From
                                             1990 to 1994, Dr. Wyngaarden was
                                             Foreign Secretary of the U.S.
                                             National Academy of Sciences and
                                             Institute of Medicine. From 1990
                                             to 1994, Dr. Wyngaarden also
                                             served as Associate Dean at Duke
                                             University Medical School. From
                                             1956 to 1994, Dr. Wyngaarden
                                             served as a Professor of Medicine
                                             at Duke University Medical School.
                                             Dr. Wyngaarden previously served
                                             in several capacities, including
                                             as the Director of the National
                                             Institutes of Health from 1982 to
                                             1989. Dr. Wyngaarden is also a
                                             director of Human Genome Sciences,
                                             Inc. and Hybridon, Inc.

   Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the U.S. Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater-than-ten-percent stockholders are required by U.S. Securities and Exchange Commission regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such reports received by the Company and written representations from certain reporting persons, the Company believes that during the year ended December 31, 2001 all filing requirements applicable to its officers, directors and ten-percent stockholders were satisfied, except that Drs. Petrone and Yoshitsu and Mr. Ecock failed to timely report on Forms 3 their initial statement of beneficial ownership upon becoming executive officers or a director of the Company. The appropriate Forms 3 have since been filed with the SEC. In addition, in connection with restricted stock awards made in 1998, 1999 and 2000, Drs. Levitt and Holroyd and Mr. Dougherty had previously reported only those shares that had vested during the year on that fiscal year's Form 5. These individuals began reporting the entire unvested restricted stock awards on their Forms 5 filed with the SEC on February 14, 2002.

ITEM 11. Executive Compensation

   Information required by this item is as set forth below.

   The following table sets forth for the years ended December 31, 2001, 2000 and 1999 certain compensation awarded, earned or paid by the Company to its Chief Executive Officer and the four most highly compensated executive officers of the Company during the year ended December 31, 2001.

                           Summary Compensation Table

                                                                Long-Term
                                                              Compensation
                                                          ---------------------
                                              Annual
                                           Compensation   Restricted Securities
                                         ----------------   Stock    Underlying
    Name and Principal Position     Year  Salary   Bonus  Awards(1)   Options
    ---------------------------     ---- -------- ------- ---------- ----------
Roy C. Levitt, M.D................. 2001 $334,355 $85,000     --       80,000
 President and Chief Executive
  Officer                           2000 $289,074 $65,000   7,500     170,000
                                    1999 $276,800 $52,500   7,500      80,000

Kenneth J. Holroyd, M.D............ 2001 $275,237 $75,000     --       75,000
 Executive Vice President and Chief 2000 $233,806 $60,000   5,000     140,000
  Operating Officer                 1999 $213,525 $45,000   5,000      60,000

Sean M. Johnston, Ph.D............. 2001 $171,287 $16,000     --       50,000
 Senior Vice President,             2000 $144,486 $16,000     --       55,000
  Manufacturing(2)                  1999 $130,195 $13,000     --       80,000

Michael E. Petrone, M.D............ 2001 $187,143 $16,000     --      100,000
 Vice President, Clinical
  Research(3)

Michael M. Yoshitsu, Ph.D. ........ 2001 $157,821 $10,000     --      100,000
 Vice President, Business
  Development(4)

--------
(1) Restricted stock awards were granted under the Company's Amended 1998 Equity Compensation Plan. Issuances occur in equal installments over four years, on the anniversary of the initial determination by the Compensation Committee, provided that the grantee remains an employee or director of the Company. Dividends are not paid on unvested restricted stock awards. In 1998, the Compensation Committee of the Board of Directors determined to award an aggregate of 56,000 shares of Common Stock to certain officers, as follows: Dr. Levitt 36,000 shares, of which 9,000 shares were issued in each of the years 1999, 2000 and 2001; and Dr. Holroyd 20,000 shares, of which 5,000 shares were issued in each of the years 1999, 2000 and 2001. In 1999, the Compensation Committee of the Board of Directors determined to award an aggregate of 12,500 shares of Common Stock to certain officers, as follows: Dr. Levitt 7,500 shares, of which 1,875 shares were issued in each of the years 2000 and 2001; and Dr. Holroyd 5,000 shares, of which 1,250 shares were issued in each of the years 2000 and 2001. In 2000, the Compensation Committee of the Board of Directors determined to award an aggregate of 12,500 shares of Common Stock to certain officers, as follows: Dr. Levitt 7,500 shares, of which 1,875 shares were issued in 2001; and Dr. Holroyd 5,000 shares, of which 1,250 shares were issued in 2001. In 2001, the Compensation Committee of the Board of Directors did not grant any restricted stock awards.
(2) Dr. Johnston joined the Company in January 1999 and was appointed an executive officer in 2000.
(3) Dr. Petrone joined the Company and was appointed an executive officer in January 2001.
(4) Dr. Yoshitsu joined the Company and was appointed an executive officer in February 2001. Dr. Yoshitsu ceased to be an executive officer upon his resignation from the Company effective February 28, 2002 at which time he entered into a three-month consulting arrangement with the Company. At that date, options to purchase 12,500 shares of common stock were vested and will expire on May 30, 2002. The remaining options were forfeited at resignation.

   The following table sets forth certain information regarding stock options granted during 2001 to the persons named in the Summary Compensation Table.

                                                                   Potential Realizable
                                                                     Value At Assumed
                                                                   Annual Rates of Stock
                                                                    Price Appreciation
                                   Individual Grants(1)             for Option Term(2)
                         ----------------------------------------- ---------------------
                                    Percent of
                         Number of    Total
                         Securities  Options
                         Underlying Granted to
                          Options   Employees  Exercise Expiration
Name                      Granted    in 2001    Price      Date        5%        10%
----                     ---------- ---------- -------- ---------- ---------- ----------
Roy C. Levitt, M.D......   80,000       10%     $3.61   7/24/2011  $  181,625 $  460,273
                       Option Grants in Last Fiscal Year


Kenneth J. Holroyd,
 M.D. ..................   75,000        9%     $3.61   7/24/2011  $  170,273 $  431,506

Sean M. Johnston,
 Ph.D. .................   50,000        6%     $3.61   7/24/2011  $  113,515 $  287,671

Michael E. Petrone,
 M.D....................   50,000        6%     $2.53   2/15/2011  $   79,593 $  201,704
                           50,000        6%     $3.61   7/24/2011  $  113,515 $  287,671

Michael M. Yoshitsu,
 Ph.D.(3) ..............   50,000        6%     $2.50   2/20/2011  $   78,612 $  199,218
                           50,000        6%     $3.61   7/24/2011  $  113,515 $  287,671

--------
(1) Options are non-qualified stock options to acquire shares of Common Stock with a stated term of ten years, vesting in four equal annual installments beginning one year after the date of grant. If a "change in control" (as defined in the Amended 1998 Equity Compensation Plan) were to occur, these options would become immediately exercisable in full.
(2) Potential realizable values are based on an assumption that the stock price of the Common Stock starts equal to the exercise price shown for each particular option grant and appreciates at the annual rate shown (compounded annually) from the date of grant until the end of the term of the option. These amounts are reported net of the option exercise price, but before any taxes associated with exercise or subsequent sale of the underlying stock. The actual value, if any, an option holder may realize will be a function of the extent to which the stock price exceeds the exercise price on the date the option is exercised and also will depend on the option holder's continued employment through the vesting period. The actual value to be realized by the option holder may be greater or less than the values estimated in this table.
(3) Dr. Yoshitsu ceased to be an executive officer upon his resignation from the Company effective February 28, 2002 at which time he entered into a three-month consulting arrangement with the Company. At that date, options to purchase 12,500 shares of common stock were vested and will expire on May 30, 2002. The remaining options were forfeited at resignation.

   The following table sets forth certain information regarding stock option exercises during 2001 and the value of vested and unvested options for the persons named in the Summary Compensation Table as of December 31, 2001. Year-end values are based upon a price of $3.90 per share, which was the closing market price of a share of the Company's Common Stock on December 31, 2001.

      Aggregated Option Exercises in Last Year and Year-End Option Values

                                             Number of Securities      Value of Unexercised
                                            Underlying Unexercised         In-the-Money
                          Shares                  Options at                Options at
                         Acquired              December 31, 2001         December 31, 2001
                            on     Value   ------------------------- -------------------------
Name                     Exercise Realized Exercisable Unexercisable Exercisable Unexercisable
----                     -------- -------- ----------- ------------- ----------- -------------
Roy C. Levitt, M.D......   --       $--      500,000      285,000     $145,125     $179,575
Kenneth J. Holroyd,
 M.D....................   --       $--      220,500      240,000     $ 93,750     $129,500
Sean M. Johnston,
 Ph.D...................   --       $--       53,750      131,250     $ 55,125     $ 78,625
Michael E. Petrone,
 M.D....................   --       $--          --       100,000     $    --      $ 82,940
Michael M. Yoshitsu,
 M.D.(1)................   --       $--          --       100,000     $    --      $ 84,500

--------
(1) Dr. Yoshitsu ceased to be an executive officer upon his resignation from the Company effective February 28, 2002 at which time he entered into a three-month consulting arrangement with the Company. At that date, options to purchase 12,500 shares of common stock were vested and will expire on May 30, 2002. The remaining options were forfeited at resignation.

Executive Arrangements

   In January 1996, the Company entered into an employment agreement with Dr. Levitt pursuant to which, among other things, Dr. Levitt will receive up to an additional 75,000 options in the event certain milestones are achieved in a certain area of research. Dr. Levitt is entitled to receive twelve month's base salary in the event that his employment is terminated by the Company without "cause," which is reduced or eliminated if he becomes subsequently employed elsewhere within that period. Certain of the Company's other executive officers are entitled to receive from six to twelve months' base salary in the event that their employment is terminated by the Company without "cause." Dr. Yoshitsu ceased to be an executive officer upon his resignation from the Company effective February 28, 2002 at which time he entered into a three-month consulting arrangement with the Company.

   The Company does not currently grant any long-term incentives, other than stock options, to its executives or other employees. Similarly, the Company does not sponsor any defined benefit or actuarial plans at this time.

Compensation of Directors

   All non-employee directors receive an annual fee of $15,000 for their services to the Company as directors, and are reimbursed for expenses incurred in connection with attending meetings of the Board of Directors. The Chairman of the Board receives an additional annual fee of $45,000.

                      COMPARATIVE STOCK PERFORMANCE GRAPH

   The graph below compares the cumulative total stockholder return of the Company's Common Stock with the cumulative total stockholder return of (i) the Nasdaq Stock Market (U.S.) Index (the "Nasdaq Index"), and (ii) the Index of Nasdaq Pharmaceutical Stocks (the "Pharmaceutical Index"), assuming an investment of $100 on December 31, 1996 in each of the Common Stock of the Company, the stocks comprising the Nasdaq Index and the stocks comprising the Pharmaceutical Index, and further assuming reinvestment of dividends. The graph commences as of December 31, 1996.

                                               Cumulative Total Return
                                      -----------------------------------------
As of December 31,                     1996   1997   1998   1999   2000   2001
------------------                    ------ ------ ------ ------ ------ ------
Genaera Corporation.................. 100.00  83.77  33.12  18.84  23.05  40.52
NASDAQ Stock Market (U.S.) Index..... 100.00 122.48 172.68 320.89 193.01 153.15
NASDAQ Pharmaceutical Index.......... 100.00 103.05 130.81 246.64 307.65 262.17

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

   Information required by this item is as set forth below.

   The following table sets forth certain information as of March 20, 2002 (except as otherwise noted) regarding the ownership of Common Stock (i) by each person known by the Company to be the beneficial owner of more than five percent of the outstanding Common Stock, (ii) by each director of the Company,
(iii) by each executive officer of the Company named in the Summary Compensation Table included elsewhere in this Proxy Statement and (iv) by all current executive officers and directors of the Company as a group.

                                                Number of Shares    Percent of
             Beneficial Owner(1)              Beneficially Owned(2)  Class(3)
             -------------------              --------------------- ----------
State of Wisconsin Investment Board
 ("SWIB")(4).................................       6,090,775          18.5%
 P.O. Box 7842
 Madison, WI 53707
Wellington Management Company, LLP
 ("Wellington")(4)(5)........................       3,294,264          10.0%
 75 State Street
 Boston, MA 02109
Stuart T. Weisbrod(6)........................       3,080,000           9.4%
 238 Park Avenue, Suite 928
 New York, NY 10169
Genentech, Inc.(7)...........................       1,706,513           5.2%
 One DNA Way
 South San Francisco, CA 94080
Roy C. Levitt, M.D.(8).......................         580,750           1.7%
Michael R. Dougherty(9)......................         375,750           1.1%
Kenneth J. Holroyd, M.D.(10).................         248,250            *
Robert F. Shapiro(11)........................         158,000            *
Zola P. Horovitz, Ph.D.(12)..................          95,000            *
Bernard Canavan, M.D.(13)....................          76,000            *
Sean M. Johnston, Ph.D.(14)..................          61,250            *
Charles A. Sanders, M.D.(15).................          55,000            *
James B. Wyngaarden, M.D.(16)................          45,000            *
R. Frank Ecock(17)...........................          22,500            *
Michael E. Petrone, M.D.(18).................          12,500            *
Michael M. Yoshitsu, Ph.D.(19)...............          12,500            *
All current directors and executive officers
 as a group (13 persons)(20).................       1,755,000           5.1%

--------
  * Less than one percent.
 (1) Except for SWIB, Wellington, Mr. Weisbrod, and Genentech, Inc., the address of each beneficial owner is c/o Genaera Corporation, 5110 Campus Drive, Plymouth Meeting, PA, 19462.
 (2) Nature of ownership consists of sole voting and investment power unless otherwise indicated. The number of shares indicated includes shares issuable upon the exercise of outstanding stock options and warrants held by each individual or group to the extent such options and warrants are exercisable within sixty days of March 20, 2002.
 (3) The percentage for each individual or group is based on 32,867,386 shares that were outstanding as of March 20, 2002 and all shares issuable upon the exercise of outstanding stock options and warrants held by such individual or group to the extent such options and warrants are exercisable within sixty days of March 20, 2002.
 (4) This information is presented in reliance on information disclosed in a
     Schedule 13G filed with the Commission and reporting as of February 15, 2002 for SWIB and December 31, 2001 for Wellington.
 (5) Of the shares reported, Wellington shares dispositive power with respect to all 3,294,264 shares and shares voting power with respect to 1,788,464 shares.

 (6) Includes shares beneficially owned by the following entities with which Mr. Weisbrod is affiliated: Merlin BioMed Group, L.L.C. ("MBG")-- 1,130,100 shares; Merlin BioMed Investment Advisors, L.L.C. ("MBIA")-- 1,649,900; Merlin BioMed, L.P. ("MBLP")--670,900; Merlin BioMed II, L.P. ("MBII")--297,600 and Merlin BioMed III, L.P. ("MBIII")--161,600. MBG, the general partner of MBLP, MBII and MBIII, has shared voting and dispositive power of the 1,130,1000 owned in the aggregate by those entities and disclaims beneficial ownership of all such shares. MBIA, MBLP, MBII and MBIII each have shared voting and dispositive power with respect to the number of shares that they beneficially own. Mr. Weisbrod has sole voting and dispositive power with respect to 200,000 shares, and shared voting and dispositive power with respect to 3,080,000 shares, which shares include 70,000 shares owned by Mr. Weisbrod's children, 10,000 shares owned Mr. Weisbrod's wife, and 20,000 shares owned by the Merlin BioMed Investment Advisors 401(k) Plan. Mr. Weisbrod disclaims beneficial ownership of all but the 200,000 shares for which he has sole voting and dispositive power. The information in this note is as of November 21, 2001 and is presented in reliance on information disclosed in Amendment No. 1 to a Schedule 13D filed with the Commission by the Merlin BioMed Group.
 (7)  This information is presented in reliance on information disclosed in a
      Schedule 13G filed with the Commission dated May 12, 2000.
 (8) With respect to Dr. Levitt, includes 500,000 shares of Common Stock issuable upon exercise of options within sixty days of March 20, 2002, and 2,120 shares of Common Stock held in accounts of family members.
 (9) With respect to Mr. Dougherty, includes 297,000 shares of Common Stock issuable upon exercise of options within sixty days of March 20, 2002.
(10) With respect to Dr. Holroyd, includes 220,500 shares of Common Stock issuable upon exercise of options within sixty days of March 20, 2002, and 9,000 shares of Common Stock held in a joint account where voting and investment power are shared.
(11) With respect to Mr. Shapiro, includes 40,000 shares of Common Stock issuable upon exercise of options within sixty days of March 20, 2002.
(12) With respect to Dr. Horovitz, includes 66,250 shares of Common Stock issuable upon exercise of options within sixty days of March 20, 2002.
(13) With respect to Dr. Canavan, includes 50,000 shares of Common Stock issuable upon exercise of options within sixty days of March 20, 2002.
(14) With respect to Dr. Johnston, includes 61,250 shares of Common Stock issuable upon exercise of options within sixty days of March 20, 2002.
(15) With respect to Dr. Sanders, includes 40,000 shares of Common Stock issuable upon exercise of options within sixty days of March 20, 2002.
(16) With respect to Dr. Wyngaarden, includes 40,000 shares of Common Stock issuable upon exercise of options within sixty days of March 20, 2002.
(17) With respect to Mr. Ecock, includes 22,500 shares of Common Stock issuable upon exercise of options within sixty days of March 20, 2002.
(18) With respect to Dr. Petrone, includes 12,500 shares of Common Stock issuable upon exercise of options within sixty days of March 20, 2002.
(19) With respect to Dr. Yoshitsu, includes 12,500 shares of Common Stock issuable upon exercise of options within sixty days of March 20, 2002.
(20) Includes 1,375,000 shares of Common Stock issuable upon exercise of options within sixty days of March 20, 2002.

ITEM 13. Certain Relationships and Related Transactions

   None.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          GENAERA CORPORATION

                                                     /s/ Roy C. Levitt
Date: April 4, 2002                       By: _________________________________
                                                    Roy C. Levitt, M.D.
                                                 President, Chief Executive
                                                    Officer and Director

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

              Signature                                   Title                            Date
              ---------                                   -----                            ----

                  *                    Chairman and Director                           April 4, 2002
--------------------------------------
         Michael R. Dougherty

                  *                    Director                                        April 4, 2002
--------------------------------------
        Bernard Canavan, M.D.

                  *                    Director                                        April 4, 2002
--------------------------------------
            R. Frank Ecock

                  *                    Director                                        April 4, 2002
--------------------------------------
       Zola P. Horovitz, Ph.D.

                  *                    President, Chief Executive Officer and          April 4, 2002
--------------------------------------
         Roy C. Levitt, M.D.           Director (Principal Executive Officer)

                  *                    Director                                        April 4, 2002
--------------------------------------
       Charles A. Sanders, M.D.

                  *                    Vice President and Chief Financial Officer      April 4, 2002
-------------------------------------- (Principal Financial and Accounting Officer)
      Christopher P. Schnittker

                  *                    Director                                        April 4, 2002
--------------------------------------
          Robert F. Shapiro

                  *                    Director                                        April 4, 2002
--------------------------------------
      James B. Wyngaarden, M.D.

* By Roy C. Levitt, as attorney-in-fact.