Form 10-K/A
period 2001-12-31
GENAERA CORP
filed 2002-04-19
CIK 880431

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                  FORM 10-K/A
                               AMENDMENT NO. 2
(Mark One)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934

  For the fiscal year ended December 31, 2001

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  For the transition period from ______________ to _____________

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

================================================================================

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

   Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the U.S. Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater-than-ten-percent stockholders are required by U.S. Securities and Exchange Commission regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such reports received by the Company and written representations from certain reporting persons, the Company believes that during the year ended December 31, 2001 all filing requirements applicable to its officers, directors and ten-percent stockholders were satisfied, except that Drs. Petrone and Yoshitsu and Mr. Ecock filed their initial statement of beneficial ownership on Form 3 later than 10 days after becoming executive officers or a director of the Company. The appropriate Forms 3 have since been filed with the SEC. In addition, in 1998, 1999 and 2000, the Company made restricted stock awards to each executive officer in such years and disclosed those awards in the Summary Compensation Table included in the proxy statements for those fiscal years. The Summary Compensation Table included in the 1999, 2000 and 2001 proxy statements reported the cumulative shares of restricted stock that had vested during the fiscal year for each executive officer. The executive officers who received such awards also have reported in their Form 5 filings each year the vesting of these restricted stock awards. Based on advice of counsel in early 2002, the executive officers determined that the initial grant of the restricted stock awards, and not the vesting of such awards, should have been reported on a Form 5 in the year of grant. In their respective Form 5 filings with the SEC on February 14, 2002, Mr. Dougherty and Drs. Levitt and Holroyd, the only current director or executive officers who received restricted stock awards, reported the balance of unvested restricted stock awards that had not been reported previously on a Form 5.

ITEM 11. Executive Compensation

   Information required by this item is as set forth below.

   The following table sets forth for the years ended December 31, 2001, 2000 and 1999 certain compensation awarded, earned or paid by the Company to its Chief Executive Officer and the four most highly compensated executive officers of the Company during the year ended December 31, 2001.

                           Summary Compensation Table

                                                                Long-Term
                                                              Compensation
                                                          ---------------------
                                              Annual
                                           Compensation   Restricted Securities
                                         ----------------   Stock    Underlying
    Name and Principal Position     Year  Salary   Bonus  Awards(1)   Options
    ---------------------------     ---- -------- ------- ---------- ----------
Roy C. Levitt, M.D................. 2001 $334,355 $85,000      --       80,000
 President and Chief Executive      2000 $289,074 $65,000  $32,348     170,000
  Officer                           1999 $276,800 $52,500  $20,393      80,000

Kenneth J. Holroyd, M.D............ 2001 $275,237 $75,000      --       75,000
 Executive Vice President and Chief 2000 $233,806 $60,000  $21,565     140,000
  Operating Officer                 1999 $213,525 $45,000  $13,595      60,000

Sean M. Johnston, Ph.D............. 2001 $171,287 $16,000      --       50,000
 Senior Vice President,             2000 $144,486 $16,000      --       55,000
  Manufacturing(2)                  1999 $130,195 $13,000      --       80,000

Michael E. Petrone, M.D............ 2001 $187,143 $16,000      --      100,000
 Vice President, Clinical
  Research(3)

Michael M. Yoshitsu, Ph.D. ........ 2001 $157,821 $10,000      --      100,000
 Vice President, Business
  Development(4)

--------
(1) Restricted stock awards were granted under the Company's Amended 1998 Equity Compensation Plan. Issuances occur in equal installments over four years, on the anniversary of the initial determination by the Compensation Committee, provided that the grantee remains an employee or director of the Company. Dividends are not paid on unvested restricted stock awards. In 1998, the Compensation Committee of the Board of Directors awarded an aggregate of 56,000 shares of Common Stock to certain named executive officers, as follows: Dr. Levitt 36,000 shares, of which 9,000 shares were issued in each of the years 1999, 2000 and 2001; and Dr. Holroyd 20,000 shares, of which 5,000 shares were issued in each of the years 1999, 2000 and 2001. In 1999, the Compensation Committee of the Board of Directors awarded an aggregate of 12,500 shares of Common Stock to certain named executive officers, as follows: Dr. Levitt 7,500 shares, of which 1,875 shares were issued in each of the years 2000 and 2001; and Dr. Holroyd 5,000 shares, of which 1,250 shares were issued in each of the years 2000 and 2001. In 2000, the Compensation Committee of the Board of Directors awarded an aggregate of 12,500 shares of Common Stock to certain named executive officers, as follows: Dr. Levitt 7,500 shares, of which 1,875 shares were issued in 2001; and Dr. Holroyd 5,000 shares, of which 1,250 shares were issued in 2001. In 2001, the Compensation Committee of the Board of Directors did not grant any restricted stock awards. At December 31, 2001, Drs. Levitt and Holroyd had 18,375 and 11,250 shares, respectively, of unvested restricted stock outstanding which had fair market values of $71,663 and $43,875, respectively. Year-end values are based upon a price of $3.90 per share, which was the closing market price of a share of the Company's Common Stock on December 31, 2001.
(2) Dr. Johnston joined the Company in January 1999 and was appointed an executive officer in 2000.
(3) Dr. Petrone joined the Company and was appointed an executive officer in January 2001.
(4) Dr. Yoshitsu joined the Company and was appointed an executive officer in February 2001. Dr. Yoshitsu ceased to be an executive officer upon his resignation from the Company effective February 28, 2002 at which time he entered into a three-month consulting arrangement with the Company. At that date, options to purchase 12,500 shares of common stock were vested and will expire on May 30, 2002. The remaining options were forfeited at resignation.

   The following table sets forth certain information regarding stock options granted during 2001 to the persons named in the Summary Compensation Table.

                       Option Grants in Last Fiscal Year


                                   Individual Grants(1)            Potential Realizable
                         -----------------------------------------   Value At Assumed
                                    Percent of                     Annual Rates of Stock
                         Number of    Total                         Price Appreciation
                         Securities  Options                        for Option Term(2)
                         Underlying Granted to                     ---------------------
                          Options   Employees  Exercise Expiration
Name                      Granted    in 2001    Price      Date        5%        10%
----                     ---------- ---------- -------- ---------- ---------- ----------
Roy C. Levitt, M.D......   80,000       10%     $3.61   7/24/2011  $  181,625 $  460,273

Kenneth J. Holroyd,
 M.D. ..................   75,000        9%     $3.61   7/24/2011  $  170,273 $  431,506

Sean M. Johnston,
 Ph.D. .................   50,000        6%     $3.61   7/24/2011  $  113,515 $  287,671

Michael E. Petrone,
 M.D....................   50,000        6%     $2.53   2/15/2011  $   79,593 $  201,704
                           50,000        6%     $3.61   7/24/2011  $  113,515 $  287,671

Michael M. Yoshitsu,
 Ph.D.(3) ..............   50,000        6%     $2.50   2/20/2011  $   78,612 $  199,218
                           50,000        6%     $3.61   7/24/2011  $  113,515 $  287,671

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

      Aggregated Option Exercises in Last Year and Year-End Option Values

                                             Number of Securities      Value of Unexercised
                                            Underlying Unexercised         In-the-Money
                          Shares                  Options at                Options at
                         Acquired              December 31, 2001         December 31, 2001
                            on     Value   ------------------------- -------------------------
Name                     Exercise Realized Exercisable Unexercisable Exercisable Unexercisable
----                     -------- -------- ----------- ------------- ----------- -------------
Roy C. Levitt, M.D......   --       $--      500,000      285,000     $145,125     $179,575
Kenneth J. Holroyd,
 M.D....................   --       $--      220,500      240,000     $ 93,750     $129,500
Sean M. Johnston,
 Ph.D...................   --       $--       53,750      131,250     $ 55,125     $ 78,625
Michael E. Petrone,
 M.D....................   --       $--          --       100,000     $    --      $ 82,940
Michael M. Yoshitsu,
 Ph.D.(1)...............   --       $--          --       100,000     $    --      $ 84,500

--------
(1) Dr. Yoshitsu ceased to be an executive officer upon his resignation from the Company effective February 28, 2002 at which time he entered into a three-month consulting arrangement with the Company. At that date, options to purchase 12,500 shares of common stock were vested and will expire on May 30, 2002. The remaining options were forfeited at resignation.

Executive Arrangements

   In January 1996, the Company entered into an employment agreement with Dr. Levitt pursuant to which, among other things, Dr. Levitt will receive up to an additional 75,000 options in the event certain milestones are achieved in a certain area of research and development. Dr. Levitt is entitled to receive twelve month's base salary in the event that his employment is terminated by the Company without "cause," which is reduced or eliminated if he becomes subsequently employed elsewhere within that period. Certain of the Company's other executive officers are entitled to receive from six to twelve months' base salary in the event that their employment is terminated by the Company without "cause." Dr. Yoshitsu ceased to be an executive officer upon his resignation from the Company effective February 28, 2002 at which time he entered into a three-month consulting arrangement with the Company.

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

                 COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
                          AMONG GENAERA CORPORATION,
                     THE NASDAQ STOCK MARKET (U.S.) INDEX
                      AND THE NASDAQ PHARMACEUTICAL INDEX

                                   [CHART]

           Genaera Corp.   Nasdaq Stock Market (U.S.) Index  Nasdaq Pharm. Index
           -------------   --------------------------------  -------------------
1996          100.00                    100.00                     100.00
1997           83.77                    122.48                     103.05
1998           33.12                    172.68                     130.81
1999           18.84                    320.89                     246.64
2000           23.05                    193.01                     307.65
2001           40.52                    153.15                     262.17


*$100 INVESTED ON 12/31/96 IN STOCK OR INDEX-INCLUDING REINVESTMENT OF DIVIDENDS. FISCAL YEAR ENDING DECEMBER 31.

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

                                                Number of Shares    Percent of
             Beneficial Owner(1)              Beneficially Owned(2)  Class(3)
             -------------------              --------------------- ----------
State of Wisconsin Investment Board
 ("SWIB")(4).................................       6,090,775          18.5%
 P.O. Box 7842
 Madison, WI 53707
Wellington Management Company, LLP
 ("Wellington")(4)(5)........................       3,294,264          10.0%
 75 State Street
 Boston, MA 02109
Stuart T. Weisbrod(6)........................       3,080,000           9.4%
 230 Park Avenue, Suite 928
 New York, NY 10169
Genentech, Inc.(7)...........................       1,706,513           5.2%
 One DNA Way
 South San Francisco, CA 94080
Roy C. Levitt, M.D.(8).......................         580,750           1.7%
Michael R. Dougherty(9)......................         375,750           1.1%
Kenneth J. Holroyd, M.D.(10).................         248,250            *
Robert F. Shapiro(11)........................         158,000            *
Zola P. Horovitz, Ph.D.(12)..................          95,000            *
Bernard Canavan, M.D.(13)....................          76,000            *
Sean M. Johnston, Ph.D.(14)..................          61,250            *
Charles A. Sanders, M.D.(15).................          55,000            *
James B. Wyngaarden, M.D.(16)................          45,000            *
R. Frank Ecock(17)...........................          22,500            *
Michael E. Petrone, M.D.(18).................          12,500            *
Michael M. Yoshitsu, Ph.D.(19)...............          12,500            *
All current directors and executive officers
 as a group (13 persons)(20).................       1,755,000           5.1%

--------
  * Less than one percent.
 (1) Except for SWIB, Wellington, Dr. Weisbrod, and Genentech, Inc., the address of each beneficial owner is c/o Genaera Corporation, 5110 Campus Drive, Plymouth Meeting, PA, 19462.
 (2) Nature of ownership consists of sole voting and investment power unless otherwise indicated. The number of shares indicated includes shares issuable upon the exercise of outstanding stock options and warrants held by each individual or group to the extent such options and warrants are exercisable within sixty days of March 20, 2002.
 (3) The percentage for each individual or group is based on 32,867,386 shares that were outstanding as of March 20, 2002 and all shares issuable upon the exercise of outstanding stock options and warrants held by such individual or group to the extent such options and warrants are exercisable within sixty days of March 20, 2002.
 (4) This information is presented in reliance on information disclosed in a
     Schedule 13G filed with the Commission and reporting as of February 15, 2002 for SWIB and December 31, 2001 for Wellington.
 (5) Of the shares reported, Wellington shares dispositive power with respect to all 3,294,264 shares and shares voting power with respect to 1,788,464 shares.

 (6) Includes shares beneficially owned by the following entities with which Dr. Weisbrod is affiliated: Merlin BioMed Group, L.L.C. ("MBG")-- 1,130,100 shares; Merlin BioMed Investment Advisors, L.L.C. ("MBIA")-- 1,649,900; Merlin BioMed, L.P. ("MBLP")--670,900; Merlin BioMed II, L.P. ("MBII")--297,600 and Merlin BioMed III, L.P. ("MBIII")--161,600. MBG, the general partner of MBLP, MBII and MBIII, has shared voting and dispositive power of the 1,130,1000 owned in the aggregate by those entities and disclaims beneficial ownership of all such shares. MBIA, MBLP, MBII and MBIII each have shared voting and dispositive power with respect to the number of shares that they beneficially own. Dr. Weisbrod has sole voting and dispositive power with respect to 200,000 shares, and shared voting and dispositive power with respect to 3,080,000 shares, which shares include 70,000 shares owned by Dr. Weisbrod's children, 10,000 shares owned Dr. Weisbrod's wife, and 20,000 shares owned by the Merlin BioMed Investment Advisors 401(k) Plan. Dr. Weisbrod disclaims beneficial ownership of all but the 200,000 shares for which he has sole voting and dispositive power. The information in this note is as of November 21, 2001 and is presented in reliance on information disclosed in Amendment No. 1 to a Schedule 13D filed with the Commission by the Merlin BioMed Group.
 (7)  This information is presented in reliance on information disclosed in a
      Schedule 13G filed with the Commission dated May 12, 2000.
 (8) With respect to Dr. Levitt, includes 500,000 shares of Common Stock issuable upon exercise of options within sixty days of March 20, 2002, and 2,120 shares of Common Stock held in accounts of family members.
 (9) With respect to Mr. Dougherty, includes 297,000 shares of Common Stock issuable upon exercise of options within sixty days of March 20, 2002.
(10) With respect to Dr. Holroyd, includes 220,500 shares of Common Stock issuable upon exercise of options within sixty days of March 20, 2002, and 9,000 shares of Common Stock held in a joint account where voting and investment power are shared.
(11) With respect to Mr. Shapiro, includes 40,000 shares of Common Stock issuable upon exercise of options within sixty days of March 20, 2002.
(12) With respect to Dr. Horovitz, includes 66,250 shares of Common Stock issuable upon exercise of options within sixty days of March 20, 2002.
(13) With respect to Dr. Canavan, includes 50,000 shares of Common Stock issuable upon exercise of options within sixty days of March 20, 2002.
(14) With respect to Dr. Johnston, includes 61,250 shares of Common Stock issuable upon exercise of options within sixty days of March 20, 2002.
(15) With respect to Dr. Sanders, includes 40,000 shares of Common Stock issuable upon exercise of options within sixty days of March 20, 2002.
(16) With respect to Dr. Wyngaarden, includes 40,000 shares of Common Stock issuable upon exercise of options within sixty days of March 20, 2002.
(17) With respect to Mr. Ecock, includes 22,500 shares of Common Stock issuable upon exercise of options within sixty days of March 20, 2002.
(18) With respect to Dr. Petrone, includes 12,500 shares of Common Stock issuable upon exercise of options within sixty days of March 20, 2002.
(19) With respect to Dr. Yoshitsu, includes 12,500 shares of Common Stock issuable upon exercise of options within sixty days of March 20, 2002.
(20) Includes 1,375,000 shares of Common Stock issuable upon exercise of options within sixty days of March 20, 2002.

ITEM 13. Certain Relationships and Related Transactions

   None.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          GENAERA CORPORATION

                                                     /s/ Roy C. Levitt
Date: April 18, 2002                      By: _________________________________
                                                    Roy C. Levitt, M.D.
                                                 President, Chief Executive
                                                    Officer and Director

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

              Signature                                   Title                            Date
              ---------                                   -----                            ----

                  *                    Chairman and Director                           April 18, 2002
--------------------------------------
         Michael R. Dougherty

                  *                    Director                                        April 18, 2002
--------------------------------------
        Bernard Canavan, M.D.

                  *                    Director                                        April 18, 2002
--------------------------------------
            R. Frank Ecock

                  *                    Director                                        April 18, 2002
--------------------------------------
       Zola P. Horovitz, Ph.D.

                  *                    President, Chief Executive Officer and          April 18, 2002
-------------------------------------- Director (Principal Executive Officer)
         Roy C. Levitt, M.D.

                  *                    Director                                        April 18, 2002
--------------------------------------
       Charles A. Sanders, M.D.

                  *                    Vice President and Chief Financial Officer      April 18, 2002
-------------------------------------- (Principal Financial and Accounting Officer)
      Christopher P. Schnittker

                  *                    Director                                        April 18, 2002
--------------------------------------
          Robert F. Shapiro

                  *                    Director                                        April 18, 2002
--------------------------------------
      James B. Wyngaarden, M.D.

* By Roy C. Levitt, as attorney-in-fact.