Form 10-Q
period 2002-03-31
GENAERA CORP
filed 2002-05-09
CIK 880431

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

                 For the Quarterly Period Ended March 31, 2002.

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [_]

     The number of outstanding shares of the Registrant's Common Stock, par value $.002 per share, on May 6, 2002 was 35,626,241.

================================================================================

                               GENAERA CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2002


                                TABLE OF CONTENTS

                                                                                     Page
                                                                                     ----
PART I  -   FINANCIAL INFORMATION
 Item 1. Financial Statements (unaudited):

            Balance Sheets as of March 31, 2002 and December 31, 2001                  3

            Statements of Operations for the three-months ended
                     March 31, 2002 and 2001                                           4

            Statements of Cash Flows for the three-months ended
                     March 31, 2002 and 2001                                           5

            Notes to Financial Statements                                              6

 Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                                  9

 Item 3. Quantitative and Qualitative Disclosures about Market Risk                   19


PART II -   OTHER INFORMATION


 Item 1. Legal Proceedings                                                            20

 Item 2. Changes in Securities and Use of Proceeds                                    20

 Item 3. Defaults Upon Senior Securities                                              20

 Item 4. Submission of Matters to a Vote of Security Holders                          20

 Item 5. Other Information                                                            20

 Item 6. Exhibits and Reports on Form 8-K                                             20


SIGNATURES                                                                            21

PART I - FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

                               GENAERA CORPORATION

                                 BALANCE SHEETS
                  (Amounts in thousands, except per share data)

                                                                                        March 31, 2002     December 31, 2001
                                                                                        --------------     -----------------
                                                                                          (Unaudited)
                                                  ASSETS

Current assets:
   Cash and cash equivalents ..........................................................    $  1,702            $   1,973
   Short-term investments (NOTE 2) ....................................................       9,871               14,105
   Prepaid expenses and other current assets ..........................................         336                  218
                                                                                           --------            ---------

     Total current assets .............................................................      11,909               16,296

Fixed assets, net .....................................................................       1,662                1,456
Other assets ..........................................................................          64                   64
                                                                                           --------            ---------
       Total assets ...................................................................    $ 13,635            $  17,816
                                                                                           ========            =========

                                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses ..............................................    $  2,758            $   2,521
   Note payable (NOTE 2) ..............................................................       2,500                2,500
   Accrued development expense - short-term (NOTE 6) ..................................          --                  480
   Other current liabilities ..........................................................          62                   82
                                                                                           --------            ---------
     Total current liabilities ........................................................       5,320                5,583

Accrued development expense - long-term (NOTE 6) ......................................       1,529                1,529
Other liabilities .....................................................................         125                   50

Series A redeemable convertible preferred stock (liquidation value of $1,061 and
    $1,044 at March 31, 2002 and December 31, 2001, respectively) (NOTE 4) ............       1,061                1,044

Commitments, contingencies and other matters (NOTE 6)..................................

Stockholders' equity (NOTE 3):

Preferred stock - $.001 par value per share; 9,211 shares authorized; 0.9 shares issued and outstanding as Series A redeemable convertible preferred stock at
    March 31, 2002 and December 31, 2001; 10.0 shares issued and outstanding as
    Series B convertible preferred stock at March 31, 2002 and December 31, 2001
    (liquidation value of $10,000) ....................................................          --                   --
Common stock - $.002 par value per share; 75,000 shares authorized; 32,867 shares and 32,864 shares issued and outstanding at March 31, 2002 and
    December 31, 2001, respectively ...................................................          66                   66
Additional paid-in capital ............................................................     180,197              180,112
Accumulated other comprehensive income -- unrealized loss on investments ..............          (1)                  23
Accumulated deficit ...................................................................    (174,662)            (170,591)
                                                                                           --------            ---------
     Total stockholders' equity .......................................................       5,600                9,610
                                                                                           --------            ---------
       Total liabilities and stockholders' equity .....................................    $ 13,635            $  17,816
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

                               GENAERA CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                  (Amounts in thousands, except per share data)

                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                    --------------------------
                                                                                       2002           2001
                                                                                    -----------    -----------
Collaborative research agreement revenues ......................................    $       436    $        --

Costs and expenses:
   Research and development ....................................................          3,653          2,293
   General and administrative ..................................................            875            781
                                                                                    -----------    -----------
                                                                                          4,528          3,074
                                                                                    -----------    -----------
Loss from operations ...........................................................         (4,092)        (3,074)
Interest income ................................................................             82            240
Interest expense ...............................................................            (43)           (98)
                                                                                    -----------    -----------

Net loss .......................................................................         (4,053)        (2,932)
Dividends on preferred stock ...................................................             18             31
                                                                                    -----------    -----------

Net loss applicable to common stockholders .....................................    $    (4,071)   $    (2,963)
                                                                                    ===========    ===========

Net loss applicable to common stockholders per share - basic and diluted .......    $     (0.12)   $     (0.09)
                                                                                    ===========    ===========

Weighted average shares outstanding - basic and diluted ........................         32,866         32,397
                                                                                    ===========    ===========

                 See accompanying notes to financial statements.

                               GENAERA CORPORATION

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Amounts in thousands)

                                                                                       Three Months Ended March 31,
                                                                                       ----------------------------
                                                                                          2002              2001
                                                                                        --------          --------
Cash Flows From Operating Activities:
   Net loss ........................................................................  $    (4,053)     $    (2,932)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization .................................................          147              223
     Amortization of investment discounts/premiums .................................          (73)            (189)
     Compensation expense on option grants and equity awards .......................           79               86
   Changes in operating assets and liabilities:
     Increase in prepaid expenses and other ........................................         (118)            (407)
     Increase in accounts payable and accrued expenses .............................          237               44
     Decrease in accrued development expenses ......................................         (480)          (1,351)
     Increase (decrease) in other liabilities ......................................           55               (4)
                                                                                      -----------      -----------

Net cash used in operating activities ..............................................       (4,206)          (4,530)
                                                                                      -----------      -----------

Cash Flows From Investing Activities:
   Purchase of investments .........................................................       (6,017)          (6,796)
   Proceeds from maturities of investments .........................................       10,300           11,389
   Capital expenditures ............................................................         (353)            (157)
                                                                                      -----------      -----------

Net cash provided by investing activities ..........................................        3,930            4,436
                                                                                      -----------      -----------
Cash Flows From Financing Activities:
   Proceeds from exercise of stock options .........................................            5              301
                                                                                      -----------      -----------

Net cash provided by financing activities ..........................................            5              301
                                                                                      -----------      -----------

Net increase (decrease) in cash and cash equivalents ...............................         (271)             207
Cash and cash equivalents at beginning of period ...................................        1,973              599
                                                                                      -----------      -----------

Cash and cash equivalents at end of period .........................................  $     1,702      $       806
                                                                                      ===========      ===========
Supplemental Cash Flow Information:

Cash paid during the period for interest ...........................................  $        43      $        56
                                                                                      ===========      ===========

                 See accompanying notes to financial statements.

                               GENAERA CORPORATION

                    NOTES TO FINANCIAL STATEMENTS(Unaudited)

--------------------------------------------------------------------------------

NOTE 1.  Basis of Presentation

     The accompanying financial statements of Genaera Corporation ("Genaera" or the "Company") are unaudited and have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") for interim financial statements. The December 31, 2001 balance sheet was derived from audited financial statements, however, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the Untied States of America have been condensed or omitted pursuant to SEC rules and regulations. The Company believes that the financial statements include all adjustments of a normal and recurring nature necessary to present fairly the results of operations, financial position, changes in stockholders' equity and cash flows for the periods presented. Results of operations for interim periods are not necessarily indicative of those to be achieved for full fiscal years. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. There have been no material changes in accounting policies from those stated in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

NOTE 2.  Note Payable

     Under the terms of its note payable, the Company makes monthly interest-only payments at an annual rate of 6.753%, with principal due in June 2002. The Company maintained investments with an approximate market value of $2,790,000 at the bank as collateral for the note payable as of March 31, 2002.

NOTE 3.  Stockholders' Equity

     The changes in stockholders' equity from December 31, 2001 to March 31, 2002 are summarized as follows (in thousands):


                                                                            Accumulated
                                             Common Stock                      Other                      Total
                                          ------------------  Additional       Compre-                    Stock-
                                          Number               Paid-in         hensive    Accumulated    holders'
                                          of Shares   Amount   Capital         Income       Deficit       Equity
                                          ---------   ------  ----------    -----------   -----------    --------
Balance at December 31, 2001 ............   32,864    $  66     $180,112      $   23      $  (170,591)    $ 9,610
   Exercise of stock options and
     compensation expense on
     option grants and stock awards .....        3       --           85          --               --          85
   Dividends on preferred stock .........       --       --           --          --              (18)        (18)
   Comprehensive loss:
         Net loss .......................       --       --           --          --           (4,053)     (4,053)
         Carrying value adjustment ......       --       --           --         (24)              --         (24)
                                            ------    -----     --------      ------      -----------     -------
   Total comprehensive loss .............       --       --           --          --               --      (4,077)
                                            ------    -----     --------      ------      -----------     -------

Balance at March 31, 2002 ...............   32,867    $  66     $180,197      $   (1)     $  (174,662)    $ 5,600
                                            ======    =====     ========      =======     ===========     =======

                               GENAERA CORPORATION

                    NOTES TO FINANCIAL STATEMENTS(Unaudited)

--------------------------------------------------------------------------------

NOTE 4. Preferred Stock

     The Company's certificate of incorporation provides the board of directors the power to issue shares of preferred stock without stockholder approval. This preferred stock could have voting rights, including voting rights that could be superior to that of the Company's common stock, and the board of directors has the power to determine these voting rights. As of March 31, 2002, the Company's board of directors has designated 80,000 shares of preferred stock as Series A redeemable convertible preferred stock (the "Series A Preferred Stock") and 10,000 shares of preferred stock as Series B convertible preferred stock (the "Series B Preferred Stock"). In connection with an agreement with Genentech, Inc., 1,188 shares of Series A Preferred Stock were issued during 2000 and 888 shares are outstanding as of March 31, 2002. Preferred dividends of $173,000 have been accrued as of March 31, 2002 on the Series A Preferred Stock. In connection with an agreement with MedImmune, Inc. (as described in "NOTE 5. Collaboration Agreements"), 10,000 shares of Series B Preferred Stock were issued in April 2001 and are outstanding as of March 31, 2002.

NOTE 5. Collaboration Agreements

     In April 2001, the Company entered into a research collaboration and licensing agreement with MedImmune to develop and commercialize therapies related to the Company's IL9 program. MedImmune is expected to fund at least $2,500,000 for research and development activities at the Company through April 2003 (the "R&D Funding"), which will be recognized by the Company as revenues on a straight-line basis over the two-year period. In addition to the R&D Funding, MedImmune also will reimburse the Company for certain external costs incurred by the Company in connection with the IL9 research plan, which will be recognized by the Company as revenues when the related expenses are incurred. For the three-month period ended March 31, 2002, the Company recognized $436,000 as revenue related to the R&D Funding ($308,000) and external cost reimbursements ($128,000).

     In September 2001, the Company received a contingent award of up to $1,700,000 from an affiliate of the Cystic Fibrosis Foundation ("CFF") to support early clinical evaluation of LOMUCIN(TM) involving patients with cystic fibrosis. This award has been granted and shall be paid to the Company from time to time upon the achievement of certain development milestones. Of this grant, $125,000 has been received as of March 31, 2002 and is recorded as a long-term liability because it is refundable to the CFF upon marketing approval by the FDA or upon the Company's election not to enter Phase 3 clinical trials or to commercialize the product within two years of milestone completion, assuming efficacy is demonstrated.

NOTE 6. Commitments, Contingencies and Other Matters

Manufacturing Agreement

     In January 1999 and prior, the Company entered into several agreements with Abbott Laboratories providing for the purchase of approximately $10,000,000 of bulk drug substance to be used in the manufacturing process for LOCILEX(TM) Cream. As FDA approval of LOCILEX(TM) Cream did not occur, the Company renegotiated this agreement with Abbott in September 1999 (the "Abbott Settlement"), paying Abbott $4,200,000 at that time and receiving partial delivery of material. An additional $3,400,000 is due to Abbott and payable if the Company receives in excess of $10,000,000 of additional funds (as defined in the agreement) in any year beginning in 2000, in which case the Company must pay 15% of such excess over $10,000,000 to Abbott. The Company recorded this conditional obligation as a liability in 1999 at its then present value. As a result of the Company's financing activities during 2000 and other cash inflows, $1,392,000 of this liability was payable and paid to Abbott on March 1, 2001. As a result of the Company's financing activities during 2001 and other cash inflows, $480,000 of this

                               GENAERA CORPORATION

                    NOTES TO FINANCIAL STATEMENTS(Unaudited)

--------------------------------------------------------------------------------

liability was payable and paid to Abbott on March 1, 2002. The remaining amount of $1,529,000 due to Abbott is included in long-term liabilities as of March 31, 2002. See "NOTE 7. Subsequent Event."

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

     As described in "NOTE 7. Subsequent Event," on April 10, 2002, the Company completed the sale of 2,758,855 shares of its common stock at $2.75 per share. Net proceeds from the offering, after deducting placement agent fees and offering expenses, are estimated to total approximately $7,000,000. After considering this investment, and in the absence of raising additional funds or significantly reducing expenses, the Company believes it has sufficient resources to sustain operations through mid-2003.

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

NOTE 7.  Subsequent Event

     On April 10, 2002, the Company completed the sale of 2,758,855 shares of its common stock at $2.75 per share. The shares were sold to three of its largest current institutional shareholders: Wellington Management Company, LLC, the State of Wisconsin Investment Board, and Caxton Associates, LLC. Wells Fargo Securities, LLC acted as a placement agent for 1,813,400 of the shares sold. Net proceeds from the offering, after deducting placement agent fees and offering expenses, are estimated to total approximately $7,000,000. Warrants to purchase 100,000 shares of the Company's common stock at an exercise price of $2.75 per share will be issued to the placement agent in connection with this transaction. When issued, these warrants will be exercisable and have a term of 5 years from the date of issue. The gross proceeds from this offering are considered a "financing activity" for the purposes of the Abbott Settlement. See "NOTE 6. Commitments, Contingencies and Other Matters."

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Forward Looking Statements

     Our disclosure and analysis in this Quarterly Report on Form 10-Q contains some forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Such statements may include words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "hope," and other words and terms of similar meaning. In particular, these include, among others, statements relating to present or anticipated scientific progress, development of potential pharmaceutical products, future revenues, capital expenditures, research and development expenditures, future financing and collaborations, personnel, manufacturing requirements and capabilities, the impact of new accounting pronouncements, and other statements regarding matters that are not historical facts or statements of current condition.

     There are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements, including those addressed below under "Risk Factors Related to Our Business."

     We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You are advised, however, to consult any further disclosures we make on related subjects in our filings with the U.S. Securities and Exchange Commission.

Critical Accounting Policies and Estimates

     The SEC recently released cautionary advice regarding critical accounting policies. The SEC has defined critical policies and practices as items that are both most important to the portrayal of a company's financial condition and results, and require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ materially from those estimates. The items in our financial statements requiring significant estimates and judgments are as follows:

Revenue Recognition
-------------------

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

Research and Development Expenses
---------------------------------

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

Stock-Based Compensation
------------------------

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

Risk Factors Related to Our Business

     Any investment in shares of our common stock involves a high degree of risk. You should carefully consider the following risk factors, together with the other information presented in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2001.

If we do not raise additional capital, we may not be able to continue our research and development programs and may never commercialize any products.

     We believe our current resources, together with the proceeds of the April 10, 2002 private placement of our common stock, are sufficient to meet our research and development goals and sustain operations through mid-2003. However, we will need to raise substantial additional funds in the future to continue our research and development programs and to commercialize our potential products. If we are unable to raise such funds, we may be unable to complete our development activities for any of our proposed products.

     We regularly explore alternative means of financing our operations and seek funding through various sources, including public and private securities offerings, collaborative arrangements with third parties and other strategic alliances and business transactions. We currently do not have any commitments to provide additional funds, and may be unable to obtain sufficient funding in the future on acceptable terms, if at all. We may be compelled to seek collaborations with third parties to commercialize potential products or technologies that we might otherwise seek to develop or commercialize ourselves, or seek other arrangements, none of which may result in our obtaining necessary funds. If we cannot obtain funding, we will need to delay, scale back or eliminate research and development programs. If we raise additional capital by issuing equity or securities convertible into equity, our stockholders may experience dilution and our share price may decline. Any debt financing may result in restrictions on spending or payment of dividends. If we engage in collaborations, we will receive lower consideration upon commercialization of such products than if we had not entered into such arrangements, or if we entered into such arrangements at later stages in the product development process.

We expect to continue to incur substantial losses in the foreseeable future and may never generate revenues or become profitable.

     To date, we have engaged primarily in the research and development of drug candidates. We have not generated any revenues from product sales and have incurred losses in each year since our inception. We currently have a substantial accumulated deficit.

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

     Governmental authorities may delay or deny the approval of any of our drug candidates. In addition, governmental authorities may enact new legislation or regulations that could limit or restrict our efforts. A delay or denial of regulatory approval for any of our drug candidates, such as that which occurred for our LOCILEX(TM) Cream, a topical cream for the treatment of infection in diabetic foot ulcers, will materially affect our business. Even if we receive approval of a product candidate, it may be conditioned upon certain limitations and restrictions as to the drugs used and may be subject to continuous review. If we fail to comply with any applicable regulatory requirements, we could be subject to penalties, including warning letters, fines, withdrawal of regulatory approval, product recalls, operating restrictions, injunctions, and criminal prosecution.

We expect to rely on third parties in connection with the development of our products and expect to rely on third parties to market any products we develop; if these parties do not perform as expected, we may never successfully develop or commercialize our products.

     We expect to delegate the responsibility for all, or a significant portion, of the development and regulatory approval for certain potential products to third parties. We do not have control over the amount and timing of resources to be devoted to the development of these potential products by our collaborative partners. Our collaborators may not place a high priority on their contractual arrangements with us. Collaborators may develop products independently or through third parties that could compete with our proposed products. For example, GlaxoSmithKline, a current collaborative partner, which entered into an agreement with us relating to the development of LOCILEX, maintains a significant presence in the antibiotic area and currently sells a topical antibiotic product indicated for the treatment of certain skin infections. In addition, a collaborator may decide to end a relationship with us, which would require that we repartner the technology. For example, in December 2000, Genentech provided notice to us of its election to terminate the collaboration agreement covering the IL9 antibody development program and related respiratory technology. Ultimately, these third parties may never develop an approvable or marketable product.

     We do not have our own sales and marketing staff. In order to successfully market our future products, we must enter into marketing and distribution arrangements with third parties. If these parties do not market a product successfully, we may never generate sufficient revenue to become profitable. Additionally, we may be unable to successfully enter into arrangements with other parties for such products.

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

     Many companies are working to develop and market products intended for the additional disease areas being targeted by us, including cancer, age-related macular degeneration and chronic obstructive respiratory diseases. A number of major pharmaceutical companies have significant franchises in these disease areas, and can be expected to invest heavily to protect their interests. With respect to cancer and

AMD, anti-angiogenic agents are under development at a number of companies. In the respiratory field, other biopharmaceutical companies also have reported the discovery of genes relating to asthma and other respiratory diseases.

     Many of the companies developing or marketing competing products have significantly greater financial resources than us and significantly more experience than us in undertaking preclinical testing and human clinical trials of new or improved therapeutic products and obtaining regulatory approvals of such products. Some of these companies may be in advanced phases of clinical testing of various drugs that may be competitive with our proposed products.

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

     We currently do not have the resources, facilities, or technical capabilities to manufacture any of our proposed products in the quantities and quality necessary for commercial sale. We have no plans to establish a manufacturing facility. We expect to depend upon contract manufacturers for commercial scale manufacturing of our proposed products in accordance with regulatory standards. For example, we currently are working with outside contractors for the chemical production of squalamine. This dependence on contract manufacturers may restrict our ability to develop and deliver products on a timely, profitable and competitive basis, especially because the number of companies capable of producing our proposed products is limited. These contract manufacturers generally have multiple projects and they may give ours a lower priority than others. As a result of contract manufacture errors, our product could be lost or delivered late, delaying our clinical and preclinical programs, or may not be produced in accordance with all current applicable regulatory standards. Product not produced in accordance with all current applicable regulatory standards may lead to adverse outcomes for patients and/or product recalls. Furthermore, the development of a robust, low-cost manufacturing process for the commercial production of squalamine and other proposed products will require significant time and expenditure by us. We may be unable to maintain arrangements with qualified outside contractors to manufacture materials at costs that are affordable to us, if at all.

     Contract manufacturers that we use may utilize their own technology, our technology, or technology acquired or licensed from third parties in developing a manufacturing process. If we determine to engage a different contract manufacturer, we may need to obtain a license or other technology transfer from the original contract manufacturer. Even if a license is available from the original contract manufacturer on acceptable terms, we may be unable to successfully effect the transfer of the technology to the new contract manufacturer. Any such technology transfer also may require the transfer of requisite data for regulatory purposes, including information contained in a proprietary drug master file held by a contract manufacturer. If we rely on a contract manufacturer that owns the drug master file, our ability to change contract manufacturers may be more limited.

We depend on our intellectual property, and if we are unable to protect our intellectual property, our business may be harmed.

Patents

     Our success depends, in part, on our ability to develop and maintain a strong patent position for our products and technologies, both in the United States and other countries. As with most biotechnology and pharmaceutical companies, our patent position is highly uncertain and involves complex legal and factual questions. If we do not maintain patent and other protections, other companies could offer for sale products that are substantially identical to ours without incurring the sizeable development and testing costs that we have incurred. As a result, our ability to recover these expenditures and realize profits upon commercialization likely would be diminished.

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

     We are subject to the risk that:

        .   patents will not issue from any of our patent applications;
        .   our patent rights will not be sufficient to protect our technology;
        .   others may file patents ahead of us in time and prevent the issuing of our patent claims;
        .   others will not design around the patented aspects of our
            technology;
        .   our patents will be successfully challenged or circumvented by our competitors; or
        .   an adverse outcome in a suit challenging our patents would subject us to significant liabilities to third parties, require rights to be licensed from third parties, or require us to cease using such technology.

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

     Certain of our exclusive rights to patents and patent applications are governed by contract. Generally, these contracts require that we pay royalties on sales of any products that are covered by patent claims. If we are unable to pay the royalties, we may lose our rights to these patents and patent applications. Additionally, some of these agreements also require that we develop the licensed technology under certain timelines. If we do not adhere to an acceptable schedule of commercialization, we may lose our rights.

Potential Ownership Disputes

     Disputes may arise as to the ownership of our technology. Most of our research and development personnel previously worked at other biotechnology companies, pharmaceutical companies, universities, or research institutions. These entities may raise questions as to when technology was developed, and assert rights to the technology. We have been involved in these kinds of disputes in the past and have resolved them. We may not prevail in any similar disputes that may arise in the future.

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

     We depend to a considerable degree on a limited number of key personnel. Most significant responsibilities have been assigned to a relatively small number of individuals. We do not maintain "key man" insurance on any of our employees. The loss of certain management and scientific personnel could adversely affect our ability to develop and commercialize products.

We are subject to potential product liability claims that could result in significant costs.

     We are subject to significant potential product liability risks inherent in the testing, manufacturing and marketing of human therapeutic products, including the risk that:

        . our proposed products cause some undesirable side effects or injury during clinical trials;
        .   our products cause undesirable side effects or injury in the market;
            or
        . third parties that we engage incur liabilities that we have agreed to indemnify them against.

     While we carry insurance, this coverage may be insufficient to cover our product liability losses. Moreover, product liability coverage is expensive and we may be unable to maintain adequate coverage on acceptable terms.

If we do not receive adequate third-party reimbursement for any of our drug candidates, some patients may be unable to afford our products and sales could suffer.

     In both the United States and elsewhere, the availability of reimbursement from third-party payers, such as government health administration authorities, private health insurers and other organizations, can affect prescription pharmaceutical sales. These organizations are increasingly challenging the prices charged for medical products and services, particularly where they believe that there is only an incremental therapeutic benefit that does not justify the additional cost. If any of our products ever obtain marketing approval, coverage and reimbursement may not be available for these products, or, if available, may not be adequate. Without insurance coverage, many patients may be unable to afford our products, in which case sales of the product would be adversely affected.

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

     In July 1999, we received notification from the FDA that our NDA for LOCILEX(TM) Cream had been deemed "not approvable." LOCILEX(TM) Cream, a topical cream antibiotic for the treatment of infection in diabetic foot ulcers, had been our lead product development candidate. As a result of the FDA's decision, near-term commercialization of LOCILEX(TM) Cream will not occur, and we will generate no revenues from LOCILEX(TM) Cream in the near future, if ever.

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

     Our common stock is listed on the Nasdaq National Market. Nasdaq requires listed companies to maintain standards for continued listing, including a minimum bid price for shares of a company's stock and a minimum tangible net worth. If we are unable to maintain these standards, our common stock could be delisted. Trading in our stock may then be conducted on the Nasdaq Small Cap Market. However, if we are unable to meet the requirements for inclusion in the Nasdaq Small Cap Market, our common stock may be traded on an electronic bulletin board established for securities that are not included in Nasdaq or traded on a national securities exchange or in some published quotation service. If this occurs, it could be more difficult to sell our securities or obtain the same level of market information as to the price of our common stock as is currently available.

     In addition, if our common stock were delisted from Nasdaq, it would be subject to the so-called "penny stock" rules. The U.S. Securities and Exchange Commission has adopted regulations that define a "penny stock" to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions, such as any securities listed on a national securities exchange or quoted on Nasdaq. For any transaction involving a "penny stock," unless exempt, the rules impose additional sales practice requirements on broker-dealers, subject to certain exceptions.

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

     We currently have a large number of options and warrants outstanding, some of which grant the right to purchase shares of our common stock at prices below its current market price and are currently exercisable. Some warrant exercise prices are subject to adjustment under the anti-dilution provisions of the warrant agreements. The exercise of options and warrants at prices below the market price of our common stock could adversely affect the price of our common stock. Additional dilution may result from the issuance of shares of our capital stock in connection with collaborations or manufacturing arrangements or in connection with other financing efforts.

Our certificate of incorporation and Delaware law contain provisions that could discourage a takeover.

     Our certificate of incorporation provides our board of directors the power to issue shares of preferred stock without stockholder approval. This preferred stock could have voting rights, including voting rights that could be superior to that of our common stock. In addition, Section 203 of the Delaware General Corporation Law contains provisions that impose restrictions on stockholder action to acquire control of Genaera. The effect of these provisions of our certificate of incorporation and Delaware law could discourage third parties from seeking to obtain control, even though the price at which such third parties seek to acquire our common stock is in excess of the market price for our stock.

Results of Operations

Revenues
--------

     To date, we have not received any revenues from product sales. Our revenues have consisted principally of revenues recognized under collaborations with third parties. In April 2001, we entered into a research collaboration and licensing agreement with MedImmune to develop and commercialize therapies related to our IL9 program. MedImmune is expected to fund at least $2.5 million for our research and development activities through April 2003, payable in eight equal quarterly installments plus certain external costs. For the three-month period ended March 31, 2002, we recognized $436,000 in revenue related to this agreement.

Research and Development Expenses
---------------------------------

     Research and development expenses increased in the three-month period ended March 31, 2002, as compared to the same period in 2001, from $2.3 million in 2001 to $3.7 million in 2002, due to additional squalamine and LOMUCINTM development efforts. The level of research and development expenses in future periods will depend principally upon the progress of our research and development programs and our capital resources.

General and Administrative Expenses
-----------------------------------

     General and administrative expenses increased in the three-month period ended March 31, 2002, as compared to the same period in 2001, from $781,000 in 2001 to $875,000 in 2002, due principally to increases in personnel related to general corporate and business development activities.

Other Income and Expense
------------------------

     Other income and expense is primarily comprised of interest income generated from cash and investments, net of interest expense related to the $2.5 million note payable. Interest income for the three-month period ended March 31, 2002 decreased, as compared to the same period in 2001, due to declining investment interest yields and lower average investment balances. Interest expense for the three-month period ended March 31, 2002 decreased, as compared to the same period in 2001, due to our no longer recognizing additional interest expense on the long-term obligation to Abbott Laboratories as the obligation is now recorded at its face value.

Financial Condition, Liquidity and Capital Resources

     Cash and short-term investments were $11.6 million at March 31, 2002 as compared to $16.1 million at December 31, 2001. The primary use of cash was to finance our research and development operations.

     Current liabilities decreased $.3 million to $5.3 million at March 31, 2002 from December 31, 2001 due to the payment of our short-term obligation to Abbott. Under the terms of our $2.5 million note payable, we make monthly interest-only payments at an annual rate of 6.753%, with principal due in June 2002. We maintain investments of $2.8 million as collateral for the note payable. Long-term liabilities increased at March 31, 2002 from December 31, 2001 due to a milestone payment from an affiliate of the Cystic Fibrosis Foundation.

     Our capital expenditure requirements will depend upon numerous factors, including the progress of our research and development programs, the time and cost required to obtain regulatory approvals, our ability to enter into additional collaborative arrangements, the demand for products based on our technology, if and when such products are approved, and possible acquisitions of products, technologies and companies. We had no significant commitments for capital expenditures as of March 31, 2002.

     On April 10, 2002, we completed the sale of approximately 2.7 million shares of our common stock at $2.75 per share. Net proceeds from the offering, after deducting placement agent fees and offering expenses, are estimated to total approximately $7.0 million. After considering this investment, and in the absence of raising additional funds or significantly reducing expenses, we have sufficient resources to sustain operations through mid-2003.

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

Contractual Cash Obligations

     The table below sets forth our contractual cash obligations at March 31, 2002 (in thousands):

                                                                                        Cash Payments Due by Period
                                                                           ------------------------------------------------------
                                                                             Less than                                   After
        Contractual Cash Obligations                              Total        1 year      1-3 years     4-5 years      5 years
        ----------------------------                              -----        ------      ---------     ---------      -------
        Bank debt /1/ ...................................         $2,500       $2,500         $   --         $   --       $   --
        Abbott settlement /2/ ...........................          1,529           --          1,529             --           --
        Operating lease on building /3/ .................          2,060          330            695            744          291
        Operating leases and maintenance
            contracts on equipment ......................            460          243            168             47            2
        Research and development
            contracts ...................................          2,657        2,358            278             21           --
                                                                  ------       ------         ------         ------       ------
        Total contractual cash obligations ..............         $9,206       $5,431         $2,670         $  812       $  293
                                                                  ======       ======         ======         ======       ======

______________________

/1/ We maintain cash and investments of approximately $2.8 million as collateral for this obligation. Our current intention is to refinance this obligation prior to its maturity.

/2/ Payable if we receive in excess of $10 million of additional funds in any year beginning in 2000, in which case 15% of such excess over $10 million shall be payable to Abbott.

/3/ The lease provides for escalations relating to increases in the Consumer
    Price Index not to exceed 7% but no less than 3.5% beginning in December 2002. We have assumed a minimum lease payment escalation of 3.5% for the purposes of this table.

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

     As of March 31, 2002, our portfolio investments consisted of $1.7 million in cash and $9.9 million in U.S government debt instruments having a maturity of less than one year. Due to the nature of our investment portfolio, management believes that a sudden change in interest rates would not have a material effect on the value of the portfolio. Management estimates that if the average annualized yield of our investments had decreased by 100 basis points, our interest income for the three-month period ended March 31, 2002 would have decreased by approximately $32,000. This estimate assumes that the decrease occurred on the first day of 2002 and reduced the annualized yield of each investment instrument by 100 basis points. The impact on our future interest income will depend largely on the gross amount of our investment portfolio.

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

          None.

     ITEM 5.   OTHER INFORMATION

          None.

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

          10.1 Employment Agreement with David F. Jarosz *

               ________________

          *    Filed herewith.

      (b) Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended March 31, 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           GENAERA CORPORATION


Date: May 9, 2002                        By: /s/ Christopher P. Schnittker
                                             -------------------------------
                                                 Christopher P. Schnittker
                                                 Vice President and
                                                 Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.    Description
-----------    -----------

     10.1      Employment Agreement with David F. Jarosz*

____________

*   Filed herewith.