Form 10-Q
period 2002-06-30
GENAERA CORP
filed 2002-08-14
CIK 880431

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                ________________

                                    FORM 10-Q

(Mark One)
    [x]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the Quarterly Period Ended June 30, 2002.

                                       or

    [ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

            For the Transition Period from ___________ to __________.

                           Commission File No. 0-19651

                                  _____________

                               GENAERA CORPORATION
             ------------------------------------------------------
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

     The number of outstanding shares of the Registrant's Common Stock, par value $.002 per share, on August 13, 2002 was 35,666,491.

================================================================================

                               GENAERA CORPORATION
                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2002

                                TABLE OF CONTENTS
                                                                                                  Page
                                                                                                  ----
PART I    -       FINANCIAL INFORMATION

   Item 1. Financial Statements (unaudited):

                  Balance Sheets as of June 30, 2002 and December 31, 2001 ....................     3

                  Statements of Operations for the three- and six-month periods ended
                           June 30, 2002 and 2001 .............................................     4

                  Statements of Cash Flows for the six-month periods ended
                           June 30, 2002 and 2001 .............................................     5

                  Notes to Financial Statements ...............................................     6

   Item 2. Management's Discussion and Analysis of Financial Condition
                  and Results of Operations ...................................................    10

   Item 3. Quantitative and Qualitative Disclosures about Market Risk .........................    20

PART II   -       OTHER INFORMATION

   Item 1. Legal Proceedings ..................................................................    21
   Item 2. Changes in Securities and Use of Proceeds ..........................................    21
   Item 3. Defaults Upon Senior Securities ....................................................    21
   Item 4. Submission of Matters to a Vote of Security Holders ................................    21
   Item 5. Other Information ..................................................................    21
   Item 6. Exhibits and Reports on Form 8-K ...................................................    22

SIGNATURES ....................................................................................    23

PART I - FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                               GENAERA CORPORATION
                                 BALANCE SHEETS
                  (Amounts in thousands, except per share data)

                                                                                June 30, 2002    December 31, 2001
                                                                                -------------    -----------------
                                                                                 (Unaudited)
                                     ASSETS
Current assets:
   Cash and cash equivalents ...................................................  $  1,508           $   1,973
   Short-term investments (NOTE 2) .............................................    13,484              14,105
   Prepaid expenses and other current assets ...................................       215                 218
                                                                                  --------           ---------

     Total current assets ......................................................    15,207              16,296

Fixed assets, net ..............................................................     1,563               1,456
Other assets ...................................................................        64                  64
                                                                                  --------           ---------
      Total assets .............................................................  $ 16,834           $  17,816
                                                                                  ========           =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses .......................................  $  2,193           $   2,521
   Note payable (NOTE 2) .......................................................     2,500               2,500
   Accrued development expense - short-term (NOTE 6) ...........................        --                 480
   Other current liabilities ...................................................        62                  82
                                                                                  --------           ---------
     Total current liabilities .................................................     4,755               5,583

Accrued development expense - long-term (NOTE 6) ...............................     1,529               1,529
Other liabilities ..............................................................       163                  50

Series A redeemable convertible preferred stock (liquidation value of $1,079 and $1,044 at June 30, 2002 and December 31, 2001,
   respectively) (NOTE 4) ......................................................     1,079               1,044

Commitments, contingencies and other matters (NOTE 6) ..........................

Stockholders' equity (NOTE 3):
Preferred stock - $.001 par value per share; 9,211 shares authorized; 0.9 shares issued and outstanding as Series A redeemable convertible preferred stock at
    June 30, 2002 and December 31, 2001; 10.0 shares issued and outstanding as
    Series B convertible preferred stock at June 30, 2002 and December 31, 2001
    (liquidation value of $10,000) .............................................        --                  --
Common stock - $.002 par value per share; 75,000 shares authorized; 35,626 shares and 32,864 shares issued and outstanding at June 30, 2002 and
   December 31, 2001, respectively .............................................        71                  66
Additional paid-in capital .....................................................   187,224             180,112
Accumulated other comprehensive income - unrealized gain on investments ........         5                  23
Accumulated deficit ............................................................  (177,992)           (170,591)
                                                                                  ---------          ---------
     Total stockholders' equity ................................................     9,308               9,610
                                                                                  --------           ---------
      Total liabilities and stockholders' equity ...............................  $ 16,834           $  17,816
                                                                                  ========           =========

                 See accompanying notes to financial statements.

                               GENAERA CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                  (Amounts in thousands, except per share data)

                                                       Three Months Ended                Six Months Ended
                                                            June 30,                         June 30,
                                                   --------------------------       --------------------------
                                                      2002            2001             2002            2001
                                                      ----            ----             ----            ----
Collaborative research agreement revenues .......  $       417    $       250       $       853    $       250
                                                   -----------    -----------       -----------    -----------

Costs and expenses:
   Research and development .....................        2,895          2,262             6,548          4,555
   General and administrative ...................          863            942             1,738          1,723
                                                   -----------    -----------       -----------    -----------
                                                         3,758          3,204             8,286          6,278
                                                   -----------    -----------       -----------    -----------
Loss from operations ............................       (3,341)        (2,954)           (7,433)        (6,028)
Interest income .................................           71            276               153            516
Interest expense ................................          (43)           (55)              (86)          (153)
                                                   -----------    -----------       -----------    -----------

Net loss ........................................       (3,313)        (2,733)           (7,366)        (5,665)
Dividends on preferred stock ....................           17             31                35             62
                                                   -----------    -----------       -----------    -----------

Net loss applicable to common stockholders ......  $    (3,330)   $    (2,764)      $    (7,401)   $    (5,727)
                                                   ===========    ===========       ===========    ===========

Net loss applicable to common stockholders
         per share -- basic and diluted .........  $     (0.09)   $     (0.08)      $     (0.22)   $     (0.18)
                                                   ===========    ===========       ===========    ===========

Weighted average shares outstanding --
         basic and diluted ......................       35,353         32,737            34,117         32,568
                                                   ===========    ===========       ===========    ===========

                 See accompanying notes to financial statements.

                               GENAERA CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Amounts in thousands)

                                                                                Six Months Ended June 30,
                                                                                -------------------------
                                                                                   2002           2001
                                                                                   ----           ----
Cash Flows From Operating Activities:
   Net loss ..................................................................  $  (7,366)   $  (5,665)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization ...........................................        273          435
     Amortization of investment discounts/premiums ...........................       (136)        (353)
     Compensation expense on option grants and equity awards .................        169          228
     Receipt and retirement of Series A redeemable convertible
         preferred stock .....................................................         --        (300)
   Changes in operating assets and liabilities:
     Decrease in prepaid expenses and other ..................................          3          114
     Decrease in accounts payable and accrued expenses .......................       (328)         (73)
     Decrease in accrued development expenses ................................       (480)      (1,351)
     Increase in other liabilities ...........................................         93           54
                                                                                ---------    ---------

Net cash used in operating activities ........................................     (7,772)      (6,911)
                                                                                ---------    ---------

Cash Flows From Investing Activities:
   Purchase of investments ...................................................    (17,961)     (20,986)
   Proceeds from maturities of investments ...................................     18,700       18,129
   Capital expenditures ......................................................       (380)        (525)
                                                                                ---------    ---------

Net cash provided by (used in) investing activities ..........................        359       (3,382)
                                                                                ---------    ---------

Cash Flows From Financing Activities:
   Proceeds from issuance of Series B convertible preferred stock ............         --        9,908
   Proceeds from issuance of common stock ....................................      6,943           --
   Proceeds from exercise of stock options ...................................          5          838
                                                                                ---------    ---------

Net cash provided by financing activities ....................................      6,948       10,746
                                                                                ---------    ---------

Net increase (decrease) in cash and cash equivalents .........................       (465)         453
Cash and cash equivalents at beginning of period .............................      1,973          599
                                                                                ---------    ---------
Cash and cash equivalents at end of period ...................................  $   1,508    $   1,052
                                                                                =========    =========

Supplemental Cash Flow Information:

Cash paid during the period for interest .....................................  $      88    $     125
                                                                                ---------    ---------

                See accompanying notes to financial statements.

                              GENAREA CORPORATION

                   NOTES TO FINANCIAL STATEMENTS (Unaudited)

--------------------------------------------------------------------------------

NOTE 1.  Basis of Presentation

     The accompanying financial statements of Genaera Corporation ("Genaera" or the "Company") are unaudited and have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") for interim financial statements. The December 31, 2001 balance sheet was derived from audited financial statements, however, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules and regulations. The Company believes that the financial statements include all adjustments of a normal and recurring nature necessary to present fairly the results of operations, financial position, changes in stockholders' equity and cash flows for the periods presented. Results of operations for interim periods are not necessarily indicative of those to be achieved for full fiscal years. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. There have been no material changes in accounting policies from those stated in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

NOTE 2.  Note Payable

     The Company refinanced its $2,500,000 note payable in the second quarter of 2002. Under the terms of the new note payable, the Company makes monthly interest-only payments at an annual rate of 5.346%, with principal due in June 2003. The Company maintained investments with an approximate market value of $2,778,000 at the bank as collateral for the note payable as of June 30, 2002.

NOTE 3.  Stockholders' Equity

     The changes in stockholders' equity from December 31, 2001 to June 30, 2002 are summarized as follows (in thousands):

                                                                             Accumulated
                                                                                Other                      Total
                                             Common Stock     Additional    Comprehensive               Stockholders'
                                          ------------------
                                           Number              Paid-in         Income     Accumulated      Equity
                                           of Shares Amount    Capital                      Deficit
                                           --------- ------   ----------    ------------- -----------   -------------
Balance at December 31, 2001 ...........    32,864    $  66     $180,112      $   23      $(170,591)       $9,610
   Exercise of stock options and
     compensation expense on
     option grants and stock awards ....         3       --          174          --             --           174
   Common stock issued pursuant to
     private placement .................     2,759        5        6,938          --             --         6,943
   Dividends on preferred stock ........        --       --           --          --            (35)          (35)
   Comprehensive loss:
         Net loss ......................        --       --           --          --         (7,366)       (7,366)
         Carrying value adjustment .....        --       --           --         (18)            --           (18)
                                           -------    -----    ---------      ------      ---------        ------
   Total comprehensive loss ............        --       --           --          --             --        (7,384)
                                           -------    -----    ---------      ------      ---------        ------

Balance at June 30, 2002 ...............    35,626    $  71     $187,224      $    5      $(177,992)       $9,308
                                            ======    =====     ========      ======      =========        ======

                               GENAREA CORPORATION

                    NOTES TO FINANCIAL STATEMENTS (Unaudited)

--------------------------------------------------------------------------------

     On April 10, 2002, the Company completed the sale of 2,758,855 shares of its common stock at $2.75 per share. The shares were sold to three of its largest current institutional shareholders: Wellington Management Company, LLC, the State of Wisconsin Investment Board ("SWIB") and Caxton Associates, LLC. Wells Fargo Securities, LLC acted as a placement agent for 1,813,400 of the shares sold. Net proceeds from the offering, after deducting placement agent fees and offering expenses, were $6,943,000. Warrants to purchase 100,000 shares of the Company's common stock at an exercise price of $2.75 per share will be issued to the placement agent in connection with this transaction. When issued, these warrants will be exercisable and have a term of 5 years from the date of issue. The gross proceeds from this offering are considered a "financing activity" for the purposes of the 1999 Abbott Settlement (as described in "NOTE
6. Commitments, Contingencies, and Other Matters.") As a condition of SWIB's purchase of its shares, the Company agreed to, and subsequently did, amend its outstanding stock option plans and its corporate by-laws to, in general, prohibit the Company from, among other things, issuing options with exercise prices below fair market value, from reducing the exercise price of options, from canceling and re-granting options at lower exercise prices and from issuing certain convertible securities, each without requisite stockholder approval.

NOTE 4.  Preferred Stock

     The Company's certificate of incorporation provides the board of directors the power to issue shares of preferred stock without stockholder approval. This preferred stock could have voting rights, including voting rights that could be superior to that of the Company's common stock, and the board of directors has the power to determine these voting rights. As of June 30, 2002, the Company's board of directors has designated 80,000 shares of preferred stock as Series A redeemable convertible preferred stock (the "Series A Preferred Stock") and 10,000 shares of preferred stock as Series B convertible preferred stock (the "Series B Preferred Stock"). In connection with an agreement with Genentech, Inc., 1,188 shares of Series A Preferred Stock were issued during 2000 and 888 shares are outstanding as of June 30, 2002. Preferred dividends of $190,000 have been accrued as of June 30, 2002 on the Series A Preferred Stock. In connection with an agreement with MedImmune, Inc. (as described in "NOTE 5. Collaboration Agreements"), 10,000 shares of Series B Preferred Stock were issued in April 2001 and are outstanding as of June 30, 2002.

NOTE 5.  Collaboration Agreements

     In April 2001, the Company entered into a research collaboration and licensing agreement with MedImmune to develop and commercialize therapies related to the Company's IL9 program. MedImmune is expected to fund at least $2,500,000 for research and development activities at the Company through April 2003 (the "R&D Funding"), which will be recognized by the Company as revenues on a straight-line basis over the two-year period. In addition to the R&D Funding, MedImmune also will reimburse the Company for certain external costs incurred by the Company in connection with the IL9 research plan, which will be recognized by the Company as revenues when the related expenses are incurred. For the three-month period ended June 30, 2002, the Company recognized $417,000 as revenue related to the R&D Funding ($312,000) and external cost reimbursements ($105,000). For the six-month period ended June 30, 2002, the Company recognized $853,000 as revenue related to the R&D Funding ($620,000) and external cost reimbursements ($233,000). For the three- and six-month periods ended June 30, 2001, the Company recognized $250,000 as revenue related solely to the R&D Funding.

     In September 2001, the Company received a contingent award of up to $1,700,000 from an affiliate of the Cystic Fibrosis Foundation ("CFF") to support early clinical evaluation of LOMUCIN(TM) involving patients with cystic fibrosis. This award has been granted and shall be paid to the Company from time to

                               GENAREA CORPORATION

                    NOTES TO FINANCIAL STATEMENTS (Unaudited)

--------------------------------------------------------------------------------

time upon the achievement of certain development milestones. Of this grant, $125,000 has been received as of June 30, 2002 and is recorded as a long-term liability. The Company did not recognize this amount as revenue because it is refundable to the CFF upon marketing approval by the FDA or, if development milestones are satisfied, the Company elects not to enter Phase 3 clinical trials or to commercialize the product within two years of the completion of milestone requirements.

NOTE 6. Commitments, Contingencies and Other Matters

Manufacturing Agreement

     In January 1999 and prior, the Company entered into several agreements with Abbott Laboratories providing for the purchase of approximately $10,000,000 of bulk drug substance to be used in the manufacturing process for LOCILEX(TM) Cream. As FDA approval of LOCILEX(TM) Cream did not occur, the Company renegotiated this agreement with Abbott in September 1999 (the "Abbott Settlement"), paying Abbott $4,200,000 at that time and receiving partial delivery of material. An additional $3,400,000 was due to Abbott and payable if the Company receives in excess of $10,000,000 of additional funds (as defined in the agreement) in any year beginning in 2000, in which case the Company must pay 15% of such excess over $10,000,000 to Abbott. The Company recorded this conditional obligation as a liability in 1999 at its then present value. As a result of the Company's financing activities during 2000 and other cash inflows, $1,392,000 of this liability was payable and paid to Abbott on March 1, 2001. As a result of the Company's financing activities during 2001 and other cash inflows, $480,000 of this liability was payable and paid to Abbott on March 1, 2002. The remaining amount of $1,529,000 due to Abbott is included in long-term liabilities as of June 30, 2002 as the Company has not received in excess of $10,000,000 of cash inflows for the six-month period ended June 30, 2002.

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

     In the absence of raising additional funds or significantly reducing expenses, the Company believes it has sufficient resources to sustain operations through at least mid-2003. The Company regularly explores alternative means of financing its operations and seeks funding through various sources, including public and private securities offerings and collaborative arrangements with third parties. The Company currently does not have any commitments to obtain additional funds and may be unable to obtain sufficient funding in the future on acceptable terms, if at all. If the Company cannot obtain funding, it will need to delay, scale back or eliminate research and development programs or enter into collaborations with third parties to commercialize potential products or technologies that it might otherwise seek to develop or commercialize independently, or seek other arrangements. If the Company engages in collaborations, it will receive lower consideration upon commercialization of such products than if it had not entered into such arrangements or if it entered into such arrangements at later stages in the product development process.

NOTE 7. New Accounting Pronouncements

     In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and nullifies Emerging Issues Task Force Issue No. 94-3. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company plans to adopt SFAS No. 146 in January 2003.

NOTE 8. Subsequent Events

     On August 14, 2002, the Company announced that it is implementing a realignment of operations intended to focus resources on its most advanced product development programs and significantly reduce expenses. Under the realignment plan, the Company reduced its headcount by approximately 35%, primarily impacting unsupported preclinical research programs. All of the employees affected by the workforce reduction will be offered severance and outplacement support. The Company anticipates recording a nonrecurring charge of approximately $500,000 in the third quarter of 2002. Management expects this initiative to result in sufficient savings to allow current cash and investments balances to fund operations related to the Company's realigned goals through at least mid-2003.

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

Overview

     Genaera Corporation is a biopharmaceutical company committed to developing medicines for serious diseases from genomics and natural products. Research and development efforts are focused on anti-angiogenesis and respiratory diseases. Genaera has three products in development addressing substantial unmet medical needs in major pharmaceutical markets. These include squalamine, an anti-angiogenesis treatment for cancer and eye disease; interleukin-9 antibody, a respiratory treatment based on the discovery of a genetic cause of asthma; and LOMUCIN(TM), a mucoregulator to treat the overproduction of mucus and secretions involved in many forms of chronic respiratory disease. We were incorporated in the State of Delaware in 1987 as Magainin Pharmaceuticals, Inc. and began operations in 1988. We changed our name to Genaera Corporation on March 9, 2001.

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

     We believe our current resources are sufficient to meet our research and development goals and sustain operations through mid-2003. However, we will need to raise substantial additional funds in the future to continue our research and development programs and to commercialize our potential products. If we are unable to raise such funds, we may be unable to complete our development activities for any of our proposed products.

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

     We currently do not have the resources, facilities, or technical capabilities to manufacture any of our proposed products in the quantities and quality necessary for commercial sale. We have no plans to establish a commercial manufacturing facility. We expect to depend upon contract manufacturers for commercial scale manufacturing of our proposed products in accordance with regulatory standards. For example, we currently are working with outside contractors for the chemical production of squalamine. This dependence on contract manufacturers may restrict our ability to develop and deliver products on a timely, profitable and competitive basis, especially because the number of companies capable of producing our proposed products is limited. These contract manufacturers generally have multiple projects and they may give ours a lower priority than others. As a result of contract manufacture errors, our product could be lost or delivered late, delaying our clinical and preclinical programs, or may not be produced in accordance with all current applicable regulatory standards. Product not produced in accordance with all current applicable regulatory standards may lead to adverse outcomes for patients and/or product recalls. Furthermore, the development of a robust, low-cost manufacturing process for the commercial production of squalamine and other proposed products will require significant time and expenditure by us. We may be unable to maintain arrangements with qualified outside contractors to manufacture materials at costs that are affordable to us, if at all.

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

     Certain of our exclusive rights to patents and patent applications are governed by contract. Generally, these contracts require that we pay royalties on sales of any products that are covered by patent claims. If we are unable to pay the royalties, we may lose our rights to these patents and patent applications. dditionally, some of these agreements also require that we develop the licensed technology under certain timelines. If we do not adhere to an acceptable schedule of commercialization, we may lose our rights.

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

Results of Operations

Revenues

     To date, we have not received any revenues from product sales. Our revenues have consisted principally of revenues recognized under collaborations with third parties. In April 2001, we entered into a research collaboration and licensing agreement with MedImmune to develop and commercialize therapies related to our IL9 program. In accordance with the contract, MedImmune is expected to fund at least $2.5 million for our research and development activities through April 2003, payable in eight equal quarterly installments plus certain external cost reimbursements. For the three-month period ended June 30, 2002, we recognized $417,000 as revenue related to contractual R&D funding ($312,000) and external cost reimbursements ($105,000). For the six-month period ended June 30, 2002, we recognized $853,000 as revenue related to the contractual R&D funding ($620,000) and external cost reimbursements ($233,000). For the three- and six-month periods ended June 30, 2001, the Company recognized $250,000 as revenue related solely to the contractual R&D funding.

Research and Development Expenses

     Research and development expenses increased in the three-month period ended June 30, 2002, as compared to the same period in 2001, from $2.3 million in 2001 to $2.9 million in 2002 primarily due to increases in personnel and related costs. Research and development expenses increased in the six-month period ended June 30, 2002, as compared to the same period in 2001, from $4.6 million in 2001 to $6.5 million in 2002 due to additional squalamine and LOMUCIN(TM) clinical and manufacturing efforts . We also experienced an increase in personnel and related costs during this period to support expanding research and development efforts. The level of research and development expenses in future periods will depend principally upon the progress of our research and development programs and our capital resources.

General and Administrative Expenses

     General and administrative expenses decreased in the three-month period ended June 30, 2002, as compared to the same period in 2001, from $942,000 in 2001 to $863,000 in 2002 due principally to decreases in personnel. General and administrative expenses remained relatively consistent for the six-month period ended June 30, 2002 as compared to the same period in 2001 at $1.7 million.

Other Income and Expense

     Other income and expense is primarily comprised of interest income generated from cash and investments, net of interest expense related to the $2.5 million note payable. Interest income for the three- and six-month periods ended June 30, 2002 decreased, as compared to the same period in 2001, due to declining investment interest yields and lower average investment balances. Interest expense for the three- and six-month periods ended June 30, 2002 decreased, as compared to the same period in 2001, due to a reduction in the note payable's interest rate and because the long-term obligation to Abbott Laboratories is now recorded at its face value and we no longer recognize additional interest expense on the obligation.

Financial Condition, Liquidity and Capital Resources

     Cash and short-term investments were $15.0 million at June 30, 2002 as compared to $16.1 million at December 31, 2001. On April 10, 2002, we completed the sale of approximately 2.7 million shares of our common stock at $2.75 per share. Net proceeds from the offering, after deducting placement agent fees and offering expenses, were approximately $6.9 million. The primary use of cash during the period was to finance our research and development operations.

     Current liabilities decreased $800,000 to $4.8 million at June 30, 2002 from $5.6 million at December 31, 2001 due to the payment of our short-term obligation to Abbott along with decreases in other accrued expenses. Under the terms of our $2.5 million note payable, we make monthly interest-only payments at an annual rate of 5.346%, with principal due in June 2003. We maintain investments of $2.8 million as collateral for the note payable.

     Our capital expenditure requirements will depend upon numerous factors, including the progress of our research and development programs, the time and cost required to obtain regulatory approvals, our ability to enter into additional collaborative arrangements, the demand for products based on our technology, if and when such products are approved, and possible acquisitions of products, technologies and companies. We had no significant commitments for capital expenditures as of June 30, 2002.

     After considering the private placement investment in April, and in the absence of raising additional funds or significantly reducing expenses, we believe we have sufficient resources to sustain operations through at least mid-2003.

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

Contractual Cash Obligations

     The table below sets forth our contractual cash obligations at June 30, 2002 (in thousands):

                                                                      Cash Payments Due by Period
                                                           ------------------------------------------------
                                                              Less than                              After
        Contractual Cash Obligations               Total       1 year      1-3 years    4-5 years   5 years
        ----------------------------             -------     ---------     ---------    ---------   -------
        Bank debt/1/ ..........................  $ 2,500      $ 2,500        $    --     $   --      $  --
        Abbott settlement/2/ ..................    1,529           --          1,529         --         --
        Operating lease on building/3/ ........    1,979          332            701        751        195
        Operating leases and maintenance
          contracts on equipment ..............      395          218            140         36          1
        Research and development
          contracts ...........................    1,897        1,646            242          9         --
                                                 -------      -------        -------     ------      -----
        Total contractual cash obligations ....  $ 8,300      $ 4,696        $ 2,612     $  796      $ 196
                                                 =======      =======        =======     ======      =====

________________

/1/ We maintain cash and investments of approximately $2.8 million as collateral for this obligation. Our current intention is to refinance this obligation just prior to its maturity.

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

Subsequent Events

     On August 14, 2002, we announced that we are implementing a realignment of operations intended to focus resources on our most advanced product development programs, Squalamine and LOMUCIN(TM), and significantly reduce expenses. We will proceed with our ongoing phase 2b non-small cell lung cancer study, and commence our first "wet" macular degeneration study. Additional studies for squalamine, including our planned trial in advanced ovarian cancer, will require, at a minimum, additional funding. For LOMUCIN(TM), we anticipate having the results from our chronic asthma study later this year, and are proceeding with the startup of our initial clinical trials in cystic fibrosis. The cystic fibrosis trials are funded in part by our alliance with the Cystic Fibrosis Foundation, which has provided a Therapeutics Development Grant of up to $1,700,000. MedImmune continues as our partner for the IL-9 antibody program for asthma and fully funds these research and development efforts. Under the realignment plan, we reduced our headcount by approximately 35%, primarily impacting unsupported preclinical research programs. All of the employees affected by the workforce reduction will be offered severance and outplacement support. We anticipate recording a nonrecurring charge of approximately $500,000 in the third quarter of 2002. Management expects this initiative to result in sufficient savings to allow current cash and investments balances to fund operations related to our realigned goals through at least mid-2003.

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

     As of June 30, 2002, our portfolio investments consisted of $1.5 million in cash and $13.5 million in U.S government debt instruments having a maturity of less than one year. Due to the nature of our investment portfolio, management believes that a sudden change in interest rates would not have a material effect on the value of the portfolio. Management estimates that if the average annualized yield of our investments had decreased by 100 basis points, our interest income for the six-month period ended June 30, 2002 would have decreased by approximately $73,000. This estimate assumes that the decrease occurred on the first day of 2002 and reduced the annualized yield of each investment instrument by 100 basis points. The impact on our future interest income will depend largely on the gross amount of our investment portfolio.

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

         None.

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 16, 2002, we held our Annual Meeting of Shareholders. Proxies were solicited for the Annual Meeting pursuant to Regulation 14 of the Securities Exchange Act of 1934. At the Annual Meeting, the shareholders elected eight directors for one-year terms and ratified the appointment of our independent accountants.

         (a) In the election of directors, the number of shares voted was as follows:

                                               Votes For         Votes Withheld
                                              ----------         --------------
              Michael R. Dougherty            23,633,784           2,773,979
              Bernard Canavan, M.D.           23,644,136           2,763,627
              R. Frank Ecock                  23,642,624           2,765,139
              Zola P. Horovitz, Ph.D.         23,644,536           2,763,227
              Roy C. Levitt, M.D.             26,242,611             165,152
              Charles A. Sanders, M.D.        23,643,404           2,764,359
              Robert F. Shapiro               23,643,224           2,764,539
              James B. Wyngaarden, M.D.       23,640,354           2,767,409

         (b) In the ratification of the appointment of KPMG LLP as independent accountants for the fiscal year ending December 31, 2002, the number of shares voted was as follows:

                                For              Against              Withheld
                                ---              -------              --------
                            23,710,692          2,669,691              27,380

     ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits

       3.1  Second Restated Certificate of Incorporation of the Registrant*

       3.2  By-laws of the Registrant, as Amended and Restated on May 16, 2002*

      10.1  1992 Stock Option Plan, as Amended and Restated on July 22, 2002*

      10.2 Amended 1998 Equity Compensation Plan, as Amended and Restated on July 22, 2002*

      10.3  Employment Agreement with Angeline K. Shashlo*

      _____________

      *     Filed herewith.


  (b)  Reports on Form 8-K

       We filed a Current Report on Form 8-K on April 8, 2002 regarding our engagement of Wells Fargo as a placement agent.

       We filed a Current Report on Form 8-K on April 11, 2002 regarding our completion of a private placement of our common stock.

       We filed a Current Report on Form 8-K on May 21, 2002 incorporating two press releases regarding squalamine lung and ovarian cancer clinical trial results.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             GENAERA CORPORATION

Date:  August 14, 2002                       By:  /s/ Christopher P. Schnittker
                                                  ------------------------------
                                                  Christopher P. Schnittker
                                                  Vice President and
                                                  Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.     Description

    3.1         Second Restated Certificate of Incorporation of the Registrant*

    3.2         By-laws of the Registrant, as Amended and Restated on May 16,
                2002*

   10.1         1992 Stock Option Plan, as Amended and Restated on July 22,
                2002*

   10.2 Amended 1998 Equity Compensation Plan, as Amended and Restated on July 22, 2002*

   10.3         Employment Agreement with Angeline K. Shashlo*


------------

*    Filed herewith.