Form 10-Q
period 2002-09-30
GENAERA CORP
filed 2002-11-13
CIK 880431

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002.

                                       OR

           [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

            FOR THE TRANSITION PERIOD FROM ___________ TO __________.

                           COMMISSION FILE NO. 0-19651
                                 ---------------

                               GENAERA CORPORATION
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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

     The number of outstanding shares of the Registrant's Common Stock, par value $.002 per share, on November 12, 2002 was 35,666,491.

================================================================================

                               GENAERA CORPORATION
                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----

PART I    -       FINANCIAL INFORMATION

   ITEM 1. Financial Statements (unaudited):

        Balance Sheets as of September 30, 2002 and December 31, 2001 .......3

        Statements of Operations for the three- and nine-month periods ended

                September 30, 2002 and 2001 .................................4

        Statements of Cash Flows for the nine-month periods ended

                September 30, 2002 and 2001 .................................5

        Notes to Financial Statements .......................................6

   ITEM 2. Management's Discussion and Analysis of Financial Condition

                and Results of Operations ..................................11

   ITEM 3. Quantitative and Qualitative Disclosures about Market Risk ......23

   ITEM 4. Controls and Procedures .........................................23



PART II   -       OTHER INFORMATION



   ITEM 1. Legal Proceedings ...............................................24

   ITEM 2. Changes in Securities and Use of Proceeds .......................24

   ITEM 3. Defaults Upon Senior Securities .................................24

   ITEM 4. Submission of Matters to a Vote of Security Holders .............24

   ITEM 5. Other Information ...............................................24

   ITEM 6. Exhibits and Reports on Form 8-K ................................24



SIGNATURES .................................................................25

CERTIFICATIONS .............................................................26

PART I - FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS


                                                          GENAERA CORPORATION
                                                            BALANCE SHEETS
                                             (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                           SEPTEMBER 30, 2002   DECEMBER 31, 2001
                                                                           ------------------   -----------------
                                                                               (UNAUDITED)
                                                    ASSETS

Current assets:
   Cash and cash equivalents ................................................... $  1,172          $   1,973
   Short-term investments (NOTE 2) .............................................   10,769             14,105
   Prepaid expenses and other current assets ...................................      302                218
                                                                                 --------          ---------

     Total current assets ......................................................   12,243             16,296

Fixed assets, net ..............................................................    1,554              1,456
Other assets ...................................................................       64                 64
                                                                                 --------          ---------

       Total assets ............................................................ $ 13,861          $  17,816
                                                                                 ========          =========

                                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses ....................................... $  2,174          $   2,521
   Note payable (NOTE 2) .......................................................    2,500              2,500
   Accrued development expense - short-term (NOTE 6) ...........................       --                480
   Other current liabilities ...................................................       60                 82
                                                                                 --------          ---------

     Total current liabilities .................................................    4,734              5,583

Accrued development expense - long-term (NOTE 6) ...............................    1,529              1,529
Other liabilities ..............................................................      170                 50

Series A redeemable convertible preferred stock (liquidation value of $1,098 and $1,044 at September 30, 2002 and December 31, 2001,
    respectively) (NOTE 4) .....................................................    1,098              1,044

Commitments, contingencies and other matters (NOTE 6) ..........................

Stockholders' equity (NOTE 3):
Preferred stock - $.001 par value per share; 9,211 shares authorized;
    0.9 shares issued and outstanding as Series A redeemable convertible preferred stock at September 30, 2002 and December 31, 2001; 10.0 shares issued and outstanding as Series B convertible preferred stock at September 30, 2002 and December 31, 2001 (liquidation value of
    $10,000) ...................................................................       --                 --
Common stock - $.002 par value per share; 75,000 shares authorized; 35,666 shares and 32,864 shares issued and outstanding at September 30, 2002 and
    December 31, 2001, respectively ............................................       71                 66
Additional paid-in capital .....................................................  187,238            180,112
Accumulated other comprehensive income - unrealized gain on investments ........        1                 23
Accumulated deficit ............................................................ (180,980)          (170,591)
                                                                                ---------          ---------

     Total stockholders' equity ................................................    6,330              9,610
                                                                                 --------           --------

       Total liabilities and stockholders' equity .............................. $ 13,861           $ 17,816
                                                                                 ========           ========


                                            See accompanying notes to financial statements.



                                                          GENAERA CORPORATION
                                                       STATEMENTS OF OPERATIONS
                                                              (UNAUDITED)
                                             (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                       THREE MONTHS ENDED                NINE MONTHS ENDED
                                                          SEPTEMBER 30,                    SEPTEMBER 30,
                                                   --------------------------       --------------------------
                                                      2002            2001             2002            2001
                                                      ----            ----             ----            ----

Collaborative research agreement revenues .........$       349    $       455       $     1,202    $       705
                                                   -----------    -----------       -----------    -----------

Costs and expenses:
   Research and development .......................      2,686          3,601             9,234          8,156
   General and administrative .....................        657            755             2,395          2,478
                                                   -----------    -----------       -----------    -----------
                                                         3,343          4,356            11,629         10,634
                                                   -----------    -----------       -----------    -----------
Loss from operations ..............................     (2,994)        (3,901)          (10,427)        (9,929)
Interest income ...................................         61            197               214            713
Interest expense ..................................        (36)           (44)             (122)          (197)
                                                   -----------    -----------       -----------    -----------

Net loss ..........................................     (2,969)        (3,748)          (10,335)        (9,413)
Dividends on preferred stock ......................         19             20                54             82
                                                   -----------    -----------       -----------    -----------

Net loss applicable to common stockholders ........$    (2,988)   $    (3,768)      $   (10,389)   $    (9,495)
                                                   ===========    ===========       ===========    ===========

Net loss applicable to common stockholders
         per share -- basic and diluted ...........$     (0.08)   $     (0.11)      $     (0.30)   $     (0.29)
                                                   ===========    ===========       ===========    ===========

Weighted average shares outstanding --
         basic and diluted ........................     35,652         32,841            34,634         32,660
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


                                              GENAERA CORPORATION
                                           STATEMENTS OF CASH FLOWS
                                                  (UNAUDITED)
                                            (AMOUNTS IN THOUSANDS)


                                                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                                                                   -------------------------------
                                                                                        2002             2001
                                                                                     ---------        ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss ....................................................................  $   (10,335)     $    (9,413)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization .............................................          387              647
     Amortization of investment discounts/premiums .............................         (191)            (537)
     Compensation expense on option grants and equity awards ...................          183              261
     Receipt and retirement of Series A redeemable convertible
         preferred stock .......................................................           --             (300)
   Changes in operating assets and liabilities:
     (Increase) decrease in prepaid expenses and other .........................          (84)              60
     Increase (decrease) in accounts payable and accrued expenses ..............         (347)             938
     Decrease in accrued development expenses ..................................         (480)          (1,350)
     Increase in other liabilities .............................................           98               47
                                                                                  -----------      -----------

Net cash used in operating activities ..........................................      (10,769)          (9,647)
                                                                                  -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of investments .....................................................      (20,695)         (30,198)
   Proceeds from maturities of investments .....................................       24,200           31,179
   Capital expenditures ........................................................         (485)            (736)
                                                                                  -----------      -----------

Net cash provided by investing activities ......................................        3,020              245
                                                                                  -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of Series B convertible preferred stock ..............           --            9,908
   Proceeds from issuance of common stock ......................................        6,943               --
   Proceeds from exercise of stock options .....................................            5              849
                                                                                  -----------      -----------

Net cash provided by financing activities ......................................        6,948           10,757
                                                                                  -----------      -----------

Net increase (decrease) in cash and cash equivalents ...........................         (801)           1,355
Cash and cash equivalents at beginning of period ...............................        1,973              599
                                                                                  -----------      -----------

Cash and cash equivalents at end of period .....................................  $     1,172      $     1,954
                                                                                  ===========      ===========

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during the period for interest .......................................  $       125      $       160
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

NOTE 2.  NOTE PAYABLE

     The Company refinanced its $2,500,000 note payable in the second quarter of 2002. Under the terms of the new note payable, the Company makes monthly interest-only payments at an annual rate of 5.346%, with principal due in June 2003. The Company maintained investments with an approximate market value of $2,791,000 at the bank as collateral for the note payable as of September 30, 2002.

NOTE 3.  STOCKHOLDERS' EQUITY

     The changes in stockholders' equity from December 31, 2001 to September 30, 2002 are summarized as follows (in thousands):



                                                                            ACCUMULATED
                                             COMMON STOCK                      OTHER                    TOTAL
                                          ------------------   ADDITIONAL      COMPRE-                  STOCK-
                                            NUMBER              PAID-IN        HENSIVE   ACCUMULATED   HOLDERS'
                                           OF SHARES  AMOUNT    CAPITAL        INCOME      DEFICIT      EQUITY
                                           ---------  ------    -------        ------      -------      ------
Balance at December 31, 2001 .............  32,864    $  66     $180,112      $   23      $(170,591)  $  9,610
   Exercise of stock options and
     compensation expense on
     option grants and stock awards ......      43       --          188          --             --        188
   Common stock issued pursuant to
     private placement ...................   2,759        5        6,938          --             --      6,943
   Dividends on preferred stock ..........      --       --           --          --            (54)       (54)
   Comprehensive loss:
         Net loss ........................      --       --           --          --        (10,335)   (10,335)
         Carrying value adjustment .......      --       --           --         (22)            --        (22)
                                           -------    -----    ---------      ------     ----------   --------
   Total comprehensive loss ..............      --       --           --          --             --    (10,357)
                                           -------    -----    ---------      ------     ----------   --------

Balance at September 30, 2002 ............  35,666    $  71     $187,238      $    1      $(180,980)  $  6,330
                                           =======    =====     ========      ======      =========   ========


                              GENAERA CORPORATION

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------

     On April 10, 2002, the Company completed the sale of 2,758,855 shares of its common stock at $2.75 per share. The shares were sold to three of its larger current institutional shareholders: Wellington Management Company, LLC, the State of Wisconsin Investment Board ("SWIB"), and Caxton Associates, LLC. Wells Fargo Securities, LLC acted as a placement agent for 1,813,400 of the shares sold. Net proceeds from the offering, after deducting placement agent fees and offering expenses, were $6,943,000. Warrants to purchase 100,000 shares of the Company's common stock at an exercise price of $2.75 per share will be issued to the placement agent in connection with this transaction. When issued, these warrants will be exercisable and have a term of 5 years from the date of the transaction. The gross proceeds from this offering are considered a "financing activity" for the purposes of the 1999 Abbott Settlement (as described in "NOTE
6. Commitments, Contingencies, and Other Matters.") As a condition of SWIB's purchase of its shares, the Company agreed to, and subsequently did, amend its outstanding stock option plans and its corporate by-laws to, in general, prohibit the Company from, among other things, issuing options with exercise prices below fair market value, from reducing the exercise price of options, from canceling and re-granting options at lower exercise prices and from issuing certain convertible securities, each without requisite stockholder approval.

NOTE 4.  PREFERRED STOCK

     The Company's certificate of incorporation provides the board of directors the power to issue shares of preferred stock without stockholder approval. This preferred stock could have voting rights, including voting rights that could be superior to that of the Company's common stock, and the board of directors has the power to determine these voting rights. As of September 30, 2002, the Company's board of directors has designated 80,000 shares of preferred stock as Series A redeemable convertible preferred stock (the "Series A Preferred Stock") and 10,000 shares of preferred stock as Series B convertible preferred stock (the "Series B Preferred Stock"). In connection with an agreement with Genentech, Inc., 1,188 shares of Series A Preferred Stock were issued during 2000 and 888 shares are outstanding as of September 30, 2002. Preferred dividends of $210,000 have been accrued as of September 30, 2002 on the Series A Preferred Stock. In connection with an agreement with MedImmune, Inc. (as described in "NOTE 5. Collaboration Agreements"), 10,000 shares of Series B Preferred Stock were issued in April 2001 and are outstanding as of September 30, 2002.

NOTE 5.  COLLABORATION AGREEMENTS

     In April 2001, the Company entered into a research collaboration and licensing agreement with MedImmune to develop and commercialize therapies related to the Company's IL9 program. MedImmune is expected to fund at least $2,500,000 for research and development activities at the Company through April 2003 (the "R&D Funding"), which will be recognized by the Company as revenues on a straight-line basis over the two-year period. In addition to the R&D Funding, MedImmune also will reimburse the Company for certain external costs incurred by the Company in connection with the IL9 research plan, which will be recognized by the Company as revenues when the related expenses are incurred. For the three-month period ended September 30, 2002, the Company recognized $349,000 as revenue related to the R&D Funding ($315,000) and external cost reimbursements ($34,000). For the nine-month period ended September 30, 2002, the Company recognized $1,202,000 as revenue related to the R&D Funding ($935,000) and external cost reimbursements ($267,000). For the three-month period ended September 30, 2001, the Company recognized $455,000 as revenue related to the R&D Funding ($315,000) and external cost reimbursements ($140,000). For the nine-month period ended September 30, 2001, the Company recognized $705,000 as revenue related to the R&D Funding ($565,000) and external cost reimbursements ($140,000).

                              GENAERA CORPORATION

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------

     Due to the January 2002 implementation of Emerging Issues Task Force No. 01-14, Income Statement Characterization of Reimbursements Received for 'Out of Pocket' Expenses Incurred, $140,000 previously recorded as research and development expense offsets for the three- and nine-month periods ended September 30, 2001 has been reclassified as revenues in the current comparative financial statements.

     In September 2001, the Company received a contingent award of up to $1,700,000 from an affiliate of the Cystic Fibrosis Foundation ("CFF") to support early clinical evaluation of LOMUCIN(TM) involving patients with cystic fibrosis. This award has been granted and shall be paid to the Company from time to time upon the achievement of certain development milestones. Of this grant, $125,000 has been received as of September 30, 2002 and is recorded as a long-term liability. The Company did not recognize this amount as revenue because it is refundable to the CFF upon marketing approval by the FDA or, if development milestones are satisfied, the Company elects not to enter Phase 3 clinical trials or to commercialize the product within two years of the completion of milestone requirements.

NOTE 6. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

Manufacturing Agreement

     In January 1999 and prior, the Company entered into several agreements with Abbott Laboratories providing for the purchase of approximately $10,000,000 of bulk drug substance to be used in the manufacturing process for LOCILEX(TM) Cream. As FDA approval of LOCILEX(TM) Cream did not occur, the Company
renegotiated   this  agreement  with  Abbott  in  September  1999  (the  "Abbott
Settlement"), paying Abbott $4,200,000 at that time and receiving partial delivery of material. An additional $3,400,000 was due to Abbott and payable if the Company receives in excess of $10,000,000 of additional funds (as defined in the agreement) in any year beginning in 2000, in which case the Company must pay 15% of such excess over $10,000,000 to Abbott. The Company recorded this conditional obligation as a liability in 1999 at its then present value. As a result of the Company's financing activities during 2000 and other cash inflows, $1,392,000 of this liability was payable and paid to Abbott on March 1, 2001. As a result of the Company's financing activities during 2001 and other cash inflows, $480,000 of this liability was payable and paid to Abbott on March 1, 2002. The remaining amount of $1,529,000 due to Abbott is included in long-term liabilities as of September 30, 2002 as the Company has not received in excess of $10,000,000 of cash inflows for the nine-month period ended September 30, 2002.

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

     On September 25, 2002, the Company was notified by The Nasdaq Stock Market, Inc. that the Company's common stock had closed for more than 30 consecutive trading days below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq National Market under Marketplace Rule 4450(a)(5). During October 2002, the Company applied to Nasdaq to transfer from the Nasdaq National Market to the Nasdaq SmallCap Market. On October 30, 2002, the Company announced that its request to transfer to the Nasdaq SmallCap Market had been approved, effective October 31, 2002. The Company's securities will continue trading under its current symbol: "GENR."

                              GENAERA CORPORATION

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------

     Transferring to the Nasdaq SmallCap Market provides the Company with a grace period until March 24, 2003 to regain compliance with the Nasdaq Stock Market's $1.00 minimum bid price requirement. In the event the Company does not meet the minimum bid price requirement by March 24, 2003, Nasdaq can grant the Company an additional 180-day grace period to regain compliance if it meets the "core" initial listing standards for the Nasdaq SmallCap Market as of that date, principally, a $5 million stockholders' equity requirement. If a company that has transitioned to the Nasdaq SmallCap Market so desires, generally it can transition back to the Nasdaq National Market by meeting the $1.00 minimum bid price requirement for 30 consecutive trading days during the grace periods and complying with the other applicable National Market standards. If the Nasdaq Small Cap Market does not grant the Company the additional 180-day grace period on March 24, 2003, Nasdaq may begin its procedures for delisting the Company.

     In the absence of raising additional funds or significantly reducing expenses, the Company believes it has sufficient resources to sustain operations through the end of 2003. The Company regularly explores alternative means of financing its operations and seeks funding through various sources, including public and private securities offerings and collaborative arrangements with third parties. The Company currently does not have any commitments to obtain additional funds and may be unable to obtain sufficient funding in the future on acceptable terms, if at all. If the Company cannot obtain funding, it will need to delay, scale back or eliminate research and development programs or enter into collaborations with third parties to commercialize potential products or technologies that it might otherwise seek to develop or commercialize independently, or seek other arrangements. If the Company engages in collaborations, it will receive lower consideration upon commercialization of such products than if it had not entered into such arrangements or if it entered into such arrangements at later stages in the product development process.

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

NOTE 8. REALIGNMENT OF OPERATIONS

     On August 14, 2002, the Company announced that it implemented a realignment of operations intended to focus resources on its most advanced product development programs and significantly reduce expenses. Under the realignment plan, the Company reduced its headcount by approximately 35%, or 23 employees, primarily impacting unsupported preclinical research programs. All of the employees affected by the workforce reduction were offered severance and outplacement support. The Company recorded a nonrecurring charge of approximately $506,000 for the three-month period ended September 30, 2002, of which $498,000 and $8,000 are recorded in Research and Development Expense and General and Administrative Expense, respectively. For the three- and nine-month periods ended September 30, 2002, the Company has paid $223,000 in cash severance and outplacement support against this accrual, leaving a remaining accrual of $283,000 at September 30, 2002.

                              GENAERA CORPORATION

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------

NOTE 9. SUBSEQUENT EVENT

     On November 7, 2002, as part of its ongoing cost containment efforts, the Company announced that it had recently reduced its headcount by approximately 32%, or 11 employees, primarily impacting preclinical and nonclinical development scientific staff. All of the employees affected by the workforce reduction were offered severance and outplacement support. The Company anticipates recording a nonrecurring charge of approximately $320,000 in the fourth quarter of 2002 related to this action. The Company also transitioned David F. Jarosz, its former Executive Vice President and Chief Business Officer, to a six-month consulting contract with the Company. The Company also announced that Michael R. Dougherty, its former Chairman of the Company's Board of Directors, is stepping down from that position while remaining a member of the Company's Board of Directors.

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


OVERVIEW

     Genaera Corporation is a biopharmaceutical company committed to developing medicines for serious diseases from genomics and natural products. Research and development efforts are focused on anti-angiogenesis and respiratory diseases. Genaera has three products in development addressing substantial unmet medical needs in major pharmaceutical markets. These include squalamine, an anti-angiogenesis treatment for cancer and eye disease; interleukin-9 antibody, a respiratory treatment based on the discovery of a genetic cause of asthma; and LOMUCIN(TM), a mucoregulator to treat the overproduction of mucus and secretions involved in many forms of chronic respiratory disease. We were incorporated in the State of Delaware in 1987.


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

IF WE DO NOT RAISE ADDITIONAL CAPITAL, WE MAY NOT BE ABLE TO CONTINUE OUR RESEARCH AND DEVELOPMENT PROGRAMS AND MAY NEVER COMMERCIALIZE ANY PRODUCTS.

     We believe our current resources are sufficient to meet our research and development goals and sustain operations through the end of 2003. However, we will need to raise substantial additional funds in the future to continue our research and development programs and to commercialize our potential products. If we are unable to raise such funds, we may be unable to complete our development activities for any of our proposed products.

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

WE MAY BE UNABLE TO MAINTAIN THE STANDARDS FOR LISTING ON THE NASDAQ SMALL CAP MARKET, WHICH COULD ADVERSELY AFFECT THE LIQUIDITY OF OUR COMMON STOCK AND COULD SUBJECT OUR COMMON STOCK TO THE "PENNY STOCK" RULES.

     Our common stock is currently listed on the Nasdaq Small Cap Market. Nasdaq requires listed companies to maintain standards for continued listing, including a minimum bid price for shares of a company's stock and a minimum tangible net worth. If we are unable to maintain these standards, our common stock could be delisted.

     On September 25, 2002, we were notified by The Nasdaq Stock Market, Inc. that our common stock had closed for more than 30 consecutive trading days below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq National Market under Marketplace Rule 4450(a)(5). During October 2002, we applied to Nasdaq to transfer from the Nasdaq National Market to the Nasdaq SmallCap Market. On October 30, 2002, we announced that our request to transfer to the Nasdaq SmallCap Market had been approved, effective October 31, 2002. Our securities will continue trading under our current symbol: "GENR."

     Transferring to the Nasdaq SmallCap Market provides us with a grace period until March 24, 2003 to regain compliance with the Nasdaq Stock Market's $1.00 minimum bid price requirement. In the event that we do not meet the minimum bid price requirement by March 24, 2003, Nasdaq can grant us an additional 180-day grace period to regain compliance if we meet the "core" initial listing standards for the Nasdaq SmallCap Market as of that date, principally, a $5 million stockholders' equity requirement. If a company that has transitioned to the Nasdaq SmallCap Market so desires, generally it can transition back to the Nasdaq National Market by meeting the $1.00 minimum bid price requirement for 30 consecutive trading days during the grace periods and complying with the other applicable National Market standards. If the Nasdaq Small Cap Market does not grant us the additional 180-day grace period on March 24, 2003, Nasdaq may begin its procedures for delisting the Company.

     If we are unable to meet the requirements for inclusion on the Nasdaq Small Cap Market, our common stock may be traded on an electronic bulletin board established for securities that are not included in Nasdaq or traded on a national securities exchange or in some published quotation service. If this occurs, it could be more difficult to sell our securities or obtain the same level of market information as to the price of our common stock as is currently available.

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

     For transactions covered by the "penny stock" rules, a broker-dealer must make a special suitability determination for the purchaser and must have received the purchaser's written consent to the transaction prior to the transaction. The "penny stock" rules also require broker-dealers to deliver monthly statements to "penny stock" investors disclosing recent price information for the "penny stock" held in the account, and information on the limited market in "penny stocks." Prior to the transaction, a broker-dealer must provide a disclosure schedule relating to the "penny stock" market. In addition, the broker-dealer must disclose the following:

     o  commissions   payable   to  the   broker-dealer   and  the   registered
        representative; and
     o current quotations for the security as mandated by the applicable regulations.

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

     Governmental authorities may delay or deny the approval of any of our drug candidates. In addition, governmental authorities may enact new legislation or regulations that could limit or restrict our efforts. A delay or denial of regulatory approval for any of our drug candidates, such as that which occurred for LOCILEX(TM) Cream, a topical treatment of infection in diabetic foot ulcers, will materially affect our business. Even if we receive approval of a product candidate, it may be conditioned upon certain limitations and restrictions as to the drugs used and may be subject to continuous review. If we fail to comply with any applicable regulatory requirements, we could be subject to penalties, including warning letters, fines, withdrawal of regulatory approval, product recalls, operating restrictions, injunctions, and criminal prosecution.

WE EXPECT TO RELY ON THIRD PARTIES IN CONNECTION WITH THE DEVELOPMENT OF OUR PRODUCTS AND EXPECT TO RELY ON THIRD PARTIES TO MARKET ANY PRODUCTS WE DEVELOP; IF THESE PARTIES DO NOT PERFORM AS EXPECTED, WE MAY NEVER SUCCESSFULLY DEVELOP OR COMMERCIALIZE OUR PRODUCTS.

     We expect to delegate the responsibility for all, or a significant portion, of the development and regulatory approval for certain potential products to third parties. We do not have control over the amount and timing of resources to be devoted to the development of these potential products by our collaborative partners. Our collaborators may not place a high priority on their contractual arrangements with us. Collaborators may develop products independently or through third parties that could compete with our proposed products. For example, GlaxoSmithKline, a current collaborative partner, which entered into an agreement with us relating to the development of LOCILEXTM, maintains a significant presence in the antibiotic area and currently sells a topical antibiotic product indicated for the treatment of certain skin infections. In addition, a collaborator may decide to end a relationship with us, which would require that we repartner the technology. For example, in December 2000, Genentech provided notice to us of its election to terminate the collaboration agreement covering the IL9 antibody development program and related respiratory technology. Ultimately, these third parties may never develop an approvable or marketable product.

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

     We are subject to the risk that:

     o  patents will not issue from any of our patent applications;
     o  our patent rights will not be sufficient to protect our technology;
     o  others may file  patents  ahead of us in time and  prevent the issuing of our patent claims;
     o  others will not design around the patented aspects of our technology;
     o  our  patents  will  be   successfully   challenged  or  circumvented  by
        our competitors; or
     o an adverse outcome in a suit challenging our patents would subject us to significant liabilities to third parties, require rights to be licensed from third parties, or require us to cease using such technology.

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

WE ARE SUBJECT TO POTENTIAL PRODUCT LIABILITY CLAIMS THAT COULD RESULT IN SIGNIFICANT COSTS.

     We are subject to significant potential product liability risks inherent in
the  testing,   manufacturing  and  marketing  of  human  therapeutic  products, including the risk that:

     o our proposed products cause some undesirable side effects or injury during clinical trials;
     o  our products cause undesirable side effects or injury in the market; or
     o third parties that we engage incur liabilities that we have agreed to indemnify them against.

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

OUR STOCK PRICE IS EXTREMELY VOLATILE.

     The market prices and trading volumes for securities of biopharmaceutical and biotechnology companies, including ours, have historically been, and will likely continue to be, highly volatile. Future events affecting our business, or that of our competitors, may have a significant impact on our stock price. Among these events are the following:

     o  product testing results from us or our competitors;
     o  technological innovations by us or our competitors;
     o  new commercial products from us or our competitors;
     o  government regulations;
     o  proprietary rights;
     o  regulatory actions; and
     o  litigation.

THE EXERCISE OF OPTIONS AND WARRANTS AND OTHER ISSUANCES OF SHARES WILL LIKELY HAVE A DILUTIVE EFFECT ON OUR STOCK PRICE.

     We currently have a large number of options and warrants outstanding and exercisable, though none of which grant the right to purchase shares of our common stock at prices below its September 30, 2002 market price. Some warrant exercise prices are subject to adjustment under the anti-dilution provisions of the warrant agreements. Should our market price increase in the future, the exercise of options and warrants at prices below the market price of our common stock could adversely affect the price of our common stock. Additional dilution may result from the issuance of shares of our capital stock in connection with collaborations or manufacturing arrangements or in connection with other financing efforts.

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

RESULTS OF OPERATIONS

Revenues

     To date, we have not received any revenues from product sales. Our revenues have consisted principally of revenues recognized under collaborations with third parties. In April 2001, we entered into a research collaboration and licensing agreement with MedImmune to develop and commercialize therapies related to our IL9 program. In accordance with the contract, MedImmune is expected to fund at least $2.5 million for our research and development activities through April 2003, payable in eight equal quarterly installments plus certain external cost reimbursements. For the three-month period ended September 30, 2002, we recognized $349,000 as revenue related to the R&D Funding ($315,000) and external cost reimbursements ($34,000). For the nine-month period ended September 30, 2002, we recognized $1,202,000 as revenue related to the R&D Funding ($935,000) and external cost reimbursements ($267,000). For the three-month period ended September 30, 2001, we recognized $455,000 as revenue related to the R&D Funding ($315,000) and external cost reimbursements ($140,000). For the nine-month period ended September 30, 2001, we recognized $705,000 as revenue related to the R&D Funding ($565,000) and external cost reimbursements ($140,000).


Research and Development Expenses

     Research and development expenses decreased in the three-month period ended September 30, 2002, as compared to the same period in 2001, from $3.6 million in 2001 to $2.7 million in 2002, due to the absence of squalamine manufacturing efforts and trodulamine development efforts. These reductions were partially offset by the one-time $500,000 accrual of severance and related costs associated with the realignment of operations in August 2002. Research and development expenses increased in the nine-month period ended September 30, 2002, as compared to the same period in 2001, from $8.2 million in 2001 to $9.2 million in 2002, due to increases in personnel and related costs associated with the Company's research programs, along with the one-time $500,000 accrual of severance and related costs associated with the realignment of operations in August 2002. The level of research and development expenses in future periods will depend principally upon the progress of our research and development programs and our capital resources.

General and Administrative Expenses

     General and administrative expenses decreased in the three-month period ended September 30, 2002, as compared to the same period in 2001, from $755,000 in 2001 to $657,000 in 2002 due principally to decreases in G&A personnel. General and administrative expenses decreased only slightly in the nine-month period ended September 30, 2002, as compared to the same period in 2001, from $2.5 million in 2001 to $2.4 million in 2002.

Other Income and Expense

     Other income and expense is primarily comprised of interest income generated from cash and investments, net of interest expense related to the $2.5 million note payable. Interest income for the three- and nine-month periods ended September 30, 2002 decreased, as compared to the same period in 2001, due to declining investment interest yields and lower average investment balances. Interest expense for the three- and nine-month periods ended September 30, 2002 decreased, as compared to the same period in 2001, due to a reduction in the note payable's interest rate and because the long-term obligation to Abbott Laboratories is now recorded at its face value and we no longer recognize additional interest expense on the obligation.

Realignment of Operations

     On August 14, 2002, we announced that we are implementing a realignment of operations intended to focus resources on our most advanced product development programs, squalamine and LOMUCIN(TM) and significantly reduce expenses. We will proceed with our ongoing phase 2b non-small cell lung cancer study, and commence our first "wet" macular degeneration study. Additional studies for squalamine, including our planned trial in advanced ovarian cancer, will require, at a minimum, additional funding. For LOMUCIN(TM), we anticipate having the results from our chronic asthma study later this year, and are proceeding with the startup of our initial clinical trials in cystic fibrosis. The cystic fibrosis trials are funded in part by our alliance with the Cystic Fibrosis Foundation, which has provided a Therapeutics Development Grant of up to $1,700,000. MedImmune continues as our partner for the IL-9 antibody program for asthma and fully funds these research and development efforts. Under the realignment plan, we reduced our headcount by approximately 35%, primarily impacting unsupported preclinical research programs. All of the employees affected by the workforce reduction were offered severance and outplacement support. We recorded a nonrecurring charge of approximately $506,000 for the three-month period ended September 30, 2002. For the three- and nine-month periods ended September 30, 2002, we paid $223,000 in cash severance and outplacement support against this accrual, leaving a remaining accrual of $283,000 at September 30, 2002.


Subsequent Event

     On November 7, 2002, as part of its ongoing cost containment efforts, we announced that we had recently reduced our headcount by approximately 32%, or 11 employees, primarily impacting preclinical and nonclinical development scientific staff. All of the employees affected by the workforce reduction were offered severance and outplacement support. We anticipate recording a nonrecurring charge of approximately $320,000 in the fourth quarter of 2002 related to this action. We also transitioned David F. Jarosz, our former Executive Vice President and Chief Business Officer, to a six-month consulting contract with the Company. We also announced that Michael R. Dougherty, our former Chairman of our Board of Directors, is stepping down from that position while remaining a member of our Board of Directors.



FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     Cash and short-term investments were $11.9 million at September 30, 2002 as compared to $16.1 million at December 31, 2001. On April 10, 2002, we completed the sale of approximately 2.7 million shares of our common stock at $2.75 per share. Net proceeds from the offering, after deducting placement agent fees and offering expenses, were approximately $6.9 million. The primary use of cash during the period was to finance our research and development operations.

     Current liabilities decreased $849,000 to $4.7 million at September 30, 2002 from $5.6 million at December 31, 2001 due to the payment of our short-term obligation to Abbott along with decreases in other accrued expenses. Under the terms of our $2.5 million note payable, we make monthly interest-only payments at an annual rate of 5.346%, with principal due in June 2003. We maintain investments of $2.8 million as collateral for the note payable.

     Our capital expenditure requirements will depend upon numerous factors, including the progress of our research and development programs, the time and cost required to obtain regulatory approvals, our ability to enter into additional collaborative arrangements, the demand for products based on our technology, if and when such products are approved, and possible acquisitions of products, technologies and companies. We had no significant commitments for capital expenditures as of September 30, 2002.

     After considering the private placement investment in April, and in the absence of raising additional funds or significantly reducing expenses, we believe we have sufficient resources to sustain operations through the end of 2003.

     We will need to raise substantial additional funds in the future to continue our research and development programs and to commercialize our potential products. If we are unable to raise such funds, we may be unable to complete our development activities for any of our proposed products.

     On September 25, 2002, we were notified by The Nasdaq Stock Market, Inc. that our common stock had closed for more than 30 consecutive trading days below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq National Market under Marketplace Rule 4450(a)(5). During October 2002, we applied to Nasdaq to transfer from the Nasdaq National Market to the Nasdaq SmallCap Market. On October 30, 2002, we announced that our request to transfer to the Nasdaq SmallCap Market had been approved, effective October 31, 2002. Our securities will continue trading under our current symbol: "GENR."

     Transferring to the Nasdaq SmallCap Market provides us with a grace period until March 24, 2003 to regain compliance with the Nasdaq Stock Market's $1.00 minimum bid price requirement. In the event that we do not meet the minimum bid price requirement by March 24, 2003, Nasdaq can grant us an additional 180-day grace period to regain compliance if we meet the "core" initial listing standards for the Nasdaq SmallCap Market as of that date, principally, a $5 million stockholders' equity requirement. If a company that has transitioned to the Nasdaq SmallCap Market so desires, generally it can transition back to the Nasdaq National Market by meeting the $1.00 minimum bid price requirement for 30 consecutive trading days during the grace periods and complying with the other applicable National Market standards. If the Nasdaq Small Cap Market does not grant us the additional 180-day grace period on March 24, 2003, Nasdaq may begin its procedures for delisting the Company.

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

Contractual Cash Obligations

     The table below sets forth our contractual cash obligations at September 30, 2002 (in thousands):

                                                                    CASH PAYMENTS DUE BY PERIOD
                                                            ---------------------------------------------
                                                              LESS THAN                            AFTER
        CONTRACTUAL CASH OBLIGATIONS                 TOTAL      1 YEAR     1-3 YEARS   4-5 YEARS  5 YEARS
        ----------------------------                 -----      ------     ---------   ---------  -------
        Bank debt /1/                               $2,500      $2,500      $  --        $ --       $ --
        Abbott settlement /2/                        1,529          --       1,529         --         --
        Operating lease on building /3/              1,897         336         706        757         98
        Operating leases and maintenance
            contracts on equipment                     331         185         119         26          1
        Research and development
            contracts                                1,930       1,842          88         --         --
                                                    ------      ------      ------       ----       ----
        Total contractual cash obligations          $8,187      $4,863      $2,442       $783       $ 99
                                                    ======      ======      ======       ====       ====

--------------

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

     As of September 30, 2002, our portfolio investments consisted of $1.2 million in cash and $10.7 million in U.S government debt instruments having a maturity of less than one year. Due to the nature of our investment portfolio, management believes that a sudden change in interest rates would not have a material effect on the value of the portfolio. Management estimates that if the average annualized yield of our investments had decreased by 100 basis points, our interest income for the nine-month period ended September 30, 2002 would have decreased by approximately $106,000. This estimate assumes that the decrease occurred on the first day of 2002 and reduced the annualized yield of each investment instrument by 100 basis points. The impact on our future interest income will depend largely on the gross amount of our investment portfolio.

     We do not currently have any significant direct foreign currency exchange rate risk.

ITEM 4.   CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

         None.

     ITEM 5.      OTHER INFORMATION

         None.


     ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits

             10.1 License, Development and Commercialization Agreement Between
                  Laboratorios Bago SA and Genaera Corporation *+
           ------------

           *      Filed herewith.
           + Confidential treatment has been requested as to certain portions of this exhibit pursuant to an application filed with the Securities and Exchange Commission. The omitted portions have been separately filed with the Securities and Exchange Commission.


        (b)  Reports on Form 8-K

             We filed a Current Report on Form 8-K on August 14, 2002 regarding CEO/CFO certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

             We filed a Current Report on Form 8-K on August 14, 2002 incorporating a press release regarding our Second Quarter 2002 financial results and a realignment of operations.

             We filed a Current Report on Form 8-K on August 15, 2002 incorporating a press release regarding the death of Board of Directors member Bernard Canavan, M.D.

             We filed a Current Report on Form 8-K on September 27, 2002 incorporating a press release regarding our receipt of a notification by NASDAQ regarding Marketplace Rule 4450(a)(5).

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   GENAERA CORPORATION



DATE:  November 12, 2002                      By:  /s/ Christopher P. Schnittker
                                                   -----------------------------
                                                   CHRISTOPHER P. SCHNITTKER
                                                   Vice President and
                                                   Chief Financial Officer

                                 CERTIFICATIONS


I, Roy C. Levitt, M.D., certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Genaera Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ Roy C. Levitt
-----------------
Roy C. Levitt, M.D.
President and Chief Executive Officer

I, Christopher P. Schnittker, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Genaera Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 12, 2002

/s/ Christopher P. Schnittker
-----------------------------
Christopher P. Schnittker
Vice President and Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.     Description
-----------     -----------

  10.1 License, Development and Commercialization Agreement Between Laboratorios Bago SA and Genaera Corporation *+

------------

             *  Filed herewith.
             + Confidential treatment has been requested as to certain portions of this exhibit pursuant to an application filed with the Securities and Exchange Commission. The omitted portions have been separately filed with the Securities and Exchange Commission.