Form 10-Q
period 2003-03-31
GENAERA CORP
filed 2003-05-09
CIK 880431

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended March 31, 2003.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Transition Period from              to             .

Commission File No. 0-19651

GENAERA CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	13-3445668
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

5110 Campus Drive Plymouth Meeting, Pennsylvania	19462
(Address of principal executive offices)	(Zip Code)

610-941-4020

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

The number of outstanding shares of the Registrant’s Common Stock, par value $.002 per share, on May 6, 2003 was 35,666,491.

GENAERA CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2003

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GENAERA CORPORATION

BALANCE SHEETS

(Amounts in thousands, except per share data)

	March 31, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$498	$1,368
Short-term investments (NOTE 2)	7,286	8,032
Prepaid expenses and other current assets	364	186

Total current assets	8,148	9,586
Fixed assets, net	1,451	1,541
Other assets	64	64

Total assets	$9,663	$11,191

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,330	$1,302
Note payable (NOTE 2)	2,500	2,500
Other current liabilities	62	57

Total current liabilities	3,892	3,859
Accrued development expense—long-term (NOTE 6)	1,529	1,529
Other liabilities	178	175
Series A redeemable convertible preferred stock (liquidation value of $1,134 and $1,117 at March 31, 2003 and December 31, 2002, respectively) (NOTE 4)	1,134	1,117
Commitments, contingencies and other matters (NOTE 6)
Stockholders’ equity (NOTE 3):
Preferred stock—$.001 par value per share; 9,211 shares authorized; 0.888 shares issued and outstanding as Series A redeemable convertible preferred stock at March 31, 2003 and December 31, 2002; 10.0 shares issued and outstanding as Series B convertible preferred stock at March 31, 2003 and December 31, 2002 (liquidation value of $10,000)	—	—
Common stock—$.002 par value per share; 75,000 shares authorized; 35,666 shares issued and outstanding at March 31, 2003 and December 31, 2002	71	71
Additional paid-in capital	187,280	187,258
Accumulated other comprehensive income—unrealized gain on investments	—	1
Accumulated deficit	(184,421)	(182,819)

Total stockholders’ equity	2,930	4,511

Total liabilities and stockholders’ equity	$9,663	$11,191

See accompanying notes to financial statements.

GENAERA CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except per share data)

	Three Months Ended March 31,
	2003	2002
Collaborative research agreement revenues	$487	$436
Costs and expenses:
Research and development	1,734	3,653
General and administrative	327	875

	2,061	4,528

Loss from operations	(1,574)	(4,092)
Interest income	24	82
Interest expense	(34)	(43)

Net loss	(1,584)	(4,053)
Dividends on preferred stock	18	18

Net loss applicable to common stockholders	$(1,602)	$(4,071)

Net loss applicable to common stockholders per share—basic and diluted	$(0.04)	$(0.12)

Weighted average shares outstanding—basic and diluted	35,666	32,866

See accompanying notes to financial statements.

GENAERA CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Three Months Ended March 31,
	2003	2002
Cash Flows From Operating Activities:
Net loss	$(1,584)	$(4,053)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	112	147
Amortization of investment discounts/premiums	(21)	(73)
Compensation expense on option grants and equity awards	21	79
Gain on sale of fixed assets	(130)	—
Changes in operating assets and liabilities:
Increase in prepaid expenses and other	(178)	(118)
Increase in accounts payable and accrued expenses	28	237
Decrease in accrued development expenses	—	(480)
Increase in other liabilities	8	55

Net cash used in operating activities	(1,744)	(4,206)

Cash Flows From Investing Activities:
Purchase of investments	(5,785)	(6,017)
Proceeds from maturities of investments	6,550	10,300
Proceeds from sale of fixed assets	130	—
Capital expenditures	(21)	(353)

Net cash provided by investing activities	874	3,930

Cash Flows From Financing Activities:
Proceeds from exercise of stock options	—	5

Net cash provided by financing activities	—	5

Net decrease in cash and cash equivalents	(870)	(271)
Cash and cash equivalents at beginning of period	1,368	1,973

Cash and cash equivalents at end of period	$498	$1,702

Supplemental Cash Flow Information:
Cash paid during the period for interest	$34	$43

See accompanying notes to financial statements.

GENAERA CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 1. Basis of Presentation and Stock-Based Compensation

The accompanying financial statements of Genaera Corporation (“Genaera” or the “Company”) are unaudited and have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial statements. The December 31, 2002 balance sheet was derived from audited financial statements, however, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules and regulations. The Company believes that the financial statements include all adjustments of a normal and recurring nature necessary to present fairly the results of operations, financial position, changes in stockholders’ equity and cash flows for the periods presented. Results of operations for interim periods are not necessarily indicative of those to be achieved for full fiscal years. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. There have been no material changes in accounting policies from those stated in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

The Company accounts for its fixed-plan stock options under the intrinsic-value-based method set forth by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”), and related interpretations including Financial Accounting Standards Board (“FASB”) Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB No. 25, issued in March 2000. Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”) established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation. As allowed by SFAS 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS 123. The following table illustrates the effect on net loss applicable to common stockholders if the fair-value-based method had been applied to all outstanding and unvested stock-based awards for the periods ended March 31, 2003 and 2002.

	2003	2002
Net loss applicable to common stockholders, as reported	$(1,602)	$(4,071)
Add: Stock-based employee compensation expense included in reported net loss applicable to common stockholders, net of related tax effects	21	79
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all stock-based awards, net of related tax effects	(335)	(652)

Pro forma net loss applicable to common stockholders	$(1,916)	$(4,644)

Net loss applicable to common stockholders per share—basic and diluted:
As reported	$(0.04)	$(0.12)

Pro forma	$(0.05)	$(0.14)

GENAERA CORPORATION

NOTES TO FINANCIAL STATEMENTS

The resulting effect on pro forma net loss applicable to common stockholders and pro forma net loss applicable to common stockholders per share disclosed above may not be representative of the effects on a pro forma basis in future years. There were no grants made during the three month period ended March 31, 2003. The fair value of each option grant for 2002 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

2002
Range of risk free interest rates	4.69% – 4.71%
Dividend yield	0%
Volatility factor	110%
Weighted average expected life of options (in years)	7.8
Weighted average fair value of options granted during the period	$2.59

On April 22, 2003, the FASB determined that stock-based compensation should be recognized as a cost in the financial statements and that such cost be measured according to the fair value of the stock options. The FASB has not as yet determined the methodology for calculating fair value and plans to issue an exposure draft later this year that could become effective in 2004. The Company will continue to monitor communications on this subject from the FASB in order to determine the impact on the Company’s financial statements.

NOTE 2. Note Payable

Under the terms of its note payable, the Company makes monthly interest-only payments at an annual rate of 5.346%, with principal due in June 2003. The Company maintained investments in debt securities with an approximate market value of $2,800,000 at the bank as collateral for the note payable as of March 31, 2003.

NOTE 3. Stockholders’ Equity

The changes in stockholders’ equity from December 31, 2002 to March 31, 2003 are summarized as follows (in thousands):

	Common Stock		Additional	Accumulated Other Compre-		Total Stock-
	Number of Shares	Amount	Paid-in Capita	hensive Income	Accumulated Deficit	holders’ Equity
Balance at December 31, 2002	35,666	$71	$187,258	$1	$(182,819)	$4,511
Compensation expense on option grants and stock awards	—	—	22	—	—	22
Dividends on preferred stock	—	—	—	—	(18)	(18)
Comprehensive loss:
Net loss	—	—	—	—	(1,584)	(1,584)
Carrying value adjustment	—	—	—	(1)	—	(1)

Total comprehensive loss	—	—	—	—	—	(1,585)

Balance at March 31, 2003	35,666	$71	$187,280	$—	$(184,421)	$2,930

NOTE 4. Preferred Stock

The Company’s certificate of incorporation provides the board of directors the power to issue shares of preferred stock without stockholder approval. This preferred stock could have voting rights, including voting rights that could be superior to that of the Company’s common stock, and the board of directors has the power to determine these voting rights. As of March 31, 2003, the Company’s board of directors has designated 80,000 shares of preferred stock as Series A redeemable convertible preferred stock (the “Series A Preferred Stock”) and 10,000 shares of preferred stock as Series B convertible preferred stock (the “Series B Preferred Stock”).

In connection with an agreement with Genentech, Inc., 1,188 shares of Series A Preferred Stock were issued during 2000 and 888 shares are outstanding as of March 31, 2003. Preferred dividends of $246,000 have been accrued as of March 31, 2003 on the Series A Preferred Stock.

GENAERA CORPORATION

NOTES TO FINANCIAL STATEMENTS

In connection with an agreement with MedImmune, Inc. (as described in “NOTE 5. Collaboration Agreements”), 10,000 shares of Series B Preferred Stock were issued in April 2001 and are outstanding as of March 31, 2003.

NOTE 5. Collaboration Agreements

In April 2001, the Company entered into a research collaboration and licensing agreement with MedImmune to develop and commercialize therapies related to the Company’s IL9 program. MedImmune is expected to fund at least $2,500,000 for research and development activities at the Company through April 2003 (the “R&D Funding”), which will be recognized by the Company as revenues on a straight-line basis over the two-year period. In addition to the R&D Funding, MedImmune also will reimburse the Company for certain external costs incurred by the Company in connection with the IL9 research plan, which will be recognized by the Company as revenues when the related expenses are incurred. For the three-month period ended March 31, 2003, the Company recognized $487,000 as revenue related to the R&D Funding ($308,000) and external cost reimbursements ($179,000). For the three-month period ended March 31, 2002, the Company recognized $436,000 as revenue related to the R&D Funding ($308,000) and external cost reimbursements ($128,000).

In September 2001, the Company received a contingent award of up to $1,700,000 from an affiliate of the Cystic Fibrosis Foundation (“CFF”) to support early clinical evaluation of LOMUCIN™ involving patients with cystic fibrosis. This award has been granted and shall be paid to the Company from time to time upon the achievement of certain development milestones. Of this grant, $125,000 was received as of March 31, 2003 and was recorded as a long-term liability. The Company did not recognize this amount as revenue because it is refundable to the CFF upon marketing approval by the FDA or if the Company elects not to enter Phase 3 clinical trials or to commercialize the product within two years of the satisfaction of development milestones. The CFF is also due a royalty on net sales of any resultant product up to 1% based upon the amount of funding ultimately provided by the CFF.

NOTE 6. Commitments, Contingencies and Liquidity

Manufacturing Agreement

In January 1999 and prior, the Company entered into several agreements with Abbott Laboratories providing for the purchase of approximately $10,000,000 of bulk drug substance to be used in the manufacturing process for LOCILEX™ Cream. As FDA approval of LOCILEX™ Cream did not occur, the Company renegotiated this agreement with Abbott in September 1999 (the “Abbott Settlement”), paying Abbott $4,200,000 at that time and receiving partial delivery of material. An additional $3,400,000 is due to Abbott and payable if the Company receives in excess of $10,000,000 of additional funds (as defined in the agreement) in any year beginning in 2000, in which case the Company must pay 15% of such excess over $10,000,000 to Abbott. The Company recorded this conditional obligation as a liability in 1999 at its then present value. As a result of the Company’s financing activities during 2000 and other cash inflows, $1,392,000 of this liability was payable and paid to Abbott on March 1, 2001. As a result of the Company’s financing activities during 2001 and other cash inflows, $480,000 of this liability was payable and paid to Abbott on March 1, 2002. The remaining amount of $1,529,000 due to Abbott is included in long-term liabilities as of March 31, 2003, as the Company did not receive in excess of $10.0 million of cash inflows during 2002 or the three-month period ended March 31, 2003.

GENAERA CORPORATION

NOTES TO FINANCIAL STATEMENTS

Liquidity

The Company has not generated any revenues from product sales and has funded operations primarily from the proceeds of public and private placements of its securities. Substantial additional financing will be required by the Company in the near-term to fund its continuing research and development activities. No assurance can be given that any such financing will be available when needed or that the Company’s research and development efforts will be successful. In the absence of raising additional funds or significantly reducing expenses, the Company believes it has sufficient resources to sustain operations into 2004.

The Company’s common stock is currently listed on the Nasdaq SmallCap Market. There are several requirements that we must satisfy in order for its common stock to continue to be listed on the Nasdaq SmallCap Market. These requirements include, but are not limited to, maintaining a minimum per share price on its common stock of one dollar. The per share price of the Company’s common stock does not currently satisfy requirements to remain listed on the Nasdaq SmallCap Market. The Company has received notification from The Nasdaq Stock Market, Inc. that its common stock will be delisted from the Nasdaq SmallCap Market unless the stock closes at or above one dollar per share for at least ten consecutive days by September 18, 2003. In addition, in the future the Company may not comply with other listing requirements, which might result in the delisting of its common stock. Delisting from the Nasdaq SmallCap Market could also adversely affect the liquidity and the price of the Company’s common stock and could have a long-term adverse impact on its ability to raise future capital through a sale of its common stock.

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

GENAERA CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 7. Realignments of Operations

On August 14, 2002, the Company announced that it implemented a realignment of operations intended to focus resources on its most advanced product development programs and reduce expenses. Under the realignment plan, the Company reduced its headcount by approximately 35%, or 23 employees, primarily impacting unsupported preclinical research programs. All of the employees affected by the workforce reduction were offered severance and outplacement support. The Company recorded a nonrecurring charge of $506,000 in 2002, of which $498,000 and $8,000 were recorded in Research and Development Expense and General and Administrative Expense, respectively. As of March 31, 2003, the Company has paid $477,000 in cash severance and outplacement support against this accrual, leaving a remaining accrual of $29,000 at March 31, 2003.

On November 7, 2002, the Company announced a further realignment of operations in order to continue its cost containment efforts. Under this realignment plan, the Company reduced its headcount by approximately 32%, or 11 employees. All of the employees affected by the workforce reduction were offered severance and outplacement support. The Company recorded a nonrecurring charge of $317,000 in 2002, of which $183,000 and $134,000 were recorded in Research and Development Expense and General and Administrative Expense, respectively. As of March 31, 2003, the Company has paid the entire $317,000 accrued for cash severance and outplacement support.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Our disclosure and analysis in this Quarterly Report on Form 10-Q contains some forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Such statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “hope,” and other words and terms of similar meaning. In particular, these include, among others, statements relating to present or anticipated scientific progress, development of potential pharmaceutical products, future revenues, capital expenditures, research and development expenditures, future financing and collaborations, personnel, manufacturing requirements and capabilities, the impact of new accounting pronouncements, and other statements regarding matters that are not historical facts or statements of current condition.

There are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements, including those addressed below under “Risk Factors Related to Our Business.”

We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You are advised, however, to consult any further disclosures we make on related subjects in our filings with the U.S. Securities and Exchange Commission.

Critical Accounting Policies and Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ materially from those estimates. The following are critical accounting policies important to our financial condition and results of operations presented in our financial statements and require management to make judgments, assumptions and estimates that are inherently uncertain:

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

Risk Factors Related to Our Business

Any investment in shares of our common stock involves a high degree of risk. You should carefully consider the following risk factors, together with the other information presented in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2002.

If we do not raise additional capital, we may not be able to continue our research and development programs and may never commercialize any products.

We maintained cash and investments of $7.8 million at March 31, 2003. At March 31, 2003, we had current liabilities of $3.9 million, long-term liabilities of $1.7 million and redeemable convertible preferred stock of $1.1 million. We believe these resources are sufficient to meet our research and development goals and sustain operations into 2004. However, we will need to raise substantial additional funds in the future to continue our research and development programs and to commercialize our potential products. If we are unable to raise additional funds, we may be unable to complete our development activities for any of our proposed products.

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

To date, we have engaged primarily in the research and development of drug candidates. We have not generated any revenues from product sales and have incurred losses in each year since our inception. As of March 31, 2003, we had an accumulated deficit of approximately $184.4 million.

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

Our common stock is currently listed on the Nasdaq SmallCap Market. There are several requirements that we must satisfy in order for our common stock to continue to be listed on the Nasdaq SmallCap Market. These requirements include, but are not limited to, maintaining a minimum per share price of our common stock of one dollar. The per share price of our common stock does not currently satisfy requirements to remain listed on the Nasdaq SmallCap Market. We have received notification from The Nasdaq Stock Market, Inc. that our common stock will be delisted from the Nasdaq SmallCap Market unless the stock closes at or above one dollar per share for at least ten consecutive days by September 18, 2003. In addition, in the future we may not comply with other listing requirements, which might result in the delisting of our common stock. Delisting from the Nasdaq SmallCap Market could also adversely affect the liquidity and the price of our common stock and could have a long-term adverse impact on our ability to raise future capital through a sale of our common stock.

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

Many companies are working to develop and market products intended for the additional disease areas being targeted by us, including cancer, age-related macular degeneration (AMD) and chronic obstructive respiratory diseases. A number of major pharmaceutical companies have significant franchises in these disease areas, and can be expected to invest heavily to protect their interests. With respect to cancer and AMD, anti-angiogenic agents are under development at a number of companies. In the respiratory field, other biopharmaceutical companies also have reported the discovery of genes relating to asthma and other respiratory diseases.

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

In order to again seek approval of LOCILEX™ Cream, the FDA has indicated that we must conduct further development activities, including clinical and manufacturing activities. As a result of its review of manufacturing of the cream product, the FDA issued certain observations of deficiencies in compliance with their current good manufacturing procedures regulations. The Company will need to initiate new manufacturing relationships to conduct further development activities. Any additional manufacturing batches of the active ingredient and cream product that must be manufactured must meet strict product specifications in compliance with FDA determined current GMPs. The time required to conduct such further clinical and manufacturing development efforts may be lengthy and costly, and the results may ultimately prove unsuccessful.

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

As of March 31, 2003, there were outstanding options to purchase an aggregate of approximately 3,981,000 shares of our common stock at prices ranging from $0.40 per share to $16.75 per share, of which options to purchase approximately 2,393,000 shares were exercisable as of such date. As of March 31, 2003, there were outstanding warrants to purchase 217,166 shares of our common stock, of which warrants to purchase 167,166 shares of our common stock are currently exercisable at $3.50 per share and warrants to purchase 50,000 shares are currently exercisable at $3.79 per share, all subject to adjustment under the anti-dilution provisions of the warrants. In connection with an April 2002 private placement of our common stock, we granted to the placement agent warrants to purchase 100,000 shares of our common stock at an exercise price of $2.75 per share. As of March 31, 2003, these warrants have not yet been issued.

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

If our stockholders approve a reverse stock split of our common stock at our upcoming annual meeting and our Board of Directors effects the reverse stock split, there can be no assurance that the total market capitalization of our common stock (the aggregate value of all our common stock at the then market price) after the proposed reverse stock split will be equal to or greater than the total market capitalization before the proposed reverse stock split or that the per share market price of our common stock following the reverse stock split will either equal or exceed the current per share market price.

There can be no assurance that the market price per new share of our common stock after the reverse stock split will remain unchanged or increase in proportion to the reduction in the number of old shares of our common stock outstanding before the reverse stock split. For example, based on the last reported bid price of our common stock on March 31, 2003 of $0.61 per share, if the Board of Directors decided to implement the reverse stock split and selects a reverse stock split ratio of one-for-five, there can be no assurance that the post-split market price of our common stock would be $3.05 per share or greater. Accordingly, the total market capitalization of our common stock after the proposed reverse stock split may be lower than the total market capitalization before the proposed reverse stock split and, in the future, the market price of our common stock following the reverse stock split may not exceed or remain higher than the market price prior to the proposed reverse stock split.

If our stockholders approve a reverse stock split of our common stock at our upcoming annual meeting and our Board of Directors effects the reverse stock split, the resulting per-share stock price may not attract institutional investors or investment funds and may not satisfy the investing guidelines of such investors and, consequently, the trading liquidity of our common stock may not improve.

While the Board of Directors believes that a higher stock price may help generate investor interest, there can be no assurance that the reverse stock split will result in a per-share price that will attract institutional investors or investment funds or that such share price will satisfy the investing guidelines of institutional investors or investment funds. As a result, the trading liquidity of our common stock may not necessarily improve.

If our stockholders approve a reverse stock split of our common stock at our upcoming annual meeting and our Board of Directors effects the reverse stock split, a decline in the market price of our common stock after the reverse stock split may result in a greater percentage decline than would occur in the absence of a reverse stock split, and the liquidity of our common stock could be adversely affected following such a reverse stock split.

If the reverse stock split is effected and the market price of our common stock declines, the percentage decline may be greater than would occur in the absence of a reverse stock split. The market price of our common stock will, however, also be based on our performance and other factors, which are unrelated to the number of shares outstanding. Furthermore, the liquidity of our common stock could be adversely affected by the reduced number of shares that would be outstanding after the reverse stock split.

Results of Operations

Revenues

We have received no revenues to date from product sales. Our revenues have consisted principally of revenues recognized under collaborations with third parties. In April 2001, we entered into a research collaboration and licensing agreement with MedImmune Inc. to develop and commercialize therapies related to our IL9 program. MedImmune is expected to fund at least $2.5 million for our research and development activities, payable in eight equal quarterly installments, plus external cost reimbursement for our research and development activities through April 2003. For the three-month periods ended March 31, 2003 and 2002, we recognized $487,000 and $436,000, respectively, in revenue related to this agreement, of which $179,000 and $128,000, respectively, related to external cost reimbursements.

Research and Development Expenses

We recognized research and development expenses of $1.7 million and $3.7 million for the three-month periods ended March 31, 2003 and 2002, respectively. Research and development expenses consist principally of personnel costs, contract research, development and manufacturing costs and facility costs. Research and development expenses decreased for the three-month period ended March 31, 2003, as compared to the same period in 2002, due to reduced manufacturing and development efforts, as well as reduced continuing payroll and related costs associated with the realignments of operations in August and November of 2002. The level of research and development expenses in future periods will depend principally upon the progress of our research and development programs and our capital resources.

General and Administrative Expenses

We recognized general and administrative expenses of $327,000 and $875,000 for the three-month periods ended March 31, 2003 and 2002, respectively. General and administrative expenses consist principally of personnel costs, professional fees and public company expenses. General and administrative expenses decreased for the three-month period ended March 31, 2003, as compared to the same period in 2002, due principally to decreases in personnel related to general corporate and business development activities.

Other Income and Expense

We recognized interest income of $24,000 and $82,000 for the three-month periods ended March 31, 2003 and 2002, respectively. We recognized interest expense of $34,000 and $43,000 for the three-month periods ended March 31, 2003 and 2002, respectively. Interest income is primarily comprised of income generated from cash and investments. Interest expense is primarily comprised of expense related to our indebtedness to a bank. Interest income for the three-month period ended March 31, 2003 decreased, as compared to the same period in 2002, due to declining investment interest yields and lower average investment balances. Interest expense for the three-month period ended March 31, 2003 decreased, as compared to the same period in 2002, due to the decline in the interest rate on our indebtedness.

Financial Condition, Liquidity and Capital Resources

Cash and short-term investments were $7.8 million at March 31, 2003 as compared to $9.4 million at December 31, 2002. The primary use of cash was to finance our research and development operations.

Current liabilities were $3.9 million at March 31, 2003 and December 31, 2002. Under the terms of our $2.5 million note payable, we make monthly interest-only payments at an annual rate of 5.346%, with principal due in June 2003. We maintain investments of approximately $2.8 million as collateral for the note payable. Long-term liabilities include $1.5 million due to Abbott Laboratories under our agreement with them, as well as, $125,000 received as a contingent award from the Cystic Fibrosis Foundation.

Our capital expenditure requirements will depend upon numerous factors, including the progress of our research and development programs, the time and cost required to obtain regulatory approvals, our ability to enter into additional collaborative arrangements, the demand for products based on our technology, if and when such products are approved, and possible acquisitions of products, technologies and companies. We had no significant commitments for capital expenditures as of March 31, 2003.

In the absence of raising additional funds or significantly reducing expenses, we have sufficient resources to sustain operations into 2004. We will need to raise substantial additional funds in the future to continue our research and development programs and to commercialize our potential products. If we are unable to raise such funds, we may be unable to complete our development activities for any of our proposed products.

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

Contractual Cash Obligations

The table below sets forth our contractual cash obligations at March 31, 2003 (in thousands):

		Cash Payments Due by Period
Contractual Cash Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Bank debt [1]	$2,500	$2,500	$—	$—	$—
Abbott settlement [2]	1,529	—	1,529	—	—
Operating lease on building [3]	1,884	358	754	772	—
Operating leases and maintenance contracts on equipment	472	301	155	16	—
Clinical trial contracts	658	658	—	—	—
Research and development contracts	241	164	77	—	—
Manufacturing contracts	18	18	—	—	—

Total contractual cash obligations	$7,302	$3,999	$2,515	$788	$—

[1]	We maintain cash and investments of approximately $2.8 million as collateral for this obligation.

[2]	Payable if we receive in excess of $10 million of additional funds in any year beginning in 2000, in which case 15% of such excess over $10 million shall be payable to Abbott.

[3]	The lease provides for escalations relating to increases in the Consumer Price Index not to exceed 7% but no less than 3.5% beginning in December 2002. We have assumed a minimum lease payment escalation of 3.5% for the purposes of this table.

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

As of March 31, 2003, our portfolio investments consisted of $0.5 million in cash and $7.3 million in U.S government debt instruments having a maturity of less than one year. Due to the nature of our investment portfolio, management believes that a sudden change in interest rates would not have a material effect on the value of the portfolio. Management estimates that if the average annualized yield of our investments had decreased by 100 basis points, our interest income for the three-month period ended March 31, 2003 would have decreased by approximately $20,000. This estimate assumes that the decrease occurred on the first day of 2003 and reduced the annualized yield of each investment instrument by 100 basis points. Correspondingly, if the average annualized yield of our investments had increased by 100 basis points, our interest income for the three-month period ended March 31, 2003 would have increased by $20,000. This estimate assumes that the increase occurred on the first day of 2003 and increased the annualized yield of each investment instrument by 100 basis points. The impact on our future interest income will depend largely on the gross amount of our investment portfolio.

We do not currently have any significant direct foreign currency exchange rate risk.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures: For the quarterly period ended March 31, 2003, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer (the principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that, as of March 31, 2003, our disclosure controls and procedures were adequate to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in internal controls: Our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer determined that there were no significant changes in our internal controls or other factors that could significantly affect those controls subsequent to the date of their evaluation.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any material litigation.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

99.1	* Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

99.2	* Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

(b) Reports on Form 8-K

We filed a Current Report on Form 8-K on January 28, 2003 incorporating a press release regarding our ending of enrollment in our squalamine clinical trial for lung cancer.

We filed a Current Report on Form 8-K on March 26, 2003 incorporating a press release regarding our receipt of a letter from The Nasdaq Stock Market, Inc. granting us an additional 180-day grace period to demonstrate compliance with the $1.00 minimum bid price per share requirement in accordance with Marketplace Rule 4310(c)(8)(D).

We filed a Current Report on Form 8-K on March 31, 2003 incorporating a press release regarding our 2002 financial results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENAERA CORPORATION

Date: May 8, 2003	By:	/s/ CHRISTOPHER P. SCHNITTKER
Christopher P. Schnittker Senior Vice President and Chief Financial Officer

CERTIFICATION

I, Roy C. Levitt, M.D., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Genaera Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 8, 2003	/s/ ROY C. LEVITT
Roy C. Levitt, M.D. President and Chief Executive Officer

CERTIFICATION

I, Christopher P. Schnittker, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Genaera Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 8, 2003	/s/ CHRISTOPHER P. SCHNITTKER
Christopher P. Schnittker Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002