Form 10-Q
period 2003-06-30
GENAERA CORP
filed 2003-08-14
CIK 880431

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended June 30, 2003.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Transition Period from ____________  to ____________.

Commission File No. 0-19651

GENAERA CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3445668 (IRS Employer Identification Number)

5110 Campus Drive Plymouth Meeting, Pennsylvania (Address of principal executive offices)	19462 (Zip Code)

610-941-4020
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

The number of outstanding shares of the Registrant’s Common Stock, par value $.002 per share, on August 13, 2003 was 36,230,116.

GENAERA CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2003

SIGNATURES	27

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

GENAERA CORPORATION
BALANCE SHEETS
(Unaudited)
(Amounts in thousands, except per share data)

	June 30, 2003	December 31, 2002

ASSETS
Current assets:
Cash and cash equivalents	$1,964	$1,368
Short-term investments (NOTE 2)	6,979	8,032
Prepaid expenses and other current assets	430	186

Total current assets	9,373	9,586
Fixed assets, net	1,296	1,541
Other assets	64	64

Total assets	$10,733	$11,191

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,200	$1,302
Note payable (NOTE 2)	—	2,500
Other current liabilities	—	57

Total current liabilities	1,200	3,859
Accrued development expense - long-term (NOTE 7)	1,529	1,529
Other liabilities	367	175
Series A redeemable convertible preferred stock (liquidation value of $1,117 at December 31, 2002) (NOTE 4)	—	1,117
Commitments, contingencies and other matters (NOTE 7)
Stockholders’ equity (NOTE 3):

Preferred stock - $.001 par value per share; 9,211 shares authorized; none and 0.888 shares issued and outstanding as Series A redeemable convertible preferred stock at June 30, 2003 and December 31, 2002, respectively; 10.0 shares issued and outstanding as Series B convertible preferred stock at June 30, 2003 and December 31, 2002 (liquidation value of $10,000); 2.5 shares and none issued and outstanding as Series C-1 convertible preferred stock at June 30, 2003 and December 31, 2002, respectively, (liquidation value of $2,500); 2.5 shares and none issued and outstanding as Series C-2 convertible preferred stock at June 30, 2003 and December 31, 2002, respectively, (liquidation value of $2,500)

	—	—
Common stock - $.002 par value per share; 75,000 shares authorized; 36,209 and 35,666 shares issued and outstanding at June 30, 2003 and December 31, 2002,respectively	72	71
Additional paid-in capital	193,510	187,258
Accumulated other comprehensive income - unrealized gain on investments	—	1

Accumulated deficit	(185,945)	(182,819)

Total stockholders’ equity	7,637	4,511

Total liabilities and stockholders’ equity	$10,733	$11,191

See accompanying notes to financial statements.

GENAERA CORPORATION
STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Collaborative research agreement and grant revenues	$389	$417	$876	$853

Costs and expenses:
Research and development	1,252	2,895	2,986	6,548
General and administrative	531	863	858	1,738

	1,783	3,758	3,844	8,286

Loss from operations	(1,394)	(3,341)	(2,968)	(7,433)
Interest income	22	71	46	153
Interest expense	(30)	(43)	(64)	(86)

Net loss	(1,402)	(3,313)	(2,986)	(7,366)
Dividends on preferred stock, including amount attributable to a beneficial conversion feature of $105 for the three and six months ended June 30, 2003	121	17	139	35

Net loss applicable to common stockholders	$(1,523)	$(3,330)	$(3,125)	$(7,401)

Net loss applicable to common stockholders per share – basic and diluted	$(0.04)	$(0.09)	$(0.09)	$(0.22)

Weighted average shares outstanding – basic and diluted	35,691	35,353	35,679	34,117

See accompanying notes to financial statements.

GENAERA CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Six Months Ended June 30,

	2003	2002

Cash Flows From Operating Activities:
Net loss	$(2,986)	$(7,366)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	266	273
Amortization of investment discounts/premiums	(41)	(136)
Compensation expense on option grants and equity awards	74	169
Gain on sale of fixed assets	(204)	—
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other	(244)	3
Decrease in accounts payable and accrued expenses	(102)	(328)
Decrease in accrued development expenses	—	(480)
Increase in other liabilities	135	93

Net cash used in operating activities	(3,102)	(7,772)

Cash Flows From Investing Activities:
Purchase of investments	(13,258)	(17,961)
Proceeds from maturities of investments	14,350	18,700
Proceeds from sale of fixed assets	204	—
Capital expenditures	(21)	(380)

Net cash provided by investing activities	1,275	359

Cash Flows From Financing Activities:
Payment on note payable	(2,500)	—
Proceeds from issuance of common stock	—	6,943
Proceeds from exercise of stock options	1	5
Proceeds from issuance of Series C-1 and C-2 convertible preferred stock	4,922	—

Net cash provided by financing activities	2,423	6,948

Net increase (decrease) in cash and cash equivalents	596	(465)
Cash and cash equivalents at beginning of period	1,368	1,973

Cash and cash equivalents at end of period	$1,964	$1,508

Supplemental Cash Flow Information:
Cash paid during the period for interest	$75	$88

Cash paid during the period for income taxes	$—	$—

Supplemental Schedule of Non-Cash Investing & Financing Activities:
Conversion of Series A redeemable convertible preferred stock into common stock	$1,151	$—

Issuance of warrants in connection with issuance of Series C-1 and C-2 convertible preferred stock	$1,200	$—

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

The Company accounts for its fixed-plan stock options under the intrinsic-value-based method set forth by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations including Financial Accounting Standards Board (“FASB”) Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB No. 25, issued in March 2000. Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation. As allowed by SFAS 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS 123. The following table illustrates the effect on net loss applicable to common stockholders if the fair-value-based method had been applied to all outstanding and unvested stock-based awards for the three- and six-month periods ended June 30, 2003 and 2002.

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net loss applicable to common stockholders, as reported	$(1,523)	$(3,330)	$(3,125)	$(7,401)
Add: Stock-based employee compensation expense included in reported net loss applicable to common stockholders, net of related tax effects	53	90	74	169
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all stock- based awards, net of related tax effects	(342)	(662)	(677)	(1,314)

Pro forma net loss applicable to common stockholders	$(1,812)	$(3,902)	$(3,728)	$(8,546)

Net loss applicable to common stockholders per share – basic and diluted:
As reported	$(0.04)	$(0.09)	$(0.09)	$(0.22)

Pro forma	$(0.05)	$(0.11)	$(0.10)	$(0.25)

GENAERA CORPORATION
NOTES TO FINANCIAL STATEMENTS

The resulting effect on pro forma net loss applicable to common stockholders and pro forma net loss applicable to common stockholders per share disclosed above may not be representative of the effects on a pro forma basis in future years. There were no grants made during the three- or six-month periods ended June 30, 2003. The fair value of each option grant for 2002 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

2002

Range of risk free interest rates	4.69% — 4.71%
Dividend yield	0%
Volatility factor	110%
Weighted average expected life of options (in years)	7.8
Weighted average fair value of options granted during the period	$2.59

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

NOTE 2. Note Payable

In June 2003, the Company’s note payable matured and was not refinanced. The Company used its collateralized cash to satisfy the outstanding balance of $2,500,000 plus $6,000 of accrued but unpaid interest through maturity.

NOTE 3. Stockholders’ Equity

The changes in stockholders’ equity from December 31, 2002 to June 30, 2003 are summarized as follows (in thousands):

	Common Stock

	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Other Compre- hensive Income	Accumulated Deficit	Total Stock- holders’ Equity

Balance at December 31, 2002	35,666	$71	$187,258	$1	$(182,819)	$4,511
Exercise of stock options and compensation expense on option grants and stock awards	2	—	75	—	—	75
Series C-1 and C-2 convertible preferred stock and common stock warrants issued pursuant to private placement	—	—	4,922	—	—	4,922
Beneficial conversion feature related to the issuance of Series C-1 and C-2 convertible preferred stock	—	—	3,050	—	—	3,050
Discount on Series C-1 and C-2 convertible preferred stock	—	—	(3,050)	—	—	(3,050)
Conversion of Series A preferred stock	541	1	1,150	—	—	1,151
Dividends on Series A preferred stock	—	—	—	—	(35)	(35)
Amortization of beneficial conversion	—	—	105	—	(105)	—
Comprehensive loss:
Net loss	—	—	—	—	(2,986)	(2,986)
Carrying value adjustment	—	—	—	(1)	—	(1)

Total comprehensive loss	—	—	—	—	—	(2,974)

Balance at June 30, 2003	36,209	$72	$193,510	$—	$(185,945)	$7,637

GENAERA CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 4. Preferred Stock

The Company’s certificate of incorporation provides the board of directors the power to issue shares of preferred stock without stockholder approval. This preferred stock could have voting rights, including voting rights that could be superior to that of the Company’s common stock, and the board of directors has the power to determine these voting rights. As of June 30, 2003, the Company’s board of directors has designated 80,000 shares of preferred stock as Series A redeemable convertible preferred stock (the “Series A Preferred Stock”), 10,000 shares of preferred stock as Series B convertible preferred stock (the “Series B Preferred Stock”) 2,500 shares of preferred stock as Series C-1 convertible preferred stock (the “Series C-1 Preferred Stock”) and 2,500 shares of preferred stock as Series C-2 convertible preferred stock (the “Series C-2 Preferred Stock”) (the Series C-1 Preferred Stock and the Series C-2 Preferred Stock collectively the “Series C Preferred Stock”).

On June 30, 2003, Genentech, Inc., the sole holder of Series A Preferred Stock, consented to amend and restate the Series A Preferred Stock Certificate of Designations, Preferences and Rights to allow its earlier conversion. Genentech then immediately elected to convert all of its outstanding and issued 888 shares of Series A Preferred Stock plus $263,000 of accrued but unpaid dividends as of the conversion date into 540,375 shares of the Company’s common stock at a 5-day trailing average market price of $2.13 as defined in the original Certificate of Designations. After this transaction, there are no longer any shares of Series A Preferred Stock outstanding.

In connection with an agreement with MedImmune, Inc. (as described in “NOTE 6. Collaboration Agreements”), 10,000 shares of Series B Preferred Stock were issued in April 2001 and are outstanding as of June 30, 2003.

In May 2003, the Company designated 2,500 shares of its previously authorized 9,211,031 shares of preferred stock, par value $.001, as Series C-1 Preferred Stock and 2,500 shares as Series C-2 Preferred Stock. Prior to November 23, 2004, the Series C-1 Preferred Stock is convertible in whole or in part, at the holder’s option, into shares of the Company’s common stock at a conversion rate of 1,000 shares of common stock for each share of Series C-1 Preferred Stock if the trailing 20-day average stock market price per share of the Company’s common stock is greater than $3.00 (subject to adjustment). The Series C-2 Preferred Stock is convertible prior to November 23, 2004 in whole or in part, at the holder’s option, into shares of the Company’s common stock at a conversion rate of 1,000 shares of common stock for each share of Series C-2 Preferred Stock if the trailing 20-day average stock market price per share of the Company’s common stock is greater than $4.00 (subject to adjustment). After November 23, 2004, the Series C Preferred Stock is convertible, in whole or in part, at the holder’s option, into 1,000 shares of the Company’s common stock per share of Series C Preferred Stock. After May 23, 2006, the Series C Preferred Stock is convertible, in whole or in part, at the Company’s option, at a conversion rate of 1,000 shares of the Company’s common stock per share of Series C Preferred Stock. The Series C Preferred Stock shall be automatically converted or redeemed upon the occurrence of a change of control, as defined in the corresponding Certificates of Designations, Preferences and Rights of each class of the Series C Preferred Stock as (i) any sale, exchange, conveyance or other disposition of capital stock of the Company in a transaction or series of related transactions in which more than forty percent of the voting power of the Company is disposed and the Company is a party to such transaction(s), (ii) upon the sale of all or substantially all of the assets of the Company, or (iii) the consolidation, merger or similar transaction of the Company into or with any other entity or entities (other than a consolidation, merger or similar transaction which the Company is a party to such transaction(s) and in which the stockholders of the Company immediately prior to such consolidation, merger or similar transaction will own at least sixty percent of the voting power of the combined or surviving entity by virtue of their ownership of shares of capital stock of the Company). The conversion or redemption will be either (i) at a conversion rate of 1,000 shares of the Company’s common stock per share of Series C Preferred Stock or (ii) into cash at a redemption price of $1,000 per share of Series C Preferred Stock, at the holder’s option, plus accrued and unpaid cumulative dividends to the date of redemption. Upon the holder’s receipt of a notice of redemption from the Company, the Series C Preferred Stock may be converted into the Company’s common stock, at the holder’s option, in accordance with the conversion rate above. The maximum aggregate number of common shares initially issuable upon a conversion of all of the shares of the Series C Preferred Stock is 5,000,000 shares. Holders of the Series C Preferred Stock have no rights to dividends other than the right to participate in any dividends that may be declared on the Company’s common stock. With respect to liquidation and dividend rights, the Series C Preferred Stock ranks senior to the Company’s common stock and junior

GENAERA CORPORATION
NOTES TO FINANCIAL STATEMENTS

to the outstanding shares of the Company’s Series A and Series B Preferred Stock. In the event of the Company’s liquidation, dissolution or winding up, the Series C Preferred Stock has a liquidation preference of $1,000 per share plus accumulated and unpaid cumulative dividends on such preferred stock up to the date of liquidation (as adjusted for any recapitalizations, stock combinations, stock dividends, stock splits or similar transactions). Holders of Series C Preferred Stock may vote on every matter put to a vote of the Company’s common stockholders, except for any matter reserved solely for the vote of the holders of any series of preferred stock other than the Series C-1 Preferred Stock or Series C-2 Preferred stock.

In May 2003, the Company completed the sale of a total of 5,000 shares of Series C Preferred Stock (consisting of 2,500 shares of Series C-1 Preferred Stock and 2,500 shares of Series C-2 Preferred Stock) and warrants to purchase 2,000,000 shares of the Company’s common stock at an exercise price per share of $1.37 to Biotechnology Value Fund LP and associated entities and to Ziff Asset Management L.P. in a private placement pursuant to a purchase agreement (the “Preferred Stock and Warrant Purchase Agreement”) for gross proceeds of $5,000,000, before offering costs. The Preferred Stock and Warrant Purchase Agreement was subsequently amended and the Certificate of Designations, Preferences and Rights of each of the Series C-1 Preferred Stock and Series C-2 Preferred Stock was amended and restated in June 2003 to amend one of the conversion factors and clarify voting rights and the distribution of certain shares among the investors. Due to the sale of the shares of Series C Preferred Stock with a conversion price that was below the quoted market price of the Company’s common stock at the time of sale and the issuance of warrants, the Company calculated a beneficial conversion feature of $3,050,000 which represents the excess of the fair value of the preferred stock issued ($6,850,000) over the proceeds allocable to the preferred stock ($3,800,000). The value of the preferred stock issued was estimated based on the conversion feature and the value of the warrants issued was estimated using a Black-Scholes model and the amount of the proceeds allocable to the Series C Preferred Stock and warrants was based on the relative fair values of the securities. The proceeds allocable to the warrants were $1,200,000. The Company has begun amortizing the value of the beneficial conversion feature as a preferred stock dividend over the 18-month period from the date of issuance of the Series C Preferred Stock to the date on which the Series C Preferred Stock is first known to be convertible. If the preferred stock becomes convertible before the end of this 18-month period, the unamortized amount of the beneficial conversion feature will be recognized as a dividend in such a period. During the three and six months ended June 30, 2003, the Company has recognized approximately $105,000 of the beneficial conversion feature as a deemed dividend to preferred stockholders.

NOTE 5. Common Stock Warrants

In connection with its May 2003 private placement, the Company granted warrants to purchase 2,000,000 shares of its common stock at an exercise price of $1.37 per share. These warrants expire on May 23, 2008 and contain certain provisions in which the holder may elect to receive, without the payment by the holder of any additional consideration, the Company’s common stock equal to the value of the warrant, also known as net exercise provisions. Of this total, warrants to purchase 1.5 million shares are exercisable immediately. The remaining warrants to purchase 500,000 shares are generally exercisable after 18 months from issuance, or beginning on November 23, 2004, or prior to November 23, 2004 if the holder exercises the warrants on a net exercise basis.

NOTE 6. Collaboration Agreements

In April 2001, the Company entered into a research collaboration and licensing agreement with MedImmune to develop and commercialize therapies related to the Company’s IL9 program. MedImmune provided funding of $2,500,000 for research and development activities at the Company through April 2003 (the “R&D Funding”), which has been recognized by the Company as revenues on a straight-line basis over the two-year period. In addition to the R&D Funding, MedImmune also will reimburse the Company for certain external costs incurred by the Company in connection with the IL9 research plan, which will be recognized by the Company as revenues when the related expenses are incurred. For the three- and six-month periods ended June 30, 2003, the Company recognized $161,000 and $648,000 as revenue related to the R&D Funding ($62,000 and $370,000) and external cost reimbursements ($99,000 and $278,000), respectively. For the three- and six-month periods ended June

GENAERA CORPORATION
NOTES TO FINANCIAL STATEMENTS

30, 2002, the Company recognized $417,000 and $853,000 as revenue related to the R&D Funding ($312,000 and $620,000) and external cost reimbursements ($105,000 and $233,000), respectively.

In September 2001, the Company received a contingent award of up to $1,700,000 from an affiliate of the Cystic Fibrosis Foundation (“CFF”) to support early clinical evaluation of LOMUCIN™ involving patients with cystic fibrosis. This award has been granted and shall be paid to the Company from time to time upon the achievement of certain development milestones. In April 2003, CFF further defined the development milestones under this same award. Of this grant, $310,000 was received as of June 30, 2003 and was recorded as a long-term liability. The Company did not recognize this amount as revenue because it is refundable to the CFF upon marketing approval by the FDA or if the Company elects not to enter Phase 3 clinical trials or to commercialize the product within two years of the satisfaction of development milestones. The CFF is also due a royalty on net sales of any resultant product up to 1% based upon the amount of funding ultimately provided by the CFF.

NOTE 7. Commitments, Contingencies and Liquidity

Manufacturing Agreement

In January 1999 and prior, the Company entered into several agreements with Abbott Laboratories providing for the purchase of approximately $10,000,000 of bulk drug substance to be used in the manufacturing process for LOCILEX™ Cream. As FDA approval of LOCILEX™ Cream did not occur, the Company renegotiated this agreement with Abbott in September 1999 (the “Abbott Settlement”), paying Abbott $4,200,000 at that time and receiving partial delivery of material. An additional $3,400,000 is due to Abbott and payable if the Company receives in excess of $10,000,000 of additional funds (as defined in the agreement) in any year beginning in 2000, in which case the Company must pay 15% of such excess over $10,000,000 to Abbott. The Company recorded this conditional obligation as a liability in 1999 at its then present value. As a result of the Company’s financing activities during 2000 and other cash inflows, $1,392,000 of this liability was payable and paid to Abbott on March 1, 2001. As a result of the Company’s financing activities during 2001 and other cash inflows, $480,000 of this liability was payable and paid to Abbott on March 1, 2002. The remaining amount of $1,529,000 due to Abbott is included in long-term liabilities as of June 30, 2003, as the Company did not receive in excess of $10,000,000 of cash inflows during 2002 or the six-month period ended June 30, 2003.

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

The Company’s common stock is currently listed on the Nasdaq SmallCap Market. There are several requirements that the Company must satisfy in order for its common stock to continue to be listed on the Nasdaq SmallCap Market. These requirements include, but are not limited to, maintaining a minimum per share price on its common stock of one dollar. The Company had previously received notification from The Nasdaq Stock Market, Inc. that its common stock would be delisted from the Nasdaq SmallCap Market unless the stock closed at or above one dollar per share for at least ten consecutive days by September 18, 2003. In June 2003, the Company received notification from the Nasdaq Stock Market, Inc. that it had

GENAERA CORPORATION
NOTES TO FINANCIAL STATEMENTS

regained compliance with the requirements and would not be delisted, provided the Company continues to satisfy the continued listing requirements. Delisting from the Nasdaq SmallCap Market could adversely affect the liquidity and the price of the Company's common stock and could have a long-term adverse impact on its ability to raise future capital through a sale of common stock.

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

NOTE 8. Realignments of Operations

On August 14, 2002, the Company announced that it implemented a realignment of operations intended to focus resources on its most advanced product development programs and reduce expenses. Under the realignment plan, the Company reduced its headcount by approximately 35%, or 23 employees, primarily impacting unsupported preclinical research programs. All of the employees affected by the workforce reduction were offered severance and outplacement support. The Company recorded a nonrecurring charge of $506,000 in 2002, of which $498,000 and $8,000 were recorded in Research and Development Expense and General and Administrative Expense, respectively. As of June 30, 2003, the Company has paid $499,000 in cash severance and outplacement support against this accrual. The remaining accrual of $7,000 was reversed during the three months ended June 30, 2003 because all cash severance and outplacement support payments had been satisfied.

On November 7, 2002, the Company announced a further realignment of operations in order to continue its cost containment efforts. Under this realignment plan, the Company reduced its headcount by approximately 32%, or 11 employees. All of the employees affected by the workforce reduction were offered severance and outplacement support. The Company recorded a nonrecurring charge of $317,000 in 2002, of which $183,000 and $134,000 were recorded in Research and Development Expense and General and Administrative Expense, respectively. As of March 31, 2003, the Company had paid the entire $317,000 accrued for cash severance and outplacement support.

NOTE 9. Subsequent Events

On August 4, 2003, a lawsuit was filed against the Company by Perceptive Life Sciences Master Fund, LTD in the United States District Court for the Eastern District of Pennsylvania alleging breaches by the Company of certain contractual obligations in connection with the sale by the Company of shares of Series C Preferred Stock in May 2003. The plaintiff is seeking monetary damages from the Company or a judgment by the court that the Company should specifically perform the terms of an alleged agreement related to such sale. The Company believes that this lawsuit is without merit and intends to defend against it vigorously.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Our disclosure and analysis in this Quarterly Report on Form 10-Q contains some forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Such statements may include words such as ‘‘anticipate,’’ ‘‘estimate,’’ ‘‘expect,’’ ‘‘project,’’ ‘‘intend,’’ ‘‘plan,’’ ‘‘believe,” “hope,” and other words and terms of similar meaning. In particular, these include, among others, statements relating to present or anticipated scientific progress, development of potential pharmaceutical products, future revenues, capital expenditures, research and development expenditures, future financing and collaborations, personnel, manufacturing requirements and capabilities, the impact of new accounting pronouncements, and other statements regarding matters that are not historical facts or statements of current condition.

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

We maintained cash and investments of $8.9 million at June 30, 2003. At June 30, 2003, we had current liabilities of $1.2 million and long-term liabilities of $1.9 million. In May 2003, we completed the sale of 5,000 shares of our Series C convertible preferred stock and 2 million common stock warrants for gross proceeds of $5.0 million. We believe these resources are sufficient to meet our research and development goals and sustain operations into 2004. However, we will need to raise substantial additional funds in the future to continue our research and development programs and to commercialize our potential products. If we are unable to raise additional funds, we may be unable to complete our development activities for any of our proposed products.

We regularly explore alternative means of financing our operations and seek funding through various sources, including public and private securities offerings, collaborative arrangements with third parties and other strategic alliances and business transactions. We currently do not have any commitments to provide us additional funds, and may be unable to obtain sufficient funding in the future on acceptable terms, if at all. If we cannot obtain funding, we will need to delay, scale back or eliminate research and development programs or enter into collaborations with third parties to commercialize potential products or technologies that we might otherwise seek to develop or commercialize ourselves, or seek other arrangements. If we raise additional capital by issuing equity or securities convertible into equity, our stockholders may experience dilution and our share price may decline. Any debt financing may result in restrictions on spending or payment of dividends. If we engage in collaborations, we will receive lower consideration upon commercialization of such products than if we had not entered into such arrangements, or if we entered into such arrangements at later stages in the product development process.

We expect to continue to incur substantial losses in the foreseeable future and may never generate revenues or become profitable.

To date, we have engaged primarily in the research and development of drug candidates. We have not generated any revenues from product sales and have incurred losses in each year since our inception. As of June 30, 2003, we had an accumulated deficit of approximately $185.9 million.

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

We may be unable to maintain the standards for listing on the Nasdaq SmallCap Market, which could adversely affect the liquidity of our common stock and could subject our common stock to the ‘‘penny stock’’ rules.

Our common stock is currently listed on the Nasdaq SmallCap Market. There are several requirements that we must satisfy in order for our common stock to continue to be listed on the Nasdaq SmallCap Market. These requirements include, but are not limited to, maintaining a minimum per share price of our common stock of $1.00 and a minimum level of stockholders’ equity of $2.5 million. In the future, we may not comply with all of these listing requirements, which might result in the delisting of our common stock. Delisting from the Nasdaq SmallCap Market could also adversely affect the liquidity and the price of our common stock and could have a long-term adverse impact on our ability to raise future capital through a sale of our common stock.

If our common stock were delisted, our common stock would then be traded on an electronic bulletin board established for securities that are not included in Nasdaq or traded on a national securities exchange or in quotations published by the National Quotation Bureau, Inc. that are commonly referred to as the ‘‘pink sheets.’’ If this occurs, it could be more difficult to sell our securities or obtain the same level of market information as to the price of our common stock as is currently available.

In addition, if our common stock were delisted, it would be subject to the so-called “penny stock” rules. The SEC has adopted regulations that define a ‘‘penny stock’’ to be any equity security that has a market price per share of less than $5.00, subject to certain exceptions, which include any securities listed on a national securities exchange or quoted on Nasdaq. For any transaction involving a “penny stock,” unless exempt, the rules impose additional sales practice requirements on broker-dealers, subject to certain exceptions.

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

If our common stock were delisted and determined to be a ‘‘penny stock,’’ a broker-dealer may find it more difficult to trade our common stock and an investor may find it more difficult to acquire or dispose of our common stock in the secondary market.

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

Numerous governmental authorities, including the Food and Drug Administration, or FDA, in the United States, regulate our business and activities. Federal, state and foreign government agencies impose rigorous preclinical and clinical testing and approval requirements on our product candidates. In general, the process of obtaining government approval for pharmaceutical products is time consuming and costly.

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

The pharmaceutical industry is characterized by intense competition. Many companies, research institutions and universities are conducting research and development activities in our fields of interest. Some of these companies are currently involved in research and development activities focused on the pathogenesis of disease, and the competition among companies attempting to find genes responsible for disease is intense. In addition, we are aware that research on compounds derived from animal host-defense systems is being conducted by others. We also may face competition from companies using different or advanced techniques that could render our future products obsolete. Most of these competitors have substantially greater financial, technical, manufacturing, marketing, distribution and other resources than we have.

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

Many of the companies developing or marketing competing products have significantly more experience than we do in undertaking preclinical testing and human clinical trials of new or improved therapeutic products and obtaining regulatory approvals of such products. Some of these companies may be in advanced phases of clinical testing of various drugs that may be competitive with our proposed products.

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

We currently do not have the resources, facilities, or technical capabilities to manufacture any of our proposed products in the quantities and quality required for commercial sale. We have no plans to establish a manufacturing facility. We expect to depend upon contract manufacturers for commercial scale manufacturing of our proposed products in accordance with regulatory standards. For example, we are currently working with outside contractors for the chemical production of squalamine. This dependence on contract manufacturers may restrict our ability to develop and deliver products on a timely, profitable and competitive basis especially because the number of companies capable of producing our proposed products is limited. These contract manufacturers generally have multiple projects and they may give ours a lower priority. As a result of contract manufacture mishaps, our product could be lost or delivered late, delaying our clinical and preclinical programs, or may not be produced in accordance with all current applicable regulatory standards. Product not produced in accordance with all current applicable regulatory standards may lead to adverse outcomes for patients and/or product recalls. Furthermore, the development of a robust, low-cost manufacturing process for the commercial production of squalamine and other proposed products will require significant time and expenditure by us. We may be unable to maintain arrangements with qualified outside contractors to manufacture materials at costs that are affordable to us, if at all.

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

Other Intellectual Property

In order to protect our proprietary technology and processes, we also rely on trade secrets and confidentiality agreements with our employees, consultants, outside scientific collaborators, and other advisors. We may find that these agreements have been breached, or that our trade secrets have otherwise become known or independently developed or discovered by our competitors.

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

We depend to a considerable degree on a limited number of key personnel. Most significant responsibilities have been assigned to a relatively small number of individuals. All of our executive officers have executed individual employment agreements with Genaera. We do not maintain “key man” insurance on any of our employees. The loss of certain management and technical personnel could adversely affect our ability to develop and commercialize products.

We are subject to potential product liability claims that could result in significant costs.

We are subject to significant potential product liability risks inherent in the testing, manufacturing and marketing of human therapeutic products, including the risk that:

•	our proposed products cause some undesirable side effects or injury during clinical trials;
•	our products cause undesirable side effects or injury in the market; or
•	third parties that we have agreed to indemnify incur a related liability.

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

In July 1999, we received notification from the FDA that our New Drug Application, or NDA, for LOCILEX™ Cream had been deemed not approvable. LOCILEX™ Cream, a topical cream antibiotic for the treatment of infection in diabetic foot ulcers, had been our lead product development candidate. As a result of the FDA’s decision, near-term commercialization of LOCILEX™ Cream will not occur, and we will generate no revenues from LOCILEX™ Cream in the near future, if ever.

In order to again seek approval of LOCILEX™ Cream, the FDA has indicated that we must conduct further development activities, including clinical and manufacturing activities. As a result of its review of manufacturing of the cream product, the FDA issued certain observations of deficiencies in compliance with their current good manufacturing procedures regulations. The Company will need to initiate new manufacturing relationships to conduct further development activities. Any additional manufacturing batches of the active ingredient and cream product that must be manufactured must meet strict product specifications in compliance with FDA-determined current good manufacturing practices. The time required to conduct such further clinical and manufacturing development efforts may be lengthy and costly, and the results may ultimately prove unsuccessful.

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

The market prices and trading volumes for securities of biopharmaceutical and biotechnology companies, including ours, have historically been, and will likely continue to be, highly volatile. Future events affecting our business, or that of our competitors, may have a significant impact on our stock price. Among these events are the following:

•	product testing results from us or our competitors;
•	technological innovations by us or our competitors;
•	new commercial products from us or our competitors;
•	regulatory developments in the United States and foreign countries;
•	developments concerning proprietary rights, including patents;
•	regulatory actions;
•	litigation;
•	economic and other external factors or other disasters or crises;
•	period-to-period fluctuations in our financial results; and
•	the general performance of the equity markets and, in particular, the biotechnology sector of the equity markets.

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

As of June 30, 2003, there were outstanding options to purchase an aggregate of approximately 4,051,000 shares of our common stock at prices ranging from $0.40 per share to $16.75 per share, of which options to purchase approximately 2,410,361 shares were exercisable as of such date. As of June 30, 2003, there were outstanding warrants to purchase 2,217,166 shares of our common stock. Of this total, warrants to purchase 167,166 shares of our common stock are currently exercisable at $3.50 per share and warrants to purchase 50,000 shares are currently exercisable at $3.79 per share, all subject to adjustment under the anti-dilution provisions of the warrants. In May 2003, in connection with a private placement of our Series C convertible preferred stock, we issued warrants to purchase 2,000,000 shares of our common stock at an exercise price of $1.37 per share, of which 1,500,000 are exercisable as of June 30, 2003 and the remaining warrants to purchase 500,000 shares of our common stock are exercisable 18 months after issuance beginning on November 23, 2004 and may be exercised immediately if the holder elects to receive, without the payment by the holder of any additional consideration, Genaera’s common stock equal to the value of the warrant, also known as net exercise provisions. In connection with an April 2002 private placement of our common stock, we granted to the placement agent warrants to purchase 100,000 shares of our common stock at an exercise price of $2.75 per share. As of June 30, 2003, these warrants have not yet been issued.

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

Our certificate of incorporation provides our board of directors the power to issue shares of preferred stock without stockholder approval. This preferred stock could have voting rights, including voting rights that could be superior to that of our common stock. In addition, Section 203 of the Delaware General Corporation Law contains provisions that impose restrictions on stockholder action to acquire control of us. The effect of these provisions of our certificate of incorporation and Delaware law provisions could discourage third parties from seeking to obtain control, even though the price at which such third parties seek to acquire our common stock is in excess of the market price for our stock.

If our Board of Directors effects a reverse stock split, as approved by our stockholders at our last Annual Meeting, there can be no assurance that the total market capitalization of our common stock (the aggregate value of all our common stock at the then market price) after the reverse stock split will be equal to or greater than the total market capitalization before the reverse stock split or that the per share market price of our common stock following the reverse stock split will either equal or exceed the current per share market price.

At the 2003 Annual Meeting of Stockholders held on May 15, 2003, our stockholders approved a potential amendment to our Second Restated Certificate of Incorporation to effect, at the future election of our Board of Directors, a reverse stock split at one of the five following ratios: one-for-five; one-for-ten; one-for-fifteen; one-for-twenty; or one-for-twenty-five. As of June 30, 2003, our Board of Directors has not yet elected to effect any such reverse stock split. There can be no assurance that the market price per new share of our common stock after a reverse stock split, if effected, will remain unchanged or increase in proportion to the reduction in the number of old shares of our common stock outstanding before the reverse stock split. For example, based on the last reported bid price of our common stock on June 27, 2003 of $1.85 per share, if the Board of Directors decided to implement the reverse stock split and selects a reverse stock split ratio of one-for-five, there can be no assurance that the post-split market price of our common stock would be $9.25 per share or greater. Accordingly, the total market capitalization of our common stock after the proposed reverse stock split may be lower than the total market capitalization before the proposed reverse stock split and, in the future, the market price of our common stock following the reverse stock split may not exceed or remain higher than the market price prior to the proposed reverse stock split.

If our Board of Directors effects a reverse stock split, as approved by our stockholders at our last Annual Meeting, the resulting per share stock price may not attract institutional investors or investment funds and may not satisfy the investing guidelines of such investors and, consequently, the trading liquidity of our common stock may not improve.

While the Board of Directors believes that a higher stock price may help generate investor interest, there can be no assurance that a reverse stock split will result in a per share price that will attract institutional investors or investment funds or that such share price will satisfy the investing guidelines of institutional investors or investment funds. As a result, the trading liquidity of our common stock may not necessarily improve.

If our Board of Directors effects a reverse stock split, as approved by our stockholders at our last Annual Meeting, a decline in the market price of our common stock after the reverse stock split may result in a greater percentage decline than would occur in the absence of a reverse stock split, and the liquidity of our common stock could be adversely affected following such a reverse stock split.

If a reverse stock split is effected and the market price of our common stock declines, the percentage decline may be greater than would occur in the absence of a reverse stock split. The market price of our common stock will, however, also be based on our performance and other factors, which are unrelated to the number of shares outstanding. Furthermore, the liquidity of our common stock could be adversely affected by the reduced number of shares that would be outstanding after the reverse stock split.

Results of Operations

Revenues

We have received no revenues to date from product sales. Our revenues have consisted principally of revenues recognized under collaborations with third parties. In April 2001, we entered into a research collaboration and licensing agreement with MedImmune Inc. to develop and commercialize therapies related to our IL9 program. MedImmune provided funding of $2.5 million for our research and development activities, payable in eight equal quarterly installments, plus external cost reimbursement for our research and development activities through April 2003. In February 2002, the Company was awarded a Phase II Small Business Innovation Research program grant of $800,000 from the National Institutes of Health to support our aminosterol program. For the three-month period ended June 30, 2003, we recognized $389,000 as revenue related to contractual R&D funding ($62,000), grant support ($228,000) and external cost reimbursements ($99,000). For the six-month period ended June 30, 2003, we recognized $876,000 as revenue related to the contractual R&D funding ($370,000), grant support ($228,000) and external cost reimbursements ($278,000). For the three-month period ended June 30, 2002, we recognized $417,000 as revenue related to the contractual R&D funding ($312,000) and external cost reimbursements ($105,000). For the six-month period ended June 30, 2002, we recognized $853,000 as revenue related to the contractual R&D funding ($620,000) and external cost reimbursements ($233,000).

Research and Development Expenses

We recognized research and development expenses of $1.3 million and $2.9 million for the three-month periods ended June 30, 2003 and 2002, respectively. We recognized research and development expenses of $3.0 million and $6.5 million for the six-month periods ended June 30, 2003 and 2002, respectively. Research and development expenses consist principally of personnel costs, contract research, development and manufacturing costs and facility costs. Research and development expenses decreased for the three- and six-month periods ended June 30, 2003, as compared to the same periods in 2002, due to reduced manufacturing and development efforts, as well as reduced continuing payroll and related costs associated with the realignments of operations in August and November of 2002. The level of research and development expenses in future periods will depend principally upon the progress of our research and development programs and our capital resources.

General and Administrative Expenses

We recognized general and administrative expenses of $531,000 and $863,000 for the three-month periods ended June 30, 2003 and 2002, respectively. We recognized general and administrative expenses of $858,000 and $1.7 million for the six-month periods ended June 30, 2003 and 2002, respectively. General and administrative expenses consist principally of personnel costs, professional fees and public company expenses. General and administrative expenses decreased for the three- and six-month periods ended June 30, 2003, as compared to the same period in 2002, due principally to decreases in personnel related to general corporate and business development activities, cost containment initiatives and gains from the sale of excess research equipment.

Other Income and Expense

We recognized interest income of $22,000 and $71,000 for the three-month periods ended June 30, 2003 and 2002, respectively. We recognized interest expense of $30,000 and $43,000 for the three-month periods ended June 30, 2003 and 2002, respectively. We recognized interest income of $46,000 and $153,000 for the six-month periods ended June 30, 2003 and 2002, respectively. We recognized interest expense of $64,000 and $86,000 for the six-month periods ended June 30, 2003 and 2002, respectively. Interest income is primarily comprised of income generated from cash and investments. Interest expense during the six-month period ended June 30, 2003 was primarily comprised of expense related to our indebtedness to a bank. The Company expects interest expense to decline as a result of the maturity and satisfaction of this indebtedness in June 2003. Interest income for the three- and six-month periods ended June 30, 2003 decreased, as compared to the same period in 2002, due to declining investment interest yields and lower average investment balances. Interest expense for the three- and six-month periods ended June 30, 2003 decreased, as compared to the same period in 2002, due to the decline in the interest rate on our indebtedness.

Financial Condition, Liquidity and Capital Resources

Cash and short-term investments were $8.9 million at June 30, 2003 as compared to $9.4 million at December 31, 2002. The primary use of cash was to finance our research and development operations.

Current liabilities were $1.2 million and $3.9 million at June 30, 2003 and December 31, 2002, respectively. In June 2003, the Company’s note payable matured and was not refinanced. The Company used the collateralized cash to satisfy the outstanding balance of $2.5 million plus $6,000 of unpaid accrued interest. Long-term liabilities include $1.5 million due to Abbott Laboratories under our 1999 settlement agreement with them and $310,000 received as a contingent award from the Cystic Fibrosis Foundation.

Our capital expenditure requirements will depend upon numerous factors, including the progress of our research and development programs, the time and cost required to obtain regulatory approvals, our ability to enter into additional collaborative arrangements, the demand for products based on our technology, if and when such products are approved, and possible acquisitions of products, technologies and companies. We had no significant commitments for capital expenditures as of June 30, 2003.

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

Contractual Cash Obligations

The table below sets forth our contractual cash obligations at June 30, 2003 (in thousands):

		Cash Payments Due by Period

Contractual Cash Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Abbott settlement [1]	$1,529	$—	$1,529	$—	$—
Operating lease on building [2]	1,706	364	1,171	171	—
Operating leases and maintenance contracts on equipment	416	286	129	1	—
Clinical trial contracts	859	859	—	—	—
Research and development contracts	127	73	54	—	—
Manufacturing contracts	19	19	—	—	—

Total contractual cash obligations	$4,656	$1,601	$2,883	$172	$—

______________

[1]	Payable if we receive in excess of $10 million of additional funds in any year beginning in 2000, in which case 15% of such excess over $10 million shall be payable to Abbott.
[2]	The lease provides for annual escalations relating to increases in the Consumer Price Index not to exceed 7% but no less than 3.5%. We have assumed an annual minimum lease payment escalation of 3.5% for the purposes of this table beginning in December 2003.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

As of June 30, 2003, our portfolio investments consisted of $0.9 million in cash and $8.0 million in U.S government debt instruments having a maturity of less than one year. Due to the nature of our investment portfolio, management believes that a sudden change in interest rates would not have a material effect on the value of the portfolio. Management estimates that if the average annualized yield of our investments had decreased by 100 basis points, our interest income for the six-month period ended June 30, 2003 would have decreased by approximately $43,000. This estimate assumes that the decrease occurred on the first day of 2003 and reduced the annualized yield of each investment instrument by 100 basis points. Correspondingly, if the average annualized yield of our investments had increased by 100 basis points, our interest income for the six-month period ended June 30, 2003 would have increased by $43,000. This estimate assumes that the increase occurred on the first day of 2003 and increased the annualized yield of each investment instrument by 100 basis points. The impact on our future interest income will depend largely on the gross amount of our investment portfolio.

We do not currently have any significant direct foreign currency exchange rate risk.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures:  For the quarterly period ended June 30, 2003, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer (the principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that, as of June 30, 2003, our disclosure controls and procedures were adequate to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in internal control over financial reporting:  Our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer determined that there were no changes in our internal control over financial reporting during the quarterly period ended June 30, 2003, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

        On August 4, 2003, a lawsuit was filed against us by Perceptive Life Sciences Master Fund, LTD in the United States District Court for the Eastern District of Pennsylvania alleging breaches by us of certain contractual obligations in connection with the sale by us of shares of Series C Preferred Stock in May 2003. The plaintiff is seeking monetary damages from us or a judgment by the court that we should specifically perform the terms of an alleged agreement related to such sale. We believe that this lawsuit is without merit and intend to defend against it vigorously.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

        In May 2003, we completed the sale of a total of 5,000 shares of Series C Preferred Stock (consisting of 2,500 shares of Series C-1 Preferred Stock and 2,500 shares of Series C-2 Preferred Stock) and warrants to purchase 2,000,000 shares of our common stock at an exercise price per share of $1.37 to institutional investors Biotechnology Value Fund LP and associated entities and Ziff Asset Management L.P. in a private placement pursuant to a purchase agreement for gross proceeds of $5,000,000, before offering costs.

        Prior to November 23, 2004, the Series C-1 Preferred Stock is convertible in whole or in part, at the holder’s option, into shares of our common stock at a conversion rate of 1,000 shares of common stock for each share of Series C-1 Preferred Stock if the trailing 20-day average stock market price per share of our common stock is greater than $3.00 (subject to adjustment). The Series C-2 Preferred Stock is convertible prior to November 23, 2004 in whole or in part, at the holder’s option, into shares of our common stock at a conversion rate of 1,000 shares of common stock for each share of Series C-2 Preferred Stock if the trailing 20-day average stock market price per share of our common stock is greater than $4.00 (subject to adjustment). After November 23, 2004, the Series C Preferred Stock is convertible, in whole or in part, at the holder’s option, into 1,000 shares of our common stock per share of Series C Preferred Stock. After May 23, 2006, the Series C Preferred Stock is convertible, in whole or in part, at our option, at a conversion rate of 1,000 shares of our common stock per share of Series C Preferred Stock. The Series C Preferred Stock shall be automatically converted upon the occurrence of a change of control event, as defined in the corresponding Certificates of Designations, Preferences and Rights of each of the Series C Preferred Stock, either (i) at a conversion rate of 1,000 shares of our common stock per share of Series C Preferred Stock or (ii) into cash at a redemption price of $1,000 per share of Series C Preferred Stock, at the holder’s option, plus accrued and unpaid cumulative dividends to the date of redemption. Upon the holder’s receipt of a notice of redemption from Genaera, the Series C Preferred Stock may be converted into our common stock, at the holder’s option, in accordance with the conversion rate above. The maximum aggregate number of common shares initially issuable upon a conversion of all of the shares of the Series C Preferred Stock is 5,000,000 shares.

        We expect to use the proceeds from the sale of the Series C Preferred Stock to fund our operations. We filed a Registration Statement on Form S-3 (File No. 333-106678) to register the 7,000,000 shares of our common stock to be issued upon conversion of the Series C Preferred Stock and exercise of the warrants, and the Securities and Exchange Commission declared the Registration Statement effective on July 9, 2003.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On May 15, 2003, we held our Annual Meeting of Shareholders. Proxies were solicited for the Annual Meeting pursuant to Regulation 14 of the Securities Exchange Act of 1934. At the Annual Meeting, the shareholders elected eight directors for one-year terms, approved a potential amendment to our Second Restated Certificate of Incorporation and ratified the appointment of our independent accountants.

(a)        In the election of directors, the number of shares voted was as follows:

	Votes For	Votes Withheld

Michael R. Dougherty	31,263,268	635,952
R. Frank Ecock	31,550,074	349,146
Zola P. Horovitz, Ph.D.	31,541,026	358,194
Roy C. Levitt, M.D.	31,549,682	349,538
Robert F. Shapiro	31,540,572	358,648
James B. Wyngaarden, MD	31,548,348	350,872

(b)	In the approval of an amendment to our Second Restated Certificate of Incorporation to effect a reverse stock split at one of five ratios, the number of shares voted was as follows:

For	Against	Withheld

29,263,381	2,590,055	45,784

(c)	In the ratification of the appointment of KPMG LLP as independent accountants for the fiscal year ending December 31, 2003, the number of shares voted was as follows:

For	Against	Withheld

30,265,066	1,588,624	45,530

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits

3.1	Third Restated Certificate of Incorporation of Genaera Corporation

10.1	Amended Patent License Agreement with The Children’s Hospital of Philadelphia

31.1

Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2

Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(b)        Reports on Form 8-K

We filed a Current Report on Form 8-K on May 6, 2003 incorporating a press release regarding our results of operations and financial condition as of and for the three months ended March 31, 2003.

We filed a Current Report on Form 8-K on May 9, 2003 incorporating a press release regarding results and an enrollment update on a macular degeneration clinical trial for squalamine.

We filed a Current Report on Form 8-K on May 16, 2003 incorporating a press release regarding our presentation to the American Thoracic Society.

We filed a Current Report on Form 8-K on May 19, 2003 incorporating a press release regarding the results of our Annual Meeting of Stockholders.

We filed a Current Report on Form 8-K on May 21, 2003 incorporating four press releases regarding preclinical data for IL9 and presentations on our IL9 and mucoregulator programs.

We filed a Current Report on Form 8-K on May 28, 2003 regarding our completion of a private placement of our Series C convertible preferred stock.

We filed a Current Report on Form 8-K on June 3, 2003 incorporating a press release regarding squalamine lung cancer interim clinical trial results.

We filed a Current Report on Form 8-K on June 4, 2003 incorporating a press release regarding our notification from The Nasdaq Stock Market, Inc. that we had regained full compliance with Marketplace Rule 4310(c)(8)(D).

We filed a Current Report on Form 8-K on June 12, 2003 regarding our amendment to change the terms of the private placement of our Series C convertible preferred stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENAERA CORPORATION
Date: August 14, 2003	By:	/s/ CHRISTOPHER P. SCHNITTKER

Christopher P. Schnittker Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Third Restated Certificate of Incorporation of Genaera Corporation

10.1	Amended Patent License Agreement with The Children’s Hospital of Philadelphia

31.1

Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2

Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002