Form 10-Q
period 2003-09-30
GENAERA CORP
filed 2003-11-07
CIK 880431

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended September 30, 2003.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

The number of outstanding shares of the Registrant’s Common Stock, par value $.002 per share, on November 7, 2003 was 44,944,852.

GENAERA CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2003

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

GENAERA CORPORATION

BALANCE SHEETS

(Unaudited)

(Amounts in thousands, except per share data)

	September 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$1,256	$1,368
Short-term investments (NOTE 2)	6,986	8,032
Prepaid expenses and other current assets	409	186

Total current assets	8,651	9,586
Fixed assets, net	1,179	1,541
Other assets	64	64

Total assets	$9,894	$11,191

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,079	$1,302
Note payable (NOTE 2)	—	2,500
Other current liabilities	—	57

Total current liabilities	1,079	3,859
Accrued development expense—long-term (NOTE 7)	1,529	1,529
Other liabilities	464	175
Series A redeemable convertible preferred stock (liquidation value of $1,117 at December 31, 2002) (NOTE 4)	—	1,117
Commitments, contingencies and other matters (NOTE 7)
Stockholders’ equity (NOTE 3):

Preferred stock—$.001 par value per share; 9,211 shares authorized; none and 0.888 shares issued and outstanding as Series A redeemable convertible preferred stock at September 30, 2003 and December 31, 2002, respectively; 10.0 shares issued and outstanding as Series B convertible preferred stock at September 30, 2003 and December 31, 2002 (liquidation value of $10,000); none issued and outstanding as Series C-1 convertible preferred stock at September 30, 2003 and December 31, 2002; 2.5 shares and none issued and outstanding as Series C-2 convertible preferred stock at September 30, 2003 and December 31, 2002, respectively, (liquidation value of $2,500)

	—	—
Common stock—$.002 par value per share; 75,000 shares authorized; 39,483 and 35,666 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	79	71
Additional paid-in capital	197,705	187,258
Accumulated other comprehensive income—unrealized gain on investments	—	1
Accumulated deficit	(190,962)	(182,819)

Total stockholders’ equity	6,822	4,511

Total liabilities and stockholders’ equity	$9,894	$11,191

See accompanying notes to financial statements.

GENAERA CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Collaborative research agreement and grant revenues	$124	$349	$1,000	$1,202

Costs and expenses:
Research and development	1,555	2,686	4,541	9,234
General and administrative	656	657	1,514	2,395

	2,211	3,343	6,055	11,629

Loss from operations	(2,087)	(2,994)	(5,055)	(10,427)
Interest income	17	61	63	214
Interest expense	(1)	(36)	(65)	(122)

Net loss	(2,071)	(2,969)	(5,057)	(10,335)
Dividends on preferred stock, including amount attributable to a beneficial conversion feature of $2,945 and $3,050 for the three and nine months ended September 30, 2003, respectively	2,945	19	3,084	54

Net loss applicable to common stockholders	$(5,016)	$(2,988)	$(8,141)	$(10,389)

Net loss applicable to common stockholders per share—basic and diluted	$(0.13)	$(0.08)	$(0.22)	$(0.30)

Weighted average shares outstanding—basic and diluted	37,453	35,652	36,277	34,634

See accompanying notes to financial statements.

GENAERA CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Nine Months Ended September 30,
	2003	2002
Cash Flows From Operating Activities:
Net loss	$(5,057)	$(10,335)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	384	387
Amortization of investment discounts/premiums	(56)	(191)
Compensation expense on option grants and equity awards	194	183
Gain on sale of fixed assets	(257)	—
Changes in operating assets and liabilities:
Increase in prepaid expenses and other assets	(223)	(84)
Decrease in accounts payable and accrued expenses	(223)	(347)
Decrease in accrued development expenses	—	(480)
Increase in other liabilities	232	98

Net cash used in operating activities	(5,006)	(10,769)

Cash Flows From Investing Activities:
Purchase of investments	(15,750)	(20,695)
Proceeds from maturities of investments	16,850	24,200
Proceeds from sales of fixed assets	257	—
Capital expenditures	(21)	(485)

Net cash provided by investing activities	1,336	3,020

Cash Flows From Financing Activities:
Payment on note payable	(2,500)	—
Proceeds from issuance of common stock	—	6,943
Proceeds from exercise of stock options and warrants	1,136	5
Proceeds from issuance of Series C-1 and C-2 convertible preferred stock	4,922	—

Net cash provided by financing activities	3,558	6,948

Net decrease in cash and cash equivalents	(112)	(801)
Cash and cash equivalents at beginning of period	1,368	1,973

Cash and cash equivalents at end of period	$1,256	$1,172

Supplemental Cash Flow Information:
Cash paid during the period for interest	$76	$125

Cash paid during the period for income taxes	$—	$—

Supplemental Schedule of Non-Cash Investing & Financing Activities:
Conversion of Series A redeemable convertible preferred stock into common stock	$1,151	$—

Issuance of warrants in connection with issuance of Series C-1 and C-2 convertible preferred stock	$1,200	$—

Conversion of Series C-1 convertible preferred stock into common stock	$2,500	$—

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

The Company accounts for its fixed-plan stock options under the intrinsic-value-based method set forth by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations including Financial Accounting Standards Board (“FASB”) Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an Interpretation of APB No. 25, issued in March 2000. Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation. As allowed by SFAS 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS 123. The following table illustrates the effect on net loss applicable to common stockholders if the fair-value-based method had been applied to all outstanding and unvested stock-based awards for the three- and nine-month periods ended September 30, 2003 and 2002 (in thousands, except per share amounts).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss applicable to common stockholders, as reported	$(5,016)	$(2,988)	$(8,141)	$(10,389)
Add: Stock-based employee compensation expense included in reported net loss applicable to common stockholders, net of related tax effects	16	14	59	183
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all stock-based awards, net of related tax effects	(328)	(587)	(974)	(1,901)

Pro forma net loss applicable to common stockholders	$(5,328)	$(3,561)	$(9,056)	$(12,107)

Net loss applicable to common stockholders per share—basic and diluted:
As reported	$(0.13)	$(0.08)	$(0.22)	$(0.30)

Pro forma	$(0.14)	$(0.10)	$(0.25)	$(0.35)

GENAERA CORPORATION

NOTES TO FINANCIAL STATEMENTS

The resulting effect on pro forma net loss applicable to common stockholders and pro forma net loss applicable to common stockholders per share disclosed above may not be representative of the effects on a pro forma basis in future years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2002	2003
Range of risk free interest rates	3.89%—4.94%	3.04%—3.38%
Dividend yield	0%	0%
Volatility factor	110%	99%
Weighted average expected life of options (in years)	7.8	4.4
Weighted average fair value of options granted during the period	$2.59	$2.14

On April 22, 2003, the FASB determined that stock-based compensation should be recognized as a cost in the financial statements and that such cost be measured according to the fair value of the stock options. The FASB has not as yet determined the methodology for calculating fair value and plans to issue an exposure draft early next year. The Company will continue to monitor communications on this subject from the FASB in order to determine the impact on the Company’s financial statements.

NOTE 2. Note Payable

In June 2003, the Company’s note payable matured and was not refinanced. The Company used its collateralized cash to satisfy the outstanding balance of $2,500,000 plus $6,000 of accrued but unpaid interest through maturity.

NOTE 3. Stockholders’ Equity

The changes in stockholders’ equity from December 31, 2002 to September 30, 2003 are summarized as follows (in thousands):

	Common Stock		Additional Paid-in Capital	Accumulated Other Compre- hensive Income	Accumulated Deficit	Total Stock- holders’ Equity
	Number of Shares	Amount
Balance at December 31, 2002	35,666	$71	$187,258	$1	$(182,819)	$4,511
Exercise of stock options and compensation expense on option grants and stock awards	176	1	508	—	—	509
Series C-1 and C-2 convertible preferred stock and common stock warrants issued pursuant to private placement	—	—	4,922	—	—	4,922
Beneficial conversion feature related to the issuance of Series C-1 and C-2 convertible preferred stock	—	—	3,050	—	—	3,050
Discount on Series C-1 and C-2 convertible preferred stock	—	—	(3,050)	—	—	(3,050)
Conversion of Series C-1 preferred stock	2,500	5	(5)	—	—	—
Exercise of common stock warrants issued pursuant to private placement	600	1	821	—	—	822
Conversion of Series A preferred stock	541	1	1,150	—	—	1,151
Dividends on Series A preferred stock	—	—	—	—	(35)	(35)
Amortization of beneficial conversion	—	—	3,050	—	(3,050)	—
Comprehensive loss:
Net loss	—	—	—	—	(5,057)	(5,057)
Carrying value adjustment	—	—	—	(1)	—	(1)

Total comprehensive loss	—	—	—	—	—	(5,058)

Balance at September 30, 2003	39,483	$79	$197,705	$—	$(190,962)	$6,822

GENAERA CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 4. Preferred Stock

The Company’s certificate of incorporation provides the board of directors the power to issue shares of preferred stock without stockholder approval. This preferred stock could have voting rights, including voting rights that could be superior to that of the Company’s common stock, and the board of directors has the power to determine these voting rights. As of September 30, 2003, the Company’s board of directors has designated 80,000 shares of preferred stock as Series A redeemable convertible preferred stock (the “Series A Preferred Stock”), 10,000 shares of preferred stock as Series B convertible preferred stock (the “Series B Preferred Stock”) 2,500 shares of preferred stock as Series C-1 convertible preferred stock (the “Series C-1 Preferred Stock”) and 2,500 shares of preferred stock as Series C-2 convertible preferred stock (the “Series C-2 Preferred Stock”) (the Series C-1 Preferred Stock and the Series C-2 Preferred Stock collectively the “Series C Preferred Stock”).

On June 30, 2003, Genentech, Inc., the sole holder of Series A Preferred Stock, consented to amend and restate the Series A Preferred Stock Certificate of Designations, Preferences and Rights to allow its earlier conversion. Genentech then immediately elected to convert all of its outstanding and issued 888 shares of Series A Preferred Stock plus $263,000 of accrued but unpaid dividends as of the conversion date into 540,375 shares of the Company’s common stock at a 5-day trailing average market price of $2.13 as defined in the original Certificate of Designations. As a result of this conversion, there are no longer any shares of Series A Preferred Stock outstanding.

In connection with an agreement with MedImmune, Inc. (as described in “NOTE 6. Collaboration Agreements”), 10,000 shares of Series B Preferred Stock were issued in April 2001 and are outstanding as of September 30, 2003.

In May 2003, the Company designated 2,500 shares of its previously authorized 9,211,031 shares of preferred stock, par value $.001, as Series C-1 Preferred Stock and 2,500 shares as Series C-2 Preferred Stock. Prior to November 23, 2004, the Series C-1 Preferred Stock is convertible in whole or in part, at the holder’s option, into shares of the Company’s common stock at a conversion rate of 1,000 shares of common stock for each share of Series C-1 Preferred Stock if the trailing 20-day average stock market price per share of the Company’s common stock is greater than $3.00 (subject to adjustment). The Series C-2 Preferred Stock is convertible prior to November 23, 2004 in whole or in part, at the holder’s option, into shares of the Company’s common stock at a conversion rate of 1,000 shares of common stock for each share of Series C-2 Preferred Stock if the trailing 20-day average stock market price per share of the Company’s common stock is greater than $4.00 (subject to adjustment). After November 23, 2004, the Series C Preferred Stock is convertible, in whole or in part, at the holder’s option, into 1,000 shares of the Company’s common stock per share of Series C Preferred Stock. After May 23, 2006, the Series C Preferred Stock is convertible, in whole or in part, at the Company’s option, at a conversion rate of 1,000 shares of the Company’s common stock per share of Series C Preferred Stock. The Series C Preferred Stock shall be automatically converted or redeemed upon the occurrence of a change of control, as defined in the corresponding Certificates of Designations, Preferences and Rights of each class of the Series C Preferred Stock as (i) any sale, exchange, conveyance or other disposition of capital stock of the Company in a transaction or series of related transactions in which more than forty percent of the voting power of the Company is disposed and the Company is a party to such transaction(s), (ii) upon the sale of all or substantially all of the assets of the Company, or (iii) the consolidation, merger or similar transaction of the Company into or with any other entity or entities (other than a consolidation, merger or similar transaction which the Company is a party to such transaction(s) and in which the stockholders of the Company immediately prior to such consolidation, merger or similar transaction will own at least sixty percent of the voting power of the combined or surviving entity by virtue of their ownership of

GENAERA CORPORATION

NOTES TO FINANCIAL STATEMENTS

shares of capital stock of the Company). The conversion or redemption will be either (i) at a conversion rate of 1,000 shares of the Company’s common stock per share of Series C Preferred Stock or (ii) into cash at a redemption price of $1,000 per share of Series C Preferred Stock, at the holder’s option, plus accrued and unpaid cumulative dividends to the date of redemption. Upon the holder’s receipt of a notice of redemption from the Company, the Series C Preferred Stock may be converted into the Company’s common stock, at the holder’s option, in accordance with the conversion rate above. The maximum aggregate number of common shares initially issuable upon a conversion of all of the shares of the Series C Preferred Stock is 5,000,000 shares. Holders of the Series C Preferred Stock have no rights to dividends other than the right to participate in any dividends that may be declared on the Company’s common stock. With respect to liquidation and dividend rights, the Series C Preferred Stock ranks senior to the Company’s common stock and junior to the outstanding shares of the Company’s Series A and Series B Preferred Stock. In the event of the Company’s liquidation, dissolution or winding up, the Series C Preferred Stock has a liquidation preference of $1,000 per share plus accumulated and unpaid cumulative dividends on such preferred stock up to the date of liquidation (as adjusted for any recapitalizations, stock combinations, stock dividends, stock splits or similar transactions). Holders of Series C Preferred Stock may vote on every matter put to a vote of the Company’s common stockholders, except for any matter reserved solely for the vote of the holders of any series of preferred stock other than the Series C-1 Preferred Stock or Series C-2 Preferred stock.

In May 2003, the Company completed the sale of a total of 5,000 shares of Series C Preferred Stock (consisting of 2,500 shares of Series C-1 Preferred Stock and 2,500 shares of Series C-2 Preferred Stock) and warrants to purchase 2,000,000 shares of the Company’s common stock at an exercise price per share of $1.37 to Biotechnology Value Fund LP and associated entities and to Ziff Asset Management L.P. in a private placement pursuant to a purchase agreement (the “Preferred Stock and Warrant Purchase Agreement”) for gross proceeds of $5,000,000, before offering costs. The Preferred Stock and Warrant Purchase Agreement was subsequently amended and the Certificate of Designations, Preferences and Rights of each of the Series C-1 Preferred Stock and Series C-2 Preferred Stock was amended and restated in June 2003 to amend one of the conversion factors and clarify voting rights and the distribution of certain shares among the investors. Due to the sale of the shares of Series C Preferred Stock with a conversion price that was below the quoted market price of the Company’s common stock at the time of sale and the issuance of warrants, the Company calculated a beneficial conversion feature of $3,050,000 which represents the excess of the fair value of the preferred stock issued ($6,850,000) over the proceeds allocable to the preferred stock ($3,800,000). The value of the preferred stock issued was estimated based on the conversion feature and the value of the warrants issued was estimated using a Black-Scholes model and the amount of the proceeds allocable to the Series C Preferred Stock and warrants was based on the relative fair values of the securities. The proceeds allocable to the warrants were $1,200,000. The Company began amortizing the value of the beneficial conversion feature as a preferred stock dividend over the 18-month period from the date of issuance of the Series C Preferred Stock to the date on which the Series C Preferred Stock is first known to be convertible. All of the preferred stock became convertible before the end of this 18-month period as the Company’s stock price met defined thresholds, therefore the unamortized amount of the beneficial conversion feature was recognized as a dividend in the three-month period ended September 30, 2003. During the three and nine months ended September 30, 2003, the Company has recognized approximately $2,945,000 and $3,050,000 respectively, of the beneficial conversion feature as a deemed dividend to preferred stockholders.

On August 26, 2003, Biotechnology Value Fund LP and associated entities and Ziff Asset Management L.P., elected to convert all of their outstanding and issued 2,500 shares of Series C-1 Preferred Stock into 2,500,000 shares of the Company’s common stock at a price of $1.00 as defined in the original Certificate of Designations. As a result of these conversions, there are no longer any shares of Series C-1 Preferred Stock outstanding.

GENAERA CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 5. Common Stock Warrants

In connection with its May 2003 private placement, the Company granted warrants to purchase 2,000,000 shares of its common stock at an exercise price of $1.37 per share. These warrants expire on May 23, 2008 and contain certain provisions under which the holder may elect to receive, without the payment by the holder of any additional consideration, a number of shares of the Company’s common stock equal to the value of the warrant, also known as net exercise provisions. Of this total, warrants to purchase 1.5 million shares are exercisable immediately. The remaining warrants to purchase 500,000 shares are generally exercisable after 18 months from issuance, or beginning on November 23, 2004, or prior to November 23, 2004 if the holder exercises the warrants on a net exercise basis.

On August 26, 2003, Ziff Asset Management, L.P., exercised its warrant to purchase 600,000 shares of the Company’s common stock at an exercise price of $1.37 per share, pursuant to a warrant issued in connection with May 2003 private placement. Proceeds to the Company from the exercise of this warrant were approximately $822,000.

NOTE 6. Collaboration Agreements

In April 2001, the Company entered into a research collaboration and licensing agreement with MedImmune to develop and commercialize therapies related to the Company’s IL9 program. MedImmune provided funding of $2,500,000 for research and development activities at the Company through April 2003 (the “R&D Funding”), which has been recognized by the Company as revenues on a straight-line basis over the two-year period. In addition to the R&D Funding, MedImmune also will reimburse the Company for certain external costs incurred by the Company in connection with the IL9 research plan, which will be recognized by the Company as revenues when the related expenses are incurred. For the three- and nine-month periods ended September 30, 2003, the Company recognized $3,000 and $651,000 as revenue related to the R&D Funding (none and $370,000) and external cost reimbursements ($3,000 and $281,000), respectively. For the three- and nine-month periods ended September 30, 2002, the Company recognized $349,000 and $1,202,000 as revenue related to the R&D Funding ($315,000 and $935,000) and external cost reimbursements ($34,000 and $267,000), respectively.

In September 2001, the Company received a contingent award of up to $1,700,000 from an affiliate of the Cystic Fibrosis Foundation (“CFF”) to support early clinical evaluation of LOMUCIN™ involving patients with cystic fibrosis. This award has been granted and shall be paid to the Company from time to time upon the achievement of certain development milestones. In April 2003, CFF further defined the development milestones under this same award. Of this grant, $403,000 was received as of September 30, 2003 and was recorded as a long-term liability. The Company did not recognize this amount as revenue because it is refundable to the CFF upon marketing approval by the FDA or if the Company elects not to enter Phase 3 clinical trials or to commercialize the product within two years of the satisfaction of development milestones. The CFF is also due a royalty on net sales of any resultant product up to 1% based upon the amount of funding ultimately provided by the CFF.

GENAERA CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 7. Commitments, Contingencies and Liquidity

Manufacturing Agreement

In January 1999 and prior, the Company entered into several agreements with Abbott Laboratories providing for the purchase of approximately $10,000,000 of bulk drug substance to be used in the manufacturing process for LOCILEX™ Cream. As FDA approval of LOCILEX™ Cream did not occur, the Company renegotiated this agreement with Abbott in September 1999 (the “Abbott Settlement”), paying Abbott $4,200,000 at that time and receiving partial delivery of material. An additional $3,400,000 is due to Abbott and payable if the Company receives in excess of $10,000,000 of additional funds (as defined in the agreement) in any year beginning in 2000, in which case the Company must pay 15% of such excess over $10,000,000 to Abbott. The Company recorded this conditional obligation as a liability in 1999 at its then present value. As a result of the Company’s financing activities during 2000 and other cash inflows, $1,392,000 of this liability was payable and paid to Abbott on March 1, 2001. As a result of the Company’s financing activities during 2001 and other cash inflows, $480,000 of this liability was payable and paid to Abbott on March 1, 2002. The remaining amount of $1,529,000 due to Abbott is included in long-term liabilities as of September 30, 2003, as the Company did not receive in excess of $10,000,000 of cash inflows during 2002 or the nine-month period ended September 30, 2003.

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

Litigation

On August 4, 2003, a lawsuit was filed against the Company by Perceptive Life Sciences Master Fund, LTD in the United States District Court for the Eastern District of Pennsylvania alleging the existence and subsequent breaches of certain contractual obligations by the Company in connection with its sale of shares of Series C Preferred Stock in May 2003. The plaintiff is seeking monetary damages from the Company or a judgment by the court that the Company should specifically perform the terms of an alleged agreement related to such sale. The Company believes that this lawsuit is without merit and intends to defend it vigorously.

NOTE 8. Realignments of Operations

On August 14, 2002, the Company announced that it implemented a realignment of operations intended to focus resources on its most advanced product development programs and reduce expenses. Under the realignment plan, the Company reduced its headcount by approximately 35%, or 23 employees,

GENAERA CORPORATION

NOTES TO FINANCIAL STATEMENTS

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

NOTE 9. Subsequent Events

On October 2, 2003, Biotechnology Value Fund LP and associated entities and Ziff Asset Management L.P., elected to convert all of their holdings of Series C-2 convertible preferred stock into common stock of the Company. Pursuant to the terms of the Series C-2 convertible preferred stock issued in the Company’s May 2003 private placement, the holders of such shares converted 2,500 shares of Series C-2 convertible preferred stock into 2,500,000 shares of newly-issued common stock of the Company. As a result of this transaction, no shares of Series C-2 convertible preferred stock are outstanding.

On October 6, 2003, MedImmune Ventures, Inc. elected to convert all of its holdings of Series B convertible preferred stock into common stock of the Company. Pursuant to the terms of the Series B convertible preferred stock, the holder of such shares converted 10,000 shares of Series B convertible preferred stock into 2,000,000 shares of newly-issued common stock of the Company. As a result of this transaction, no shares of Series B convertible preferred stock are outstanding.

On October 23, 2003, Biotechnology Value Fund LP and associated entities and Ziff Asset Management, L.P., exercised, on a net exercise basis, warrants to purchase 1,200,000 shares of the Company’s common stock at an exercise price of $1.37 per share, pursuant to the terms of the warrants issued in connection with the May 2003 private placement. The Company issued 892,361 shares of common stock pursuant to the net exercise provisions of these warrants.

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

Stock-Based Compensation

We account for stock-based employee compensation under the intrinsic value-based method set forth by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Effective January 1, 1996, we adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. Stock or other equity-based compensation for non-employees must be accounted for under the fair value-based method as required by SFAS No. 123 and Emerging Issues Task Force (EITF) No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, and other related interpretations. Under this method, the equity-based instrument is valued at either the fair value of the consideration received or the equity instrument issued on the date of grant. The resulting compensation cost is recognized and charged to operations over the service period, which is usually the vesting period. Estimating the fair value of equity securities involves a number of judgments and variables that are subject to significant change. A change in the fair value of the estimate could have a significant effect on the amount of compensation cost.

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

We maintained cash and investments of $8.2 million at September 30, 2003. At September 30, 2003, we had current liabilities of $1.1 million and long-term liabilities of $2.0 million. In May 2003, we completed the sale of 5,000 shares of our Series C convertible preferred stock and 2 million common stock warrants for gross proceeds of $5.0 million. We believe these resources are sufficient to meet our research and development goals and sustain operations into 2004. However, we will need to raise substantial additional funds in the future to continue our research and development programs and to commercialize our potential products. If we are unable to raise additional funds, we may be unable to complete our development activities for any of our proposed products.

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

To date, we have engaged primarily in the research and development of drug candidates. We have not generated any revenues from product sales and have incurred losses in each year since our inception. As of September 30, 2003, we had an accumulated deficit of approximately $191.0 million.

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

As of September 30, 2003, there were outstanding options to purchase an aggregate of approximately 3,961,000 shares of our common stock at prices ranging from $0.40 per share to $16.75 per share, of which options to purchase 2,522,244 shares were exercisable as of such date. As of September 30, 2003, there were outstanding warrants to purchase 1,617,166 shares of our common stock. Of this total, warrants to purchase 167,166 shares of our common stock are currently exercisable at $3.50 per share and warrants to purchase 50,000 shares are currently exercisable at $3.79 per share, all subject to adjustment under the anti-dilution provisions of the warrants. In May 2003, in connection with a private placement of our Series C convertible preferred stock, we issued warrants to purchase 2,000,000 shares of our common stock at an exercise price of $1.37 per share, of which 600,000 have been exercised and 900,000 are exercisable as of September 30, 2003 and the remaining warrants to purchase 500,000 shares of our common stock are exercisable 18 months after issuance beginning on November 23, 2004 and may be exercised immediately if the holder elects to receive, without the payment by the holder of any additional consideration, a number of shares of our common stock equal to the value of the warrants, also known as net exercise provisions. On October 23, 2003, Biotechnology Value Fund LP and associated entities and Ziff Asset Management, L.P., exercised, on a net exercise basis, 1,200,000 of the remaining warrants issued in connection with May 2003 private placement at an exercise price of $1.37 per share. Total common stock issued pursuant to the net exercise provisions of these warrants was 892,361 shares. In connection with an April 2002 private placement of our common stock, we granted to the placement agent warrants to purchase 100,000 shares of our common stock at an exercise price of $2.75 per share. As of September 30, 2003, these warrants have not yet been issued.

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

At the 2003 Annual Meeting of Stockholders held on May 15, 2003, our stockholders approved a potential amendment to our Second Restated Certificate of Incorporation to effect, at the future election of our Board of Directors, a reverse stock split at one of the five following ratios: one-for-five; one-for-ten; one-for-fifteen; one-for-twenty; or one-for-twenty-five. As of September 30, 2003, our Board of Directors has not yet elected to effect any such reverse stock split. There can be no assurance that the market price per new share of our common stock after a reverse stock split, if effected, will remain unchanged or increase in proportion to the reduction in the number of old shares of our common stock outstanding before the reverse stock split. For example, based on the last reported bid price of our common stock on June 27, 2003 of $1.85 per share, if the Board of Directors decided to implement the reverse stock split and selects a reverse stock split ratio of one-for-five, there can be no assurance that the post-split market price of our common stock would be $9.25 per share or greater. Accordingly, the total market capitalization of our common stock after the proposed reverse stock split may be lower than the total market capitalization before the proposed reverse stock split and, in the future, the market price of our common stock following the reverse stock split may not exceed or remain higher than the market price prior to the proposed reverse stock split.

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

Results of Operations

Revenues

We have received no revenues to date from product sales. Our revenues have consisted principally of revenues recognized under collaborations with third parties. In April 2001, we entered into a research collaboration and licensing agreement with MedImmune Inc. to develop and commercialize therapies related to our IL9 program. MedImmune provided funding of $2.5 million for our research and development activities, payable in eight equal quarterly installments, plus external cost reimbursement for our research and development activities through April 2003. In February 2002, we were awarded a Phase II Small Business Innovation Research program grant of $800,000 from the National Institutes of Health to support our aminosterol program. For the three-month period ended September 30, 2003, we recognized $124,000 as revenue related to grant support ($121,000) and external cost reimbursements ($3,000). For the nine-month period ended September 30, 2003, we recognized $1.0 million as revenue related to the contractual R&D funding ($370,000), grant support ($349,000) and external cost reimbursements ($281,000). For the three-month period ended September 30, 2002, we recognized $349,000 as revenue related to the contractual R&D funding ($315,000) and external cost reimbursements ($34,000). For the nine-month period ended September 30, 2002, we recognized $1.2 million as revenue related to the contractual R&D funding ($935,000) and external cost reimbursements ($267,000).

Research and Development Expenses

We recognized research and development expenses of $1.6 million and $2.7 million for the three-month periods ended September 30, 2003 and 2002, respectively. We recognized research and development expenses of $4.5 million and $9.2 million for the nine-month periods ended September 30, 2003 and 2002, respectively. Research and development expenses consist principally of personnel costs, contract research, development and manufacturing costs and facility costs. Research and development expenses decreased for the three- and nine-month periods ended September 30, 2003, as compared to the same periods in 2002, due to reduced manufacturing and development efforts ($120,000 and $948,000, respectively), the absence of the one-time accrual of severance and related costs associated with our realignment of operations in August of 2002 ($498,000 and $498,000, respectively), as well as reduced continuing payroll and related costs associated with our realignments of operations in 2002 ($414,000 and $1.9 million, respectively). The level of research and development expenses in future periods will depend principally upon the progress of our research and development programs and our capital resources.

General and Administrative Expenses

We recognized general and administrative expenses of $656,000 and $657,000 for the three-month periods ended September 30, 2003 and 2002, respectively. We recognized general and administrative expenses of $1.5 million and $2.4 million for the nine-month periods ended September 30, 2003 and 2002, respectively. General and administrative expenses consist principally of personnel costs, professional fees and public company expenses. General and administrative expenses for the three-month period ended September 30, 2003 were consistent with the same period in 2002. General and administrative expenses decreased for the nine-month period ended September 30, 2003, as compared to the same period in 2002, due principally to reduced payroll and related costs associated with our realignment of operations in 2002 ($402,000), cost containment initiatives and gains from the sale of excess research equipment ($290,000).

Other Income and Expense

We recognized interest income of $17,000 and $61,000 for the three-month periods ended September 30, 2003 and 2002, respectively. We recognized interest expense of $1,000 and $36,000 for the three-month periods ended September 30, 2003 and 2002, respectively. We recognized interest income of $63,000 and $214,000 for the nine-month periods ended September 30, 2003 and 2002, respectively. We recognized interest expense of $65,000 and $122,000 for the nine-month periods ended September 30, 2003 and 2002, respectively. Interest income is primarily comprised of income generated from cash and investments. Interest expense during the nine-month period ended September 30, 2003 was primarily comprised of expense related to our indebtedness to a bank. Interest income for the three- and nine-month periods ended September 30, 2003 decreased, as compared to the same period in 2002, due to declining investment interest yields and lower average investment balances. Interest expense for the three- and nine-month periods ended September 30, 2003 decreased, as compared to the same period in 2002, as a result of the maturity and satisfaction of our indebtedness to a bank in June 2003.

Financial Condition, Liquidity and Capital Resources

Cash and short-term investments were $8.2 million at September 30, 2003 as compared to $9.4 million at December 31, 2002. The primary use of cash was to finance our research and development operations.

Current liabilities were $1.1 million and $3.9 million at September 30, 2003 and December 31, 2002, respectively. In June 2003, our note payable matured and was not refinanced. We used the collateralized cash to satisfy the outstanding balance of $2.5 million plus $6,000 of unpaid accrued interest. Long-term liabilities include $1.5 million due to Abbott Laboratories under our 1999 settlement agreement with them and $403,000 received as a contingent award from the Cystic Fibrosis Foundation.

Our capital expenditure requirements will depend upon numerous factors, including the progress of our research and development programs, the time and cost required to obtain regulatory approvals, our ability to enter into additional collaborative arrangements, the demand for products based on our technology, if and when such products are approved, and possible acquisitions of products, technologies and companies. We had no significant commitments for capital expenditures as of September 30, 2003.

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

Contractual Cash Obligations

The table below sets forth our contractual cash obligations at September 30, 2003 (in thousands):

		Cash Payments Due by Period
Contractual Cash Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Abbott settlement [1]	$1,529	$—	$1,529	$—	$—
Operating lease on building [2]	1,617	368	1,181	68	—
Operating leases and maintenance contracts on equipment	285	177	107	1	—
Clinical trial contracts	593	593	—	—	—
Research and development contracts	107	64	43	—	—
Manufacturing contracts	14	14	—	—	—

Total contractual cash obligations	$4,145	$1,216	$2,860	$69	$—

[1]	Payable if we receive in excess of $10 million of additional funds in any year beginning in 2000, in which case 15% of such excess over $10 million shall be payable to Abbott.
[2]	The lease provides for annual escalations relating to increases in the Consumer Price Index not to exceed 7% but no less than 3.5%. We have assumed an annual minimum lease payment escalation of 3.5% for the purposes of this table beginning in December 2003.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

As of September 30, 2003, our portfolio investments consisted of $1.2 million in cash and $7.0 million in U.S government debt instruments having a maturity of less than one year. Due to the nature of our investment portfolio, management believes that a sudden change in interest rates would not have a material effect on the value of the portfolio. Management estimates that if the average annualized yield of our investments had decreased by 100 basis points, our interest income for the nine-month period ended September 30, 2003 would have decreased by approximately $63,000. This estimate assumes that the decrease occurred on the first day of 2003 and reduced the annualized yield of each investment instrument by 100 basis points. Correspondingly, if the average annualized yield of our investments had increased by 100 basis points, our interest income for the nine-month period ended September 30, 2003 would have increased by $64,000. This estimate assumes that the increase occurred on the first day of 2003 and increased the annualized yield of each investment instrument by 100 basis points. The impact on our future interest income will depend largely on the gross amount of our investment portfolio.

We do not currently have any significant direct foreign currency exchange rate risk.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures: For the quarterly period ended September 30, 2003, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer (the principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that, as of September 30, 2003, our disclosure controls and procedures were adequate to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in internal control over financial reporting: Our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer determined that there were no changes in our internal control over financial reporting during the quarterly period ended September 30, 2003, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On August 4, 2003, a lawsuit was filed against the Company by Perceptive Life Sciences Master Fund, LTD in the United States District Court for the Eastern District of Pennsylvania alleging the existence and subsequent breaches of certain contractual obligations by the Company in connection with its sale of shares of Series C Preferred Stock in May 2003. The plaintiff is seeking monetary damages from the Company or a judgment by the court that the Company should specifically perform the terms of an alleged agreement related to such sale. The Company believes that this lawsuit is without merit and intends to defend it vigorously.

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

(b) Reports on Form 8-K

We filed a Current Report on Form 8-K on July 3, 2003 incorporating a press release regarding the early conversion of Series A convertible preferred stock by Genentech into common stock.

We filed a Current Report on Form 8-K on August 4, 2003 incorporating a press release regarding the results of our Phase I/II clinical trial of squalamine for the treatment of age-related macular degeneration.

We filed a Current Report on Form 8-K on August 12, 2003 incorporating a press release regarding a grant received by the University of California, Los Angeles (UCLA) Medical Center and Jonsson Comprehensive Cancer Center funding further investigation of the potential for squalamine as a treatment for breast cancer.

We filed a Current Report on Form 8-K on August 12, 2003 incorporating a press release regarding our financial results for the quarter ended June 30, 2003.

We filed a Current Report on Form 8-K on August 22, 2003 incorporating a press release regarding the resignation of Senior Vice President and Chief Financial Officer, Christopher P. Schnittker.

We filed a Current Report on Form 8-K on August 27, 2003 regarding the conversion of all of the Series C-1 preferred stock by its holders into common stock as well as the exercise of 600,000 warrants to purchase common stock by Ziff Asset Management, L.P.

We filed a Current Report on Form 8-K on September 9, 2003 incorporating a press release regarding the resignation of Michael R. Dougherty as a member the Board of Directors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENAERA CORPORATION

Date:	November 7, 2003	By:	/s/ John A. Skolas

John A. Skolas Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002