Form 10-K
period 2003-12-31
GENAERA CORP
filed 2004-03-25
CIK 880431

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

The aggregate market value of common stock held by non-affiliates of the registrant was approximately $64,570,000 as of June 30, 2003, the last business day of the registrant’s most recently completed second fiscal quarter. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the National Market System of The Nasdaq Stock Market on June 30, 2003. For purposes of this calculation only, the registrant has defined affiliates as all directors and executive officers as of June 30, 2003 and any stockholder whose ownership exceeds 10% of the common stock outstanding as of June 30, 2003. The number of shares of the registrant’s common stock outstanding as of June 30, 2003 was 38,206,866.

Number of shares of Common Stock outstanding as of March 24, 2004 was 52,197,102.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the Registrant’s 2004 Annual Meeting of Stockholders to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Form 10-K.

GENAERA CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2003

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

Age-Related Macular Degeneration

Age-related macular degeneration (AMD) is the leading cause of legal blindness among adults age 50 or older in the Western world, affecting approximately 25 to 30 million people globally. This number is expected to triple over the next 25 years. AMD occurs in two types: the “dry”, or avascular, form and the more severe “wet”, or neovascular, form. Dry AMD, the more common and milder form of AMD, accounts for 85% to 90% of all cases and is characterized by the collection of small, round, white-yellow, fatty deposits called “drusen” in the central part of the retina. Dry AMD results in varying forms of sight loss and may or may not develop into the wet form. Currently, the more severe wet form of AMD impacts over 1 million people in the United States alone. We believe that the aging U.S. population will contribute to an increase in the incidence and prevalence of AMD. Patients with wet AMD have a much greater chance of severe sight loss than with dry AMD. Wet AMD is caused by the growth of abnormal blood vessels, or choroidal neovascularization, under the central part of the retina, termed the macula, which is required for fine (detailed) vision. It is responsible for 90% of severe vision loss associated with AMD. Approximately 500,000 new cases of wet AMD are diagnosed annually worldwide. In North America alone, approximately 200,000 cases of wet AMD are diagnosed each year.

Preclinical studies in models of angiogenic diseases of the eye have demonstrated that systematic squalamine administration in rodents and mammals, including primates, leads to inhibition of the development of ocular neovascularization (the growth of new vessels) and partial regression of abnormal blood vessels. Based on these results, we announced in August 2002 the initiation of a Phase I/II clinical trial designed to test squalamine for the treatment of wet AMD. A total of 40 patients with classic or occult angiographic abnormalities were enrolled in an open label, dose escalation study, designed to evaluate the safety and efficacy of squalamine treatment. Squalamine was administered intravenously at doses of 25 or 50 mg/m2, once weekly for 4 weeks. The principal outcome measures were visual acuity, ocular angiography, fundus photography and safety. Visual acuity was monitored using the number of lines read correctly (gained or lost) on the ETDRS (Early Treatment Diabetic Retinopathy Study) chart. The study was performed by an internationally recognized ophthalmologist, Dr. Hugo Quiroz-Mercado, in Mexico City with participation from Professors Charles A. Garcia (University of Texas, Houston) and Gholam Peyman (Tulane University).

In October 2003, Genaera announced strong clinical results, including improved vision, for the patients in Phase I/II clinical trial of squalamine in AMD. Without treatment, patients with wet AMD rapidly lose vision over the first 3-6 months after diagnosis. Of patients treated with squalamine, 100% had preserved or improved vision four months after initiation of therapy. Ten patients (26%) had three lines or greater improvement in visual acuity, and the remaining 29 patients (74%) had preserved vision. The greatest degree of improvement was eight lines, from 20/125 to 20/20 vision. Squalamine dosing in the study consisted of four weekly doses of squalamine, with no further maintenance therapy, and follow up evaluations at two and four months. There were no withdrawals from therapy or drug related serious adverse events in the trial.

In March 2004, we submitted an Investigational New Drug Application (IND) to the Food and Drug Administration of the United States (FDA) to conduct clinical trials of squalamine in ophthalmic indications including the treatment of wet AMD.

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

Cancer patients usually are treated with a combination of surgery, radiation therapy and chemotherapy. Surgery and radiation therapy can be particularly effective in patients in whom the disease has not yet spread to other tissue or organs. Chemotherapy is the principal treatment for tumors that have spread from primary to secondary sites, or metastasized. Chemotherapy involves the administration of cytotoxic drugs designed to kill cancer cells, or the administration of hormone analogues designed to either reduce the production of, or block the action of, certain hormones that affect tumor growth. Because chemotherapeutic agents generally attack rapidly dividing cells indiscriminately, damaging both normal and cancerous cells, chemotherapy patients often suffer serious side effects. Additionally, resistance to chemotherapy often occurs over time.

Squalamine is currently being evaluated in multiple Phase II clinical studies for the treatment of solid tumors. Specifically, we have ongoing clinical studies in non-small cell lung cancer and prostate cancer at multiple clinical sites. These cancer studies will evaluate intravenously administered squalamine in combination with leading chemotherapeutics or accepted interventions in each indication.

In May 2002, we released positive results on the first Phase II clinical trial in lung cancer, a multi-center open-label design that examined the preliminary efficacy and safety of squalamine, combined with first line standard chemotherapy of carboplatin and paclitaxel, in patients with Stage IIIB or Stage IV advanced disease. Interim results were presented previously at the May 2000 and May 2001 meetings of the American Society of Clinical Oncology. Overall, for all patients enrolled in the study, at all doses of squalamine, 27% of patients experienced an objective response (defined as a 50% or greater reduction in tumor size). Objective responses were observed in 29% of patients receiving the squalamine dose of 300 mg/m2/day for one or more cycles of therapy.

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

In June 2003, we reported promising interim results on our Phase IIb trial in non-small cell lung cancer investigating weekly dosing of squalamine in combination with the leading chemotherapeutics. The multi-center randomized lung cancer study is evaluating 45 patients receiving weekly dosing of squalamine, combined with weekly chemotherapy of carboplatin and paclitaxel, in patients with Stage IIIB or Stage IV advanced disease. Two patients were withdrawn for intercurrent illness before receiving any study medication. Of the 43 patients receiving study medications, 21 received a squalamine dose of 100 mg/m2, and the 22 received a dose of 200 mg/m2. Objective responses occurred in 23% of the patients (10 of 43; 1 complete and 9 partial responses), with five responses in each of the two dose groups. An objective response is defined as a 50% or greater reduction in tumor size, measured bi-dimensionally by CT Scan, lasting at least 4 weeks, with no new lesions appearing, as rated by the investigators and radiologists. Additional results from the study, including survival data, are maturing.

In comparison, an appropriate historical benchmark objective response rate for this group of patients treated with carboplatin and paclitaxel alone was 17%, as demonstrated in the large Eastern Cooperative Oncology Group (ECOG) study presented at the ASCO meeting in May 2000, and updated upon publication in the January 10, 2002 issue of the New England Journal of Medicine. The ECOG study was done with a once every three weeks carboplatin and paclitaxel dosing, at three times the dose used weekly in the current study with weekly squalamine. Also in comparison, the objective response rate was 27% in the prior study using the dosing regimen of every three weeks carboplatin and paclitaxel, with five daily doses of squalamine every three weeks.

In May 2002, we also released positive results on our Phase II clinical trial in recurrent advanced ovarian cancer, a multi-center, open label design, evaluating squalamine in combination with carboplatin. In this study, 35% of evaluable patients (9 of 26) had an objective response to the study drug regimen of squalamine and carboplatin. The best response to our therapy has included five complete responses and four partial responses. Four of the responses were in patients enrolled with measurable disease, and five were in patients enrolled with rising and elevated levels of Ca-125 tumor marker, consistent with early ovarian cancer recurrence. For this study, squalamine was dosed at 200 mg/m2/day, daily for five days, immediately following carboplatin infusion, every 3 weeks. During 2001, the FDA granted squalamine Orphan Drug designation for the treatment of ovarian cancer. Orphan Drug designations are granted to applicants when the prevalence of the disease occurs in less than 200,000 patients in the United States and entitles applicants to certain exclusive marketing rights, tax credits and waivers on FDA user fees. In August 2002, we decided not to pursue additional studies of squalamine in advanced ovarian cancer in conjunction with the realignment of our operations and our intent to focus on later stage programs and reduce operating expenses.

In November 2002, we announced that a grant of $1.1 million had been awarded by the United States Department of Defense, Army Medical Research and Materiel Command, to the University of Chicago School of Medicine, for the first clinical trial of squalamine in the treatment of prostate cancer. The grant, entitled “Neoadjuvant Anti-Angiogenesis Therapy for Prostate Cancer”, will support a Phase II clinical trial. The trial is designed as an open-label randomized study to evaluate the activity and tolerability of squalamine in conjunction with anti-androgen therapy in patients undergoing radical prostatectomy. Up to 132 patients will receive weekly dosing of squalamine (100 mg/m2) for either 6 or 12 weeks.

In August 2003, researchers at the University of California, Los Angeles (UCLA) Medical Center and Jonsson Comprehensive Cancer Center received a grant funding further investigation of the potential for squalamine as a treatment for breast cancer. The preclinical research at UCLA will be led by Richard J. Pietras, PhD, MD, Associate Professor of Medicine, and funded through a $0.5 million grant over three years from the United States Department of Defense, Army Medical Research and Materiel Command (USAMRMC), Breast Cancer Research Program.

Fibrodysplasia Ossificans Progressiva

We recently discontinued our efforts to conduct a small Phase I clinical study in fibrodysplasia ossificans progressiva (FOP), which is a rare genetic disorder of the musculoskeletal system in which there is a poorly-understood inflammatory reaction leading to progressive formation of bone in the muscles and other soft tissues, resulting in progressive immobility and disability. Due to difficulties with patient enrollment given the small size of the patient population, no patients were enrolled in this study.

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

In April 2001, we entered into a collaborative agreement with MedImmune, Inc. relating to the development of an IL9-based product for asthma, which is described below under “Commercial Arrangements - MedImmune.”

Mucoregulators

Our second genomics-based program has focused on the fundamental biology of mucus overproduction in a large number of chronic respiratory patients worldwide. It is generally accepted that there is extensive unmet medical need for a novel therapy that can prevent abnormal mucus production. Chronic sinusitis is one of the most common reasons for physician visits in the United States, with approximately 35 million cases per year. It is believed that many of the symptoms of chronic sinusitis result from excess mucus production. Among other respiratory diseases, there are up to an estimated 50 million patients with conditions exacerbated by excess mucus production to whom mucoregulator therapy may be of benefit. Mucus overproduction and small airway plugging is one of the hallmarks of asthma and is a cause of death from asthma. Excess mucus production also is associated with chronic bronchitis, a common form of chronic obstructive pulmonary disease (COPD). Cystic fibrosis is the most common fatal genetic disease in the United States, affecting approximately 30,000 children and young adults. Cystic fibrosis causes the body to over-produce abnormally thick, sticky mucus, due to the faulty transport of sodium and chloride (salt) within cells lining organs such as the lungs, sinuses, and pancreas, to their outer surfaces. The thick cystic fibrosis mucus also obstructs the pancreas, preventing enzymes from reaching the intestines to help break down and digest food. This orphan disease state is another unmet need where a mucoregulator therapy may be beneficial.

Efforts to identify specific gene targets and validate these targets for therapeutic development have led to the identification of small molecules, believed to be drug development candidates, to inhibit the overproduction of mucin. We believe small molecule therapeutics that decrease abnormal mucin production, so-called “mucoregulators,” have the potential to yield novel therapeutics for mucus overproduction in a number of chronic diseases.

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

Based on the role of the hCLCA1 chloride channel in a variety of respiratory disorders characterized by mucus overproduction, we undertook the screening of known compounds that might potentially represent safe oral mucoregulator therapeutics for clinical development. This preliminary screening effort led to the identification of LOMUCIN™ (talniflumate) as an orally available small molecule inhibitor of the hCLCA1 channel and potential mucoregulator. In testing, LOMUCIN™ demonstrated a dose-dependent inhibition of mucin production, yet its toxicity was the lowest reported for the various compounds tested. While talniflumate is used commercially as a non-steroidal anti-inflammatory (NSAIDs), other popular NSAIDs for example, ibuprofen or diclofenac, are not mucoregulators. LOMUCIN™ is a known compound, which was discovered, developed and marketed as an anti-inflammatory drug by Laboratorios Bago of Buenos Aires, Argentina, a leading independent pharmaceutical company in South America. Talniflumate has been approved and marketed for almost 20 years in Argentina, and selected other countries excluding the United States, Europe, and Japan. The effects of talniflumate in blocking hCLCA1 and mucus overproduction were discovered by Genaera scientists who have submitted patent applications protecting the novel uses of talniflumate as a mucoregulator. Genaera has an exclusive agreement with Laboratorios Bago to develop and commercialize talniflumate as a new chemical entity and mucoregulator drug in all major pharmaceutical markets including the United States, Europe, and Japan.

Clinical development of LOMUCIN™ is focused on cystic fibrosis and is supported by program-specific funding through an initial Therapeutics Development Grant of up to $1.7 million from Cystic Fibrosis Foundation Therapeutics (CFFT), the nonprofit drug development affiliate of the Cystic Fibrosis Foundation (CFF). Our arrangement with CFF is described below under “Commercial Arrangements - Cystic Fibrosis Foundation.”

In October 2002, we announced that we had received regulatory approval from the Irish Medicines Board to begin a Phase II clinical trial for LOMUCIN™, its oral mucoregulator treatment, in patients with cystic fibrosis. The double blind, placebo controlled, randomized study evaluated 55 patients with cystic fibrosis. The study assessed the preliminary safety and efficacy of LOMUCIN™ oral tablets by evaluating the effects of LOMUCIN™ on respiratory symptoms and pulmonary function. In the trial, 36 individuals were randomized to LOMUCIN™ and 19 to placebo. The trial finished enrolling in the fourth quarter of 2003 and the preliminary results demonstrated a strong safety profile for the drug, and maintenance of existing lung function in people with cystic fibrosis receiving LOMUCIN™ compared to a decline in those receiving placebo.

Other Programs

Obesity Therapeutic Program

Trodusquemine, formerly known as trodulamine (also referred to in scientific literature as MSI-1436), is another natural aminosterol product candidate. Our scientists have demonstrated the ability to reduce the weight of genetically altered mice, generally very obese mice about 10 times their normal size, to that of a normal healthy mouse. Body weights of healthy animals, including animals with diet-induced obesity, also have been reduced through the administration of trodusquemine. Our researchers have shown preclinical efficacy with trodusquemine, and demonstrated that animal food intake can be regulated in a reversible manner, leading to changes in body weight. Preclinical data on trodusquemine demonstrate it is a potent appetite suppressant with the ability to normalize fasting blood sugar, as well as high blood cholesterol levels, resulting from weight loss in obese animals. With trodusquemine, we are targeting the approximately 10 to 12 million Americans who are classified medically as significantly obese. While the trodusquemine molecule is very different in function, it has a similar chemical structure to squalamine, and thus would enable us to make more efficient use of internal and external resources already utilized for squalamine in its development. Preclinical results with trodusquemine suggest that additional work on formulation and delivery of this compound in a safer and more convenient fashion would be the next milestones for development, if a business partnership or program-specific funding can be obtained. Further preclinical development work will be needed before an IND application can be filed with the FDA. Due to the limitations of our current resources, we do not intend to actively pursue the development of this product candidate at this time but we continue to seek new opportunities that will enable us to capitalize on our past development efforts in this program.

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

Prior to 2000, LOCILEX Cream, a topical cream antibiotic for the treatment of infection in diabetic foot ulcers, had been our lead product development candidate in the peptide program. LOCILEX Cream did not obtain approval from the FDA in July 1999, and we have since terminated our manufacturing agreements required to further develop this product candidate and refocused our near-term product development efforts on our other programs. Near-term commercialization of LOCILEX Cream will not occur, and we will generate no revenues from LOCILEX Cream in the near future. We continue to seek new opportunities that will enable us to capitalize on our past development efforts in this program and related programs.

Other

In prior years, we have conducted feasibility studies in a number of other areas, including animal-host defense systems and uses for magainin peptides other than in infectious diseases. In November 2002, we announced that we and E.I. du Pont de Nemours entered into an option agreement for certain of our antimicrobial peptide intellectual property. The agreement has an initial term of 18 months ending in April 2004 and may extend for additional periods, but no later than October 2005. The agreement provides reimbursement to us for patent-related expenses. We no longer conduct significant research and development activities in these areas as a result of a reprioritization of our corporate goals. Any of these programs could become more significant over the next 12 months; however, there can be no assurance that any of these or our other programs will generate viable product opportunities.

RESEARCH AND DEVELOPMENT COSTS

We have incurred costs of $8.1 million, $10.7 million and $11.1 million for research and development in the years ended December 31, 2003, 2002 and 2001, respectively.

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

MedImmune

In April 2001, we entered into a research collaboration and licensing agreement with MedImmune, Inc. to develop and commercialize therapies related to our IL9 program. The companies also will collaborate on the creation of specific assays and respiratory disease models for use in assessing product candidates developed by MedImmune. MedImmune will be responsible for development, manufacturing, clinical testing, and marketing of any resulting product. MedImmune has funded $2.5 million, plus external cost reimbursements, for research and development activities at Genaera through April 2003. In addition to the research and development funding, MedImmune also will reimburse Genaera for certain external costs we incur in connection with the IL9 program. Under the agreement, we could receive up to $55.0 million if future milestones are successfully achieved, plus royalties on any product resulting from this agreement. As a result of our limited control over the development plan and the timing of the milestones, we do not expect to complete a substantial portion of those milestones within the next five years. Each party has the right to terminate the agreement upon notice to the other party.

Cystic Fibrosis Foundation

In September 2001, we received a contingent award of up to $1.7 million from an affiliate of the Cystic Fibrosis Foundation under their Therapeutics Development Program to support early clinical evaluation of LOMUCIN™ involving patients with cystic fibrosis. This award has been granted and shall be paid to us from time to time upon the achievement of certain development milestones. Grant amounts received are refundable to the CFF upon marketing approval by the FDA or upon our election not to enter Phase III clinical trials or to commercialize the product within two years of milestone completion, assuming efficacy is demonstrated. The CFF is also due a royalty on net sales of any resultant product up to 1% based upon the amount of funding ultimately provided by the CFF through this award.

Laboratorios Bago

We have an exclusive agreement with Laboratorios Bago of Buenos Aires, Argentina, a leading independent pharmaceutical company in South America, to develop and commercialize LOMUCINTM as a new chemical entity and mucoregulator drug in all major pharmaceutical markets including the United States, Europe, and Japan.

GlaxoSmithKline

In February 1997, we entered into a development, supply and distribution agreement in North America with GlaxoSmithKline for LOCILEX Cream. GlaxoSmithKline paid us $10 million under this agreement, which we received in 1997. At that time, we had hoped to commercialize LOCILEX Cream in the near-term. However, as a result of the FDA’s decision in July 1999 not to approve LOCILEX Cream, near-term commercialization of LOCILEX Cream will not occur, and we will generate no revenues from LOCILEX Cream in the near future. We have terminated our manufacturing agreements required to further develop this product candidate. The GlaxoSmithKline agreement also gives GlaxoSmithKline rights to terminate the arrangement, and, under certain conditions, the right to negotiate for rights to another Genaera product development candidate. GlaxoSmithKline remains our exclusive sales, marketing and distribution partner for the North American territory for LOCILEX Cream.

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

Obtaining FDA approval historically has been a costly and time-consuming process. Generally, in order to gain FDA premarket approval, a developer first must conduct preclinical studies in the laboratory and in animal model systems to gain preliminary information on an agent’s effectiveness and to identify any safety problems. The results of these studies are submitted as a part of an IND for a drug or biologic which the FDA must review before human clinical trials of an investigational drug or device can begin. The IND includes a detailed description of the clinical investigations to be undertaken.

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

Clinical trials of drugs normally are done in three phases, although the phases may overlap. Phase I trials are concerned primarily with the safety and preliminary effectiveness of the drug, involve a small group typically ranging from 15—40 subjects, and may take from six months to over one year to complete. Phase II trials normally involve 30—200 patients and are designed primarily to demonstrate effectiveness in treating or diagnosing the disease or condition for which the drug is intended, although short-term side effects and risks in people whose health is impaired may also be examined. Phase III trials are expanded clinical trials with larger numbers of patients which are intended to evaluate the overall benefit-risk relationship of the drug and to gather additional information for proper dosage and labeling of the drug. Phase III clinical trials generally take two to five years to complete, but may take longer. The FDA receives reports on the progress of each phase of clinical testing, and it may require the modification, suspension, or termination of clinical trials if it concludes that an unwarranted risk is presented to patients, or, in Phase II and III, if it concludes that the study protocols are deficient in design to meet their stated objectives.

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

To date, we own, co-own or have licensed on an exclusive basis a total of 73 patent applications and issued patents in the United States of which we own or co-own 59 and we license on an exclusive basis 14. We own, co-own or have licensed on an exclusive basis a total of 102 patent applications and issued patents in countries other than the United States.

We own several patents for the use of squalamine as an anti-angiogenic, including the patent to the compound’s combination therapy with other anti-cancer agents, the earliest of which expires in 2017. We also own a patent regarding a specific component of the manufacturing process of squalamine and trodusquemine that expires in 2017. We own a composition of matter patent for the trodusquemine compound, which expires in 2014. We also own a patent for the use of trodusquemine as an anti-obesity agent and other indications that expires in 2015. We own a patent for the use of anti-IL9 antibodies for the treatment of asthma and related disorders, which expires in 2016. We have recently received a notice of allowance for a patent covering methods for screening for mucoregulator compounds.

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

We have rights to several patents and patent applications under certain license agreements pursuant to which we expect to owe royalties on sales of products that incorporate issued valid patent claims. In particular, we have licensed from the Ludwig Institute of Cancer Research specific technologies related to our IL9 program, the earliest of which expires in 2009, and have licensed from the Children’s Hospital of Philadelphia the composition of matter patent for the squalamine compound, which expires in 2012. These patents are subject to extensions by their owners depending upon the future research and development program timelines. Additionally, certain of these agreements also provide that if we elect not to pursue the commercial development of any licensed technology, or do not adhere to an acceptable schedule of commercialization, then our exclusive rights to such technology may terminate. We also fund research at certain institutions, and these relationships may provide us with technology that is owned, licensed or for which we have an option to license.

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

We have trademark protection for the product candidate name LOMUCINTM and are currently seeking U.S. registration of this trademark.

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

EXECUTIVE OFFICERS

Our current executive officers are as follows:

Name	Age	Position
Roy C. Levitt, M.D.	50	President and Chief Executive Officer
Kenneth J. Holroyd, M.D.	45	Executive Vice President and Chief Operating Officer
John L. Armstrong, Jr.	60	Executive Vice President
Angeline K. Shashlo	45	Senior Vice President, Regulatory Affairs, Quality Assurance and Project Management
John A. Skolas	51	Senior Vice President, Chief Financial Officer, General Counsel and Secretary

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

Dr. Holroyd was promoted to our Executive Vice President and Chief Operating Officer in February 2002. Prior to that, he had served as our Executive Vice President and Chief Business Officer since November 2000. Prior to that, Dr. Holroyd had served as our Senior Vice President, Clinical Research and Regulatory Affairs since June 1998. Dr. Holroyd has held various positions, including Vice President of Respiratory Discovery Research, Product Development and Business Development, since joining us in February 1997. Prior to joining us, Dr. Holroyd was a faculty member and head of respiratory care services at Johns Hopkins University School of Medicine and Hospital in the Departments of Medicine and Anesthesiology and Critical Care Medicine. Dr. Holroyd earned his M.D. and M.B.A. from Johns Hopkins in 1984 and 2000, respectively, and completed his residency training at Johns Hopkins and at the National Heart, Lung and Blood Institute.

Mr. Armstrong has served as our Executive Vice President since joining the Company in October 2003. Mr. Armstrong has over thirty-four years of executive responsibility in the pharmaceutical industry, with a manufacturing emphasis. Prior to Genaera, he served as CEO of Mills Biopharmaceuticals, a subsidiary of UroCor, Inc., and as Vice President of Business Development at UroCor from December 1999 to November 2001. Prior to that, Mr. Armstrong served as President and Chief Operating Officer at Oread, Inc. from February 1998 to August 1999. Mr. Armstrong spent from 1991 to 1998 with the DuPont Merck Pharmaceutical Company where he served in various executive positions, including as President of ENDO Laboratories, and President of the global manufacturing/quality division. Prior to that Mr. Armstrong served in numerous roles of increasing responsibility in manufacturing operations at Merck, Sharp and Dohme, Stuart Pharmaceuticals and Marion Merrell Dow. Mr. Armstrong earned his M.B.A from Century University in 1993.

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

Mr. Skolas has served as our Senior Vice President, Chief Financial Officer, General Counsel and Secretary since October 2003. Prior to that, Mr. Skolas served as a consultant and acting chief financial officer for early stage biotechnology companies. From 2000 through 2001, Mr. Skolas was Chief Financial Officer of Valigen, a privately held genomics company. From 1999 through 2000, Mr. Skolas served as Chief Financial Officer of Coelacanth Corporation (now the pharmaceuticals division of Lexicon Genetics). From 1997 until 1999, Mr. Skolas served as Chief Financial Officer and General Counsel of Phytoworks, Inc. From 1988 until 1997, Mr. Skolas served in various executive positions with EMI Group, PLC, including five years as President and General Counsel of its subsidiary EMI Group Inc. Mr. Skolas’ early career included law practice as a partner in Muchin, Muchin, Bendix & Skolas S.C. and accounting practice as a Tax Specialist for Coopers & Lybrand, CPA. Mr. Skolas obtained a CPA certificate from the State of Iowa in 1976. He earned an MBA from Harvard Business School in 1988 and a JD from the University of Wisconsin in 1977.

Officers are elected or appointed by the board of directors to serve until the appointment or election and qualification of their successors or their earlier termination or resignation.

EMPLOYEES

As of December 31, 2003, we had 31 full-time employees. No employees are covered by collective bargaining agreements, and we consider relations with our employees to be good.

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

We maintained cash and investments of $13.1 million at December 31, 2003. At December 31, 2003, we had current liabilities of $2.9 million, and long-term liabilities of $1.0 million. In January 2004, we completed the sale of 4,950,500 shares of our common stock for gross proceeds of approximately $20.0 million. We believe these resources are sufficient to meet our research and development goals and sustain operations at least through 2004. However, we will need to raise substantial additional funds in the future to continue our research and development programs and to commercialize our potential products. If we are unable to raise additional funds, we may be unable to complete our development activities for any of our proposed products.

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

To date, we have engaged primarily in the research and development of drug candidates. We have not generated any revenues from product sales and have incurred losses in each year since our inception. As of December 31, 2003, we had an accumulated deficit of approximately $195.3 million.

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

Governmental authorities may delay or deny the approval of any of our drug candidates. In addition, governmental authorities may enact new legislation or regulations that could limit or restrict our efforts. A delay or denial of regulatory approval for any of our drug candidates, such as that which occurred for LOCILEX Cream, will have a material adverse effect on our business. Even if we receive approval of a product candidate, approval may be conditioned upon certain limitations and restrictions as to the drugs used and may be subject to continuous review. If we fail to comply with any applicable regulatory requirements, we could be subject to penalties, including warning letters, fines, withdrawal of regulatory approval, product recalls, operating restrictions, injunctions, and criminal prosecution.

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

We do not have control over the amount and timing of resources to be devoted to our products by our collaborative partners. Our collaborators may not place a high priority on their contractual arrangements with us. Collaborators may develop products independently or through third parties that could compete with our proposed products. For example, GlaxoSmithKline, a current collaborative partner, which entered into an agreement with us relating to the development of LOCILEX Cream, maintains a significant presence in the antibiotic area and currently sells a topical antibiotic product indicated for the treatment of certain skin infections. In addition, a collaborator may decide to end a relationship with us. For example, in December 2000, Genentech provided notice to us of its election to terminate the collaboration agreement covering the IL9 antibody development program and related respiratory technology.

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

The pharmaceutical industry is characterized by intense competition. Many companies, research institutions and universities are conducting research and development activities in our fields of interest. Some of these companies are currently involved in research and development activities focused on the pathogenesis of disease, and the competition among companies attempting to find genes responsible for disease is intense. In addition, we are aware that others are conducting research on compounds derived from animal host-defense systems. We also may face competition from companies using different or advanced techniques that could render our future products obsolete. Most of these competitors have substantially greater financial, technical, manufacturing, marketing, distribution and other resources than we have.

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

We currently do not have the resources, facilities, or technical capabilities to manufacture any of our proposed products in the quantities and quality required for commercial sale. We have no plans to establish a manufacturing facility. We expect to depend upon contract manufacturers for commercial scale manufacturing of our proposed products in accordance with regulatory standards. For example, we are currently working with outside contractors for the chemical production of squalamine. This dependence on contract manufacturers may restrict our ability to develop and deliver products on a timely, profitable and competitive basis especially because the number of companies capable of producing our proposed products is limited. These contract manufacturers generally have multiple projects and they may give ours a lower priority. As a result of contract manufacture mishaps, our product could be lost or delivered late delaying our clinical and preclinical programs, or may not be produced in accordance with all current applicable regulatory standards. Products not produced in accordance with all current applicable regulatory standards may lead to adverse outcomes for patients and/or product recalls. Furthermore, the development of a robust, low-cost manufacturing process for the commercial production of squalamine and other proposed products will require significant time and expenditure by us. We may be unable to maintain arrangements with qualified outside contractors to manufacture materials at costs that are affordable to us, if at all.

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

We cannot be certain that:

•	patents will issue from any of our patent applications;

•	our patent rights will be sufficient to protect our technology;

•	others may not file patents ahead of us in time and prevent the issuing of our patent claims;

•	others will not design around the patented aspects of our technology; or

•	our patents will not be successfully challenged or circumvented by our competitors.

The cost of litigation related to patents can be substantial, regardless of the outcome.

Third Party Intellectual Property Rights

We cannot be sure that our products do not infringe on the intellectual property rights of others, and we may have infringement claims asserted against us. These claims may harm our reputation, cost us money and prevent us from offering some products. Any claims or litigation in this area may be costly and result in large awards against us and, whether we ultimately win or lose, could be time-consuming, may injure our reputation, may result in costly delays or may require us to enter into royalty or licensing agreements. If there is a successful claim of infringement against us or if we fail to develop non-infringing technology or license the proprietary rights on a timely basis, our ability to use certain technologies, products, services and brand names may be limited and our business may be harmed.

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

Certain of our exclusive rights to patents, patent applications and other technology are governed by contract. Generally, these contracts require that we undertake certain obligations including the payment of royalties on sales of any products that are covered by patent claims. If we do not meet those obligations, we may lose our rights. Additionally, some of these agreements also require that we develop the licensed technology or meet certain milestones within a given timeframe. If we do not adhere to an acceptable schedule of commercialization, we may lose our rights.

We are currently attempting to register as a trademark the “Genaera” name in certain jurisdictions throughout the world. There can be no assurance that trademarks will be issued, or that our issued trademarks will protect our name. If the Genaera name conflicts with the rights of a pre-existing trademark owner in a jurisdiction, we may need to operate under a different name in such jurisdiction, which could result in a loss of goodwill associated with that name.

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

We depend to a considerable degree on a limited number of key personnel. Most significant responsibilities have been assigned to a relatively small number of individuals. All of our executive officers have executed individual employment agreements with us. We do not maintain “key man” insurance on any of our employees. The loss of certain management and technical personnel could adversely affect our ability to develop and commercialize products.

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

The FDA has deemed our NDA for LOCILEX Cream to be not approvable, and the product may never be approved.

In July 1999, we received notification from the FDA that our NDA for LOCILEX Cream had been deemed not approvable. LOCILEX Cream, a topical cream antibiotic for the treatment of infection in diabetic foot ulcers, had been our lead product development candidate. As a result of the FDA’s decision, near-term commercialization of LOCILEX Cream will not occur, and we will generate no revenues from LOCILEX Cream in the near future, if ever.

In order to again seek approval of LOCILEX Cream, the FDA has indicated that we must conduct further development activities, including clinical and manufacturing activities. As a result of its review of manufacturing of the cream product, the FDA issued certain observations of deficiencies in compliance with their current good manufacturing procedures regulations. The Company will need to initiate new manufacturing relationships to conduct further development activities. Any additional manufacturing batches of the active ingredient and cream product that must be manufactured must meet strict product specifications in compliance with FDA-determined current GMPs. The time required to conduct such further clinical and manufacturing development efforts may be lengthy and costly, and the results may ultimately prove unsuccessful.

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

As of December 31, 2003, there were outstanding options to purchase an aggregate of approximately 4,038,000 shares of our common stock at prices ranging from $0.40 per share to $11.63 per share, of which options to purchase approximately 2,510,000 shares were exercisable as of such date. As of December 31, 2003, there were outstanding warrants to purchase 417,166 shares of our common stock, of which warrants to purchase 167,166 shares of our common stock are currently exercisable at $3.38 per share, subject to adjustment under the anti-dilution provisions of the warrants, and warrants to purchase 50,000 shares are currently exercisable at $3.79 per share. In May 2003, in connection with a private placement of our Series C convertible preferred stock, we issued warrants to purchase 2,000,000 shares of our common stock at an exercise price of $1.37 per share, of which 1,800,000 have been exercised and 200,000 are exercisable 18 months after issuance beginning on November 23, 2004 and may be exercised immediately if the holder elects to receive, without the payment by the holder of any additional consideration, a number of shares of our common stock equal to the value of the warrants, also know as net exercise provisions. In January 2004, in connection with a private placement of our common stock, we issued warrants to purchase 990,100 shares of our common stock at an exercise price of $5.38 per share. In connection with an April 2002 private placement of our common stock, we granted to the placement agent warrants to purchase 100,000 shares of our common stock at an exercise price of $2.75 per share. As of December 31, 2003, these warrants have not yet been issued.

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

We lease approximately 21,000 square feet of office and laboratory space in a single building in Plymouth Meeting, Pennsylvania. This lease provides for minimum annual payments of approximately $0.4 million in 2004 and is subject to certain annual increases thereafter. This lease expires in November 2007.

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

No matters were submitted to a vote of our stockholders during the last quarter of the year ended December 31, 2003.

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

The quarterly ranges of high and low closing bid prices per share of our common stock are shown below.

Year Ended December 31, 2002	High	Low
1st Quarter	$3.90	$2.50
2nd Quarter	$3.18	$1.78
3rd Quarter	$1.90	$0.46
4th Quarter	$0.68	$0.32

Year Ended December 31, 2003	High	Low
1st Quarter	$0.61	$0.23
2nd Quarter	$2.48	$0.32
3rd Quarter	$5.17	$1.62
4th Quarter	$6.17	$3.15

As of March 19, 2004, the last reported bid price for our common stock on the Nasdaq SmallCap Market was $4.62 per share.

Dividends

We have not paid any cash dividends on our common stock since our inception, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. It is the present policy of the board of directors to retain all earnings, if any, to finance the development of our business.

Number of Holders of Common Stock

At March 19, 2004, there were 362 stockholders of record and approximately 16,867 beneficial owners of our common stock.

Equity Compensation Plan Information

The following table provides aggregate information as of December 31, 2003, regarding our equity compensation plans, including the Amended 1998 Equity Compensation Plan and the 1992 Stock Option Plan (“the 1992 Plan”). As a result of the expiration of the 1992 Plan in 2002, no additional option grants will be made under the 1992 Plan.

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights and lapse of restrictions on restricted stock	Weighted-average exercise price of outstanding options, warrants and rights[1]	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	4,136,250	$3.88	326,375
Equity compensation plans not approved by security holders	—	—	—

Total	4,136,250	$3.88	326,375

[1]	Does not include restricted stock as exercise price is determined on date of issuance, not date of grant.

See “ITEM 8. Financial Statements and Supplementary Data, NOTE 10. Common Stock Options and Restricted Common Stock Awards” for additional information regarding the Company’s equity compensation plans.

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

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(In thousands, except per share amounts)
Statement of Operations Data:
Revenues:
Collaborative research agreement	$1,113	$1,517	$1,038	$—	$—

Costs and expenses:
Research and development	8,092	10,691	11,132	10,074	9,876
General and administrative	2,437	3,085	3,423	2,583	2,870

	10,529	13,776	14,555	12,657	12,746

Loss from operations	(9,416)	(12,259)	(13,517)	(12,657)	(12,746)
Interest income	88	260	849	883	755
Interest expense	(65)	(157)	(244)	(605)	(225)

Net loss	(9,393)	(12,156)	(12,912)	(12,379)	(12,216)
Dividends on preferred stock	3,085	73	111	45	—

Net loss applicable to common stockholders	$(12,478)	$(12,229)	$(13,023)	$(12,424)	$(12,216)

Net loss applicable to common stockholders per share-basic and diluted	$(0.32)	$(0.35)	$(0.40)	$(0.42)	$(0.52)

Weighted average shares outstanding-basic and diluted	38,634	34,894	32,711	29,375	23,706

	December 31,
	2003	2002	2001	2000	1999
	(In thousands)
Balance Sheet Data:
Cash and investments	$13,135	$9,400	$16,078	$19,033	$10,644
Total assets	14,553	11,191	17,816	20,701	12,731
Long-term liabilities	1,048	1,704	1,579	2,010	3,015
Redeemable convertible preferred stock	—	1,117	1,044	1,233	—
Accumulated deficit	(195,298)	(182,819)	(170,591)	(157,568)	(145,144)
Stockholders’ equity	10,622	4,511	9,610	11,473	6,552

Other Data:
Working capital	10,516	5,727	10,713	13,393	7,608

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Genaera Corporation is a biopharmaceutical company committed to developing medicines for serious diseases from genomics and natural products. Our research and development efforts are focused on anti-angiogenesis and respiratory diseases.

Since commencing operations in 1988, we have not generated any revenue from product sales, and we have funded operations primarily from the proceeds of public and private placements of securities and research and development collaboration payments and related equity investments. We have incurred a loss in each year since our inception, and we expect to incur substantial additional losses for at least the next several years. We expect that losses may fluctuate, and that such fluctuations may be substantial. At December 31, 2003, our accumulated deficit was approximately $195.3 million. We will need to raise additional funds in the future to continue our operations.

The following discussion is included to describe our financial position and results of operations for each of the previous three years in the period ended December 31, 2003. The Consolidated Financial Statements and Notes thereto contain detailed information that should be referred to in conjunction with this discussion.

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

RESULTS OF OPERATIONS – 2003 vs. 2002

Revenues

We have received no revenues to date from product sales. Revenues recorded to date have consisted principally of revenues recognized under collaborations with third parties. In April 2001, we entered into a research collaboration and licensing agreement with MedImmune, Inc. to develop and commercialize therapies related to our IL9 program. MedImmune provided funding of $2.5 million, payable in eight equal quarterly installments through April 2003, plus funds external cost reimbursements for our research and development activities. For the years ended December 31, 2003 and 2002, we recognized $0.7 million and $1.5 million, respectively, in revenue related to this agreement, of which $0.3 million and $0.2 million, respectively, related to external cost reimbursements.

In February 2002, the Company received a Phase II Small Business Innovative Research program grant from the National Institutes of Health in the amount of $800,000 to support our aminosterol research program. The grant extends over the two-year period beginning in February 2002. The Company recognized $412,000 as revenue related to this grant in the periods ending December 31, 2003.

Research and Development Expenses

We recognized research and development expenses of $8.1 million and $10.7 million in 2003 and 2002, respectively. Research and development expenses consist principally of personnel costs, contract research, development and manufacturing costs and facility costs. Research and development expenses have decreased in the year ended December 31, 2003, as compared to the same period a year ago, due to reduced manufacturing efforts ($1.0 million), the absence of a one time accrual of severance and related costs associated with our realignment of operations in August and November of 2002 ($0.7 million), as well as reduced continuing payroll and related costs associated with our realignment of operations in 2002 ($2.7 million). These reductions were partially offset by increased development efforts in squalamine ($1.8 million). The level of research and development expenses in future periods will depend principally upon the progress of our research and development programs and our capital resources.

General and Administrative Expenses

We recognized general and administrative expenses of $2.4 million and $3.1 million in 2003 and 2002, respectively. General and administrative expenses consist principally of personnel costs, professional fees and public company expenses. General and administrative costs decreased in the year ended December 31, 2003, as compared to the same period a year ago, due principally to reduced payroll and related costs associated with our realignment of operations in 2002 ($0.3 million), gains from the sale of excess research equipment ($0.3 million), the absence of a one time accrual of severance and related costs associated with our realignment of operations in August and November of 2002 ($0.2 million), as well as continuing cost containment initiatives. These reductions were partially offset by small increases in several categories of general corporate expenses.

Interest Income and Expense

We recognized interest income of $0.1 million and $0.3 million in 2003 and 2002, respectively. We recognized interest expense of $0.1 million and $0.2 million in 2003 and 2002, respectively. Interest income is primarily comprised of income generated from cash and investments. Interest expense is primarily comprised of expense related to our indebtedness to a bank. Interest income decreased during the year ended December 31, 2003, as compared to the same period a year ago, due to declining investment interest yields and lower average investment balances. Interest expense decreased during the year ended December 31, 2003, as compared to the prior year due to the repayment of our indebtedness to a bank.

RESULTS OF OPERATIONS – 2002 vs. 2001

Revenues

We received no revenues from product sales for the years ended December 31, 2002 and 2001. Revenues recorded have consisted principally of revenues recognized under collaborations with third parties. In April 2001, we entered into a research collaboration and licensing agreement with MedImmune, Inc. to develop and commercialize therapies related to our IL9 program. MedImmune provided funding of $2.5 million, payable in eight equal quarterly installments through April 2003, plus funds external cost reimbursements for our research and development activities. For the years ended December 31, 2002 and 2001, we recognized $1.5 million and $1.0 million, respectively, in revenue related to this agreement, of which $0.2 million and $0.1 million, respectively, related to external cost reimbursements.

Research and Development Expenses

We recognized research and development expenses of $10.7 million and $11.1 million in 2002 and 2001, respectively. Research and development expenses consist principally of personnel costs, contract research, development and manufacturing costs and facility costs. Research and development expenses have decreased marginally in the year ended December 31, 2002, as compared to the prior year, due to reduced squalamine manufacturing and trodusquemine development efforts. These reductions were partially offset by the $498,000 and $183,000 accruals of research and development employee severance and related costs associated with our realignment of operations in August and November of 2002, respectively.

General and Administrative Expenses

We recognized general and administrative expenses of $3.1 million and $3.4 million in 2002 and 2001, respectively. General and administrative expenses consist principally of personnel costs, professional fees and public company expenses. Such expenses decreased in the year ended December 31, 2002, as compared to the prior year, due principally to decreases in personnel related to general corporate activities. These reductions were partially offset by the $8,000 and $134,000 accruals of general and administrative employee severance and related costs associated with our realignment of operations in August and November of 2002, respectively.

Interest Income and Expense

We recognized interest income of $0.3 million and $0.8 million in 2002 and 2001, respectively. We recognized interest expense of $0.2 million in 2002 and 2001. Interest income is primarily comprised of income generated from cash and investments. Interest expense is primarily comprised of expense related to our indebtedness to a bank. Interest income decreased during the year ended December 31, 2002, as compared to the prior year, due to declining investment interest yields and lower average investment balances.

LIQUIDITY AND CAPITAL RESOURCES

Cash and investments were $13.1 million at December 31, 2003 as compared to $9.4 million at December 31, 2002. The primary use of cash was to finance our research and development operations.

Since inception, we have funded our operations primarily from the proceeds of public and private placements of our securities totaling approximately $173.7 million since our initial public offering in December 1991 and including the proceeds from the following private placements of our securities, net of costs, in 2001, 2002 and 2003:

•	$ 9.9 million — April 2001;

•	$ 6.9 million — April 2002;

•	$ 4.9 million — May 2003; and

•	$ 7.9 million — November 2003.

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

Current liabilities decreased by $1.0 million from $3.9 million at December 31, 2002 to $2.9 million at December 31, 2003, due primarily to the maturity and payment of the Company’s $2.5 million note payable in June of 2003. The decrease in current liabilities was partially offset by the reclassification of $1.0 million of long-term liability payable to Abbot to short-term liabilities, as well as an increase in accounts payable and accrued expenses resulting from the timing and magnitude of our current development contracts. Prior to 1999, we had an agreement with Abbott providing for the purchase of approximately $10.0 million of bulk drug substance for LOCILEX Cream. As FDA approval of LOCILEX Cream did not occur, we renegotiated this agreement with Abbott in 1999, paying Abbott $4.2 million and receiving partial delivery of material. An additional $3.4 million was due to Abbott and payable if we receive in excess of $10.0 million of additional funds in any year beginning in 2000, in which case 15% of such excess over $10.0 million shall be payable to Abbott. We have no further purchase commitments to Abbott, and Abbott has no further supply requirements to us. As a result of the Company’s financing activities during 2000 and 2001 and other cash inflows, $1.4 million and $0.5 million of this liability was payable and paid to Abbott on March 1, 2001 and 2002, respectively. No portion of the liability was payable to Abbott on March 1, 2003 as the Company did not receive in excess of $10.0 million of cash inflows during 2002. As a result of the Company’s financing activities during 2003 and other cash inflows, $1.0 million of the remaining liability is due and payable to Abbott on March 1, 2004 and is included in short-term liabilities as of December 31, 2003. The remaining amount of $0.6 million is included in long-term liabilities as of December 31, 2003.

Our capital expenditure requirements will depend upon numerous factors, including the progress of our research and development programs, the time and cost required to obtain regulatory approvals, our ability to enter into additional collaborative arrangements, the demand for products based on our technology, if and when such products are approved, and possible acquisitions of products, technologies and companies. We had no significant capital commitments as of December 31, 2003.

In April 2001, we entered into a research collaboration and licensing agreement and a preferred stock purchase agreement with MedImmune pursuant to which we received $10.0 million. MedImmune has funded $2.5 million plus external cost reimbursements for our research and development activities through April 2003. During 2003 and 2002, funding of $0.7 million and $1.5 million, respectively, had been received from MedImmune. Of that amount, $0.4 million and $1.3 million during 2003 and 2002, respectively, was specifically related to the $2.5 million research and development funding, with the remainder comprised of external cost reimbursements.

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

In January 2004, we completed the sale of 4,950,500 shares of our common stock for gross proceeds of approximately $20.0 million. We believe that the proceeds of this offering in addition to our current cash and investments at December 31, 2003, are sufficient to meet our research and development goals and sustain operations at least through 2004.

Contractual Cash Obligations

The table below sets forth our contractual obligations at December 31, 2003 (in thousands):

		Cash Payments Due by Period
Contractual Cash Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Abbott settlement [1]	1,529	966	563	—	—
Operating lease on building [2]	1,527	371	1,156	—	—
Operating leases and maintenance contracts on equipment	230	144	86	—	—
R&D contracts	541	509	32	—	—
Clinical trial contracts	413	413	—	—	—
Manufacturing contracts	60	60	—	—	—

Total contractual cash obligations	$4,300	$2,463	$1,837	$—	$—

[1]	Payable if we receive in excess of $10 million of additional funds in any year beginning in 2000, in which case 15% of such excess over $10 million shall be payable to Abbott.

[2]	The lease provides for escalations relating to increases in the Consumer Price Index not to exceed 7% but no less than 3.5% beginning in December 2002. We have assumed a minimum lease payment escalation of 3.5% for the purposes of this table.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

As of December 31, 2003, our portfolio investments consisted of $6.6 million in cash and $6.5 million in U.S. government or U.S. government agency debt instruments having a maturity of less than one year. Due to the nature of our investment portfolio, management believes that a sudden change in interest rates would not have a material effect on the value of the portfolio. Management estimates that if the average annualized yield of our investments had decreased by 100 basis points, our interest income for the year ended December 31, 2003 would have decreased by approximately $88,000. This estimate assumes that the decrease occurred on the first day of 2003 and reduced the annualized yield of each investment instrument by 100 basis points. Correspondingly, if the average annualized yield of our investments had increased by 100 basis points, our interest income for the year ended December 31, 2003 would have increased by $94,000. This estimate assumes that the increase occurred on the first day of 2003 and increased the annualized yield of each investment instrument by 100 basis points. The impact on our future interest income will depend largely on the gross amount of our investment portfolio.

We do not currently have any significant direct foreign currency exchange rate risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Consolidated Financial Statements beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures: For the quarterly period ended December 31, 2003, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer (the principal finance and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that, as of December 31, 2003, our disclosure controls and procedures were adequate to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Internal control over financial reporting: No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

This Part incorporates certain information from our Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. Notwithstanding such incorporation, the sections of our 2004 Proxy Statement entitled “Report of the Compensation Committee” and “Performance Graph” shall not be deemed to be “filed” as part of this Annual Report.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this item concerning our directors is incorporated herein by reference to the section entitled “Nominees for Election” and “Corporate Governance” in our Proxy Statement for the 2004 Annual Meeting of Stockholders. Information required by this item concerning our executive officers is included in Part I of this Annual Report.

The Company adopted a corporate code of ethics in December 2003. This code of ethics applies to all of the Company’s employees and directors and includes the code of ethics for the Company’s principal executive officer, principal financial officer, principal accounting officer or controller within the meaning of the SEC regulations adopted under the Sarbanes-Oxley Act of 2002. The Company’s corporate code of ethics is posted under the Investor Relations section of its website at www.genaera.com. Please note that none of the information on the Company’s website is incorporated by reference in this proxy statement.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this item is incorporated herein by reference to the section entitled “Compensation of Executive Officers and Directors” in our Proxy Statement for the 2004 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated herein by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for the 2004 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is incorporated herein by reference to the section entitled “Certain Relationships and Related Transactions” in our Proxy Statement for the 2004 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is incorporated herein by reference to the section entitled “Principal Accountant Fees and Services” in our Proxy Statement for the 2004 Annual Meeting of Stockholders.

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

Exhibit No.

3.1	Third Restated Certificate of Incorporation of Genaera Corporation (Incorporated by reference to Exhibit 3.1 filed with the Company’s Quarterly Report on Form 10-Q for June 30, 2003)

3.2	Certificate of Designations, Preferences and Rights of Series A Preferred Stock of Genaera Corporation dated May 8, 2000 (Incorporated by reference to Exhibit 10.2 filed with the Company’s Quarterly Report on Form 10-Q for June 30, 2000)

3.3	Certificate of Ownership and Merger Merging M Merger Sub, Inc. with and into Magainin Pharmaceuticals Inc. dated March 9, 2001 (Incorporated by reference to Exhibit 3.5 filed with the Company’s Quarterly Report on Form 10-Q for March 31, 2001)

3.4	Certificate of Designations, Preferences and Rights of Series B Preferred Stock of Genaera Corporation dated April 19, 2001 (Incorporated by reference to Exhibit 3.7 filed with the Company’s Quarterly Report on Form 10-Q for March 31, 2001)

3.5	By-laws of Genaera Corporation, as Amended and Restated on May 16, 2002 (Incorporated by reference to Exhibit 3.2 filed with the Company’s Quarterly Report on Form 10-Q for June 30, 2002)

3.6	Amended and Restated Certificate of Designations, Preferences and Rights for the Series C-1 Preferred Stock dated June 9, 2003 (Incorporated by reference to Exhibit 3.1 filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2003)

3.7	Amended and Restated Certificate of Designations, Preferences and Rights for the Series C-2 Preferred Stock dated June 9, 2003 (Incorporated by reference to Exhibit 3.2 filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2003)

4.1	Specimen copy of stock certificate for shares of Common Stock of Genaera Corporation (Incorporated by reference to Exhibit 4.1 filed with the Company’s Quarterly Report on Form 10-Q for March 31, 2001)

10.1 #	1992 Stock Option Plan of the Registrant, as amended (Incorporated by reference to Exhibit A filed with the Company’s Proxy Statement for the 1996 Annual Meeting of Stockholders)

10.2 #	Amended 1998 Equity Compensation Plan, as Amended and Restated on July 22, 2002 (Incorporated by reference to Exhibit 3.2 filed with the Company’s Quarterly Report on Form 10-Q for June 30, 2002)

Exhibit No.

10.3 #	Form of Stock Option Agreement under Stock Option Plans (Incorporated by reference to Exhibit 4.6 filed with the Company’s Registration Statement No. 33-43579 on Form S-1)

10.4 #	Amended and Restated Consulting Agreement with Michael A. Zasloff, M.D., Ph.D. (Incorporated by reference to Exhibit 10.5 filed with the Company’s Annual Report on Form 10-K for December 31, 2001)

10.5 #+	Employment Agreement with Roy C. Levitt, M.D. (Incorporated by reference to Exhibit 10.24 filed with the Company’s Annual Report on Form 10-K for December 31, 1995)

10.6 #	Employment Agreement with Kenneth J. Holroyd, M.D. (Incorporated by reference to Exhibit 10.12 filed with the Company’s Annual Report on Form 10-K/A for December 31, 1998)

10.7 #	Employment Agreement with Christopher P. Schnittker (Incorporated by reference to Exhibit 10.13 filed with the Company’s Annual Report on Form 10-K for December 31, 2000)

10.8 #	Employment Agreement with Sean M. Johnston, Ph.D. (Incorporated by reference to Exhibit 10.14 filed with the Company’s Annual Report on Form 10-K for December 31, 2000)

10.9 #	Employment Agreement with Angeline K. Shashlo (Incorporated by reference to Exhibit 10.3 filed with the Company’s Quarterly Report on Form 10-Q for June 30, 2002)

10.10 #	Form and Schedule of Stock Awards to Executive Officers (Incorporated by reference to Exhibit 4.7 filed with the Company’s Registration Statement No. 333-62073 on Form S-8)

10.11	Lease with respect to Plymouth Meeting, Pennsylvania office and laboratory space dated December 13, 2001 (Incorporated by reference to Exhibit 10.12 filed with the Company’s Annual Report on Form 10-K for December 31, 2001)

10.12	Amended Patent License Agreement and Sponsored Research Agreement with The Children’s Hospital of Philadelphia (Incorporated by reference to Exhibit 10.1 filed with the Company’s Quarterly Report on Form 10-Q for June 30, 2003)

10.13	License Agreement with Multiple Peptide Systems, Inc. (Incorporated by reference to Exhibit 10.12 filed with the Company’s Registration Statement No. 33-43579 on Form S-1)

10.14	Second Amendment to License Agreement with Multiple Peptide Systems, Inc. (Incorporated by reference to Exhibit 10.30 filed with the Company’s Quarterly Report on Form 10-Q for September 30, 1996)

10.15 +	Assignment Agreement between Genaera Corporation, Roy C. Levitt, M.D. and GeneQuest, Inc. (Incorporated by reference to Exhibit 10.25 filed with the Company’s Annual Report on Form 10-K for December 31, 1995)

10.16 +	Development, Supply and Distribution Agreement, effective as of February 12, 1997, with SmithKline Beecham Corporation (Incorporated by reference to Exhibit 10.29 filed with the Company’s Annual Report on Form 10-K for December 31, 1996)

10.17	Settlement and Termination Agreement between Abbott Laboratories Inc. and Magainin Pharmaceuticals Inc., effective September 8, 1999 (Incorporated by reference to Exhibit 99.1 filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 1999)

10.18	Registration Rights Agreement between Genaera Corporation and Genentech, Inc. dated April 28, 2000 (Incorporated by reference to Exhibit 10.4 filed with the Company’s Quarterly Report on Form 10-Q for June 30, 2000)

10.19 +	Amended License Agreement between Genaera Corporation and Ludwig Institute for Cancer Research dated December 20, 1999 (Incorporated by reference to Exhibit 10.1 filed with the Company’s Quarterly Report on Form 10-Q for March 31, 2001)

10.20 +	Second Research Agreement between Genaera Corporation and Ludwig Institute for Cancer Research dated December 20, 1999 (Incorporated by reference to Exhibit 10.2 filed with the Company’s Quarterly Report on Form 10-Q for March 31, 2001)

10.21 +	Notice of Renewal of Second Research Agreement between Genaera Corporation and Ludwig Institute for Cancer Research dated October 31, 2001 (Incorporated by reference to Exhibit 10.22 filed with the Company’s Annual Report on Form 10-K for December 31, 2001)

Exhibit No.

10.22	Settlement Agreement between Genaera Corporation and Genentech, Inc. dated April 18, 2001 (Incorporated by reference to Exhibit 10.3 filed with the Company’s Quarterly Report on Form 10-Q for March 31, 2001)

10.23 +	Collaboration and License Agreement between Genaera Corporation and MedImmune, Inc. dated April 19, 2001 (Incorporated by reference to Exhibit 10.4 filed with the Company’s Quarterly Report on Form 10-Q for March 31, 2001)

10.24	Amendment to Collaboration and License Agreement between Genaera Corporation and MedImmune, Inc. effective April 19, 2001 (Incorporated by reference to Exhibit 10.25 filed with the Company’s Annual Report on Form 10-K for December 31, 2001)

10.25	Preferred Stock Purchase Agreement between Genaera Corporation and MedImmune, Inc. dated April 19, 2001 (Incorporated by reference to Exhibit 10.5 filed with the Company’s Quarterly Report on Form 10-Q for March 31, 2001)

10.26	Warrants to purchase shares of Genaera Corporation Common Stock by Ladenburg Thalmann dated December 12, 2001 (Incorporated by reference to Exhibit 10.27 filed with the Company’s Annual Report on Form 10-K for December 31, 2001)

10.27	Placement Agency Agreement dated April 5, 2002 by and between Genaera Corporation and Wells Fargo Securities, LLC (Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 8, 2002)

10.28 +	License, Development and Commercialization Agreement Between Genaera Corporation and Laboratorios Bago SA (Incorporated by reference to Exhibit 10.1 filed with the Company’s Quarterly Report on Form 10-Q for September 30, 2002)

10.29	Placement Agency Agreement between Genaera Corporation and Fortis Securities Inc. dated as of November 11, 2003 (Incorporated by reference to Exhibit 99.2 with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 14, 2003)

10.30	Consent Agreement to Amend and Restate the Certificates of Designations, Preferences and Rights for the Series C-1 Preferred Stock and Series C-2 Preferred Stock (Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2003)

10.31	Series C-1 and C-2 Preferred Stock and Warrant Purchase Agreement dated May 23, 2003 (Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 2003)

10.32	Amendment No. 1 to Series C-1 and C-2 Preferred Stock and Warrant Purchase Agreement dated June 9, 2003 (Incorporated by reference to Exhibit 10.2 filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2003)

10.33	Form of Warrants to Purchase 1,500,000 Shares of Common Stock (Incorporated by reference to Exhibit 10.2 filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 2003)

10.34	Form of Warrants to Purchase 500,000 Shares of Common Stock (Incorporated by reference to Exhibit 10.3 filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 2003)

10.35 *	Employment Agreement with John A. Skolas

10.36 *	Employment Agreement with John L. Armstrong, Jr.

23.1 *	Consent of KPMG LLP

24.1 *	Power of Attorney (Included on signature page of this Annual Report on Form 10-K)

31.1 *	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

Explanation of Footnotes to Listing of Exhibits:

*	Filed herewith.

#	Compensation plan or arrangement in which directors or executive officers are eligible to participate.

+	Portions of this Exhibit were omitted and filed separately with the Securities and Exchange Commission pursuant to an order granting confidential treatment.

(b) Reports on Form 8-K:

We filed a Current Report on Form 8-K on October 2, 2003 regarding the conversion by the holders of all of the Series C-2 convertible preferred stock into common stock of the Company.

We filed a Current Report on Form 8-K on October 7, 2003 incorporating a press release announcing the updated results for its Phase I/II clinical trial of squalamine for the treatment of age-related macular degeneration.

We filed a Current Report on Form 8-K on October 8, 2003 regarding the conversion by the holder of all of the Series B convertible preferred stock into common stock of the Company.

We filed a Current Report on Form 8-K on October 17, 2003 incorporating two press releases regarding Phase II Clinical Trial Results of Lomucin™ in Cystic Fibrosis and the Lomucin™ Preclinical Presentation on Gastrointestinal Benefits in Cystic Fibrosis Distal Intestinal Obstruction Syndrome.

We filed a Current Report on Form 8-K on October 23, 2003 incorporating a press release announcing that John A. Skolas joined the Company as Senior Vice President, Chief Financial Officer, General Counsel and Secretary.

We filed a Current Report on Form 8-K on October 29, 2003 incorporating a press release announcing that John L. Armstrong, Jr. joined the Company as Executive Vice President.

We filed a Current Report on Form 8-K on November 4, 2003 incorporating a press release announcing that Richard J. Pietras, PhD, MD would present preclinical research on squalamine at the XVII FIGO World Congress of Gynecology and Obstetrics.

We filed a Current Report on Form 8-K on November 11, 2003 incorporating a press release announcing the acceptance of subscriptions from unaffiliated institutional investors for the purchase of an aggregate of 2,050,000 shares of our common stock in a registered direct offering.

We filed a Current Report on Form 8-K on November 14, 2003 incorporating a press release announcing the close of the registered direct offering.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 25, 2004

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

Signature	Title	Date

/s/ R. FRANK ECOCK R. Frank Ecock	Director	March 25, 2004

/s/ ZOLA P. HOROVITZ Zola P. Horovitz, Ph.D.	Director	March 25, 2004

/s/ OSAGIE O. IMASOGIE Osagie O. Imasogie	Director	March 25, 2004

/s/ ROY C. LEVITT Roy C. Levitt, M.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 25, 2004

/s/ ROBERT F. SHAPIRO Robert F. Shapiro	Director	March 25, 2004

/s/ JOHN A. SKOLAS John A. Skolas	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 25, 2004

/s/ JAMES B. WYNGAARDEN James B. Wyngaarden, M.D.	Director	March 25, 2004

GENAERA CORPORATION

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders

Genaera Corporation:

We have audited the accompanying consolidated balance sheets of Genaera Corporation and subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Genaera Corporation and subsidiary as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Princeton, New Jersey

February 13, 2004

GENAERA CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$6,625	$1,368
Short-term investments (NOTES 3 and 6)	6,510	8,032
Prepaid expenses and other current assets	264	186

Total current assets	13,399	9,586
Fixed assets, net (NOTE 4)	1,095	1,541
Other assets	59	64

Total assets	$14,553	$11,191

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses (NOTE 5)	$1,917	$1,302
Notes payable (NOTE 6)	—	2,500
Accrued development expense – short-term (NOTE 15)	966	—
Other current liabilities	—	57

Total current liabilities	2,883	3,859
Accrued development expense - long-term (NOTE 15)	563	1,529
Other liabilities	485	175
Series A redeemable convertible preferred stock (liquidation value of $1,117 at December 31, 2002) (NOTE 7)	—	1,117
Commitments, contingencies and other matters (NOTE 15)
Stockholders’ equity:

Preferred stock - $.001 par value; 9,211 shares authorized; none and 0.888 shares issued and outstanding as Series A redeemable convertible preferred stock at December 31, 2003 and 2002, respectively; none and 10.0 shares issued and outstanding as Series B convertible preferred stock at December 31, 2003 and 2002, respectively (liquidation value of $10,000 at December 31, 2002); none issued and outstanding as Series C-1 convertible preferred stock at December 31, 2003 and December 31, 2002; none issued and outstanding as Series C-2 convertible preferred stock at December 31, 2003 and December 31, 2002

	—	—
Common stock - $.002 par value; 75,000 shares authorized; 47,024 and 35,666 shares issued and outstanding at December 31, 2003 and 2002, respectively	94	71
Additional paid-in capital	205,826	187,258
Accumulated other comprehensive income—unrealized gain on investments	—	1
Accumulated deficit	(195,298)	(182,819)

Total stockholders’ equity	10,622	4,511

Total liabilities and stockholders’ equity	$14,553	$11,191

See accompanying notes to financial statements.

GENAERA CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2003	2002	2001
Collaborative research agreement and grant revenues	$1,113	$1,517	$1,038

Costs and expenses:
Research and development	8,092	10,691	11,132
General and administrative	2,437	3,085	3,423

	10,529	13,776	14,555

Loss from operations	(9,416)	(12,259)	(13,517)
Interest income	88	260	849
Interest expense	(65)	(157)	(244)

Net loss	(9,393)	(12,156)	(12,912)
Dividends on preferred stock, including amount attributable to a beneficial conversion feature of $3,050 for 2003	3,085	73	111

Net loss applicable to common stockholders	$(12,478)	$(12,229)	$(13,023)

Net loss applicable to common stockholders per share—basic and diluted	$(0.32)	$(0.35)	$(0.40)

Weighted average shares outstanding—basic and diluted	38,634	34,894	32,711

See accompanying notes to financial statements.

GENAERA CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stock-holders’ Equity
	Number of Shares	Amount
Balance at December 31, 2000	32,393	65	168,967	9	(157,568)	11,473
Exercise of stock options and compensation expense under option grants and stock awards	471	1	1,237	—	—	1,238
Convertible preferred stock issued	—	—	9,908	—	—	9,908
Dividends on preferred stock	—	—	—	—	(111)	(111)
Comprehensive loss:
Net loss	—	—	—	—	(12,912)	(12,912)
Carrying value adjustment	—	—	—	14	—	14

Total comprehensive loss	—	—	—	—	—	(12,898)

Balance at December 31, 2001	32,864	66	180,112	23	(170,591)	9,610
Exercise of stock options and compensation expense under option grants and stock awards	43	—	208	—	—	208
Common stock issued pursuant to private placement	2,759	5	6,938	—	—	6,943
Dividends on preferred stock	—	—	—	—	(72)	(72)
Comprehensive loss:
Net loss	—	—	—	—	(12,156)	(12,156)
Carrying value adjustment	—	—	—	(22)	—	(22)

Total comprehensive loss	—	—	—	—	—	(12,178)

Balance at December 31, 2002	35,666	71	187,258	1	(182,819)	4,511
Exercise of stock options and compensation expense under option grants and stock awards	275	1	752	—	—	753
Common stock issued pursuant to private placement	2,050	4	7,889	—	—	7,893
Series C-1 and C-2 convertible preferred stock and common stock warrants issued pursuant to private placement	—	—	4,922	—	—	4,922
Beneficial conversion feature related to the issuance of Series C-1 and C-2 convertible preferred stock	—	—	3,050	—	—	3,050
Discount on Series C-1 and C-2 convertible preferred stock	—	—	(3,050)	—	—	(3,050)
Conversion of Series B preferred stock	2,000	4	(4)	—	—	—
Conversion of Series C-1 preferred stock	2,500	5	(5)	—	—	—
Conversion of Series C-2 preferred stock	2,500	5	(5)	—	—	—
Exercise of common stock warrants issued pursuant to May 2003 private placement	1,492	3	819	—	—	822
Conversion of Series A preferred stock	541	1	1,150	—	—	1,151
Dividends on Series A preferred stock	—	—	—	—	(35)	(35)
Amortization of beneficial conversion	—	—	3,050	—	(3,050)	—
Comprehensive loss:
Net loss	—	—	—	—	(9,393)	(9,393)
Carrying value adjustment	—	—	—	(1)	—	(1)

Total comprehensive loss	—	—	—	—	—	(9,394)

Balance at December 31, 2003	47,024	$94	$205,826	$—	$(195,298)	$10,622

See accompanying notes to financial statements.

GENAERA CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2003	2002	2001
Cash Flows From Operating Activities:
Net loss	$(9,393)	$(12,156)	$(12,912)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	489	510	838
Amortization of investment discounts/premiums	(67)	(232)	(663)
Compensation expense on option grants and equity awards	211	204	373
Receipt and retirement of Series A redeemable convertible preferred stock	—	—	(300)
Gain on sale of fixed assets	(257)	—	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(75)	32	242
Accounts payable and accrued expenses	616	(1,219)	428
Accrued development expenses	—	(480)	(1,350)
Other liabilities	253	100	89

Net cash used in operating activities	(8,223)	(13,241)	(13,255)

Cash Flows From Investing Activities:
Purchase of investments	(19,762)	(26,967)	(34,173)
Proceeds from maturities of investments	21,350	33,250	39,179
Proceeds from sales of fixed assets	257	—	—
Capital expenditures	(43)	(595)	(1,150)

Net cash provided by investing activities	1,802	5,688	3,856

Cash Flows From Financing Activities:
Payments on notes payable	(2,500)	—	—
Net proceeds from issuance of Series B convertible preferred stock	—	—	9,908
Net proceeds from issuance of Series C-1 and C-2 convertible preferred stock	4,922	—	—
Net proceeds from issuance of common stock	7,893	6,943	—
Proceeds from exercise of options and warrants	1,363	5	865

Net cash provided by financing activities	11,678	6,948	10,773

Net increase (decrease) in cash and cash equivalents	5,257	(605)	1,374
Cash and cash equivalents at beginning of period	1,368	1,973	599

Cash and cash equivalents at end of period	$6,625	$1,368	$1,973

Supplemental Cash Flow Information:
Cash paid during the period for interest	$76	$160	$208

Conversion of Series A redeemable convertible preferred stock into common stock	$1,117	$—	$—

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

NOTE 2. Summary of Significant Accounting Policies

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and related notes. Actual results could differ from those estimates

Cash and Cash Equivalents - The Company considers all highly liquid investment instruments purchased with a maturity of three months or less to be cash equivalents.

Investments - Investments purchased with a maturity of more than three months, and that mature less than twelve months from the balance sheet date, are classified as short-term investments. Long-term investments are those with maturities greater than twelve months from the balance sheet date. The Company generally holds investments to maturity; however, since the Company may, from time to time, sell securities to meet cash requirements, the Company classifies its investments as available-for-sale as defined by SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Available-for-sale securities are carried at market value with unrealized gains and losses, which are temporary, reported as a separate component of stockholders’ equity. Gross realized gains and losses on the sales of investment securities are determined on the specific identification method.

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

Impairment of Long-Lived Assets - The Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“SFAS 144”) as of January 1, 2002. SFAS 144 provides a single accounting model for long-lived assets to be disposed of. It also changes the criteria for classifying an asset as held for sale and broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. The adoption of SFAS 144 did not affect the Company’s financial statements.

In accordance with SFAS 144, long-lived assets, such as property, plant, and equipment, software costs and purchased intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets

GENAERA CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet.

Revenue Recognition - In December 2003, the staff of the United States Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition (“SAB 104”). SAB 104 updates the guidance in SAB No. 101, Revenue Recognition in Financial Statements (‘SAB 101”) and requires companies to identify separate units of accounting based on the consensus reached in Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). EITF 00-21 provides guidance on how to determine when an arrangement involving multiple revenue-generating activities or deliverables should be divided into separate units of accounting for revenue recognition purposes, and if this division is required, how the arrangement consideration should be allocated among the separate units of accounting. EITF 00-21 is effective for revenue arrangements entered into in quarters beginning after June 15, 2003. If the deliverables in a revenue arrangement constitute separate units of accounting according to the EITF’s separation criteria, the revenue-recognition policy must be determined for each identified unit. If the arrangement is a single unit of accounting under the separation criteria, the revenue-recognition policy must be determined for the entire arrangement. The adoption of EITF 00-21 did not impact the Company’s historical consolidated financial position or results of operations, but could affect the timing pattern of revenue recognition for future collaborative research and/or licensing agreements. In previous years, prior to SAB 104, any revenues from research and development arrangements are recognized in accordance with the terms of the related agreements, either as services are performed or as milestones are achieved. Revenues related to up-front fees are deferred and recognized over specified future performance periods.

In January 2002, the EITF issued Emerging Issues Task Force No. 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred, (“EITF 01-14”). In accordance with EITF 01-14 reimbursements received for out-of-pocket expenses are characterized as revenue in the accompanying consolidated statements of operations for all periods presented.

Research and Development - Research and development (“R&D”) expenses include related salaries, contractor fees, and facility costs. R&D expenses consist of independent R&D contract costs, contract manufacturing costs and costs associated with collaborative R&D arrangements. In addition, the Company funds R&D at other research institutions under agreements that are generally cancelable. R&D expenses also include external activities such as investigator-sponsored trials. All such costs are charged to R&D expense systematically as incurred, which may be measured by contract milestones, patient enrollment or the passage of time.

Patent Costs - Patent-related costs, including professional fees and filing fees, are expensed as incurred.

Lease Expense - Expense related to the facility lease is recorded on a straight-line basis over the lease term. The difference between rent expense incurred and the amount paid is recorded as deferred rent and is classified under “Other Liabilities” on the balance sheet.

Stock-Based Compensation - The Company accounts for its fixed-plan stock options under the intrinsic-value-based method set forth by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”), and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB No. 25, issued in March 2000. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”) established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation. Stock or other equity-based compensation for non-employees must be accounted for under the fair value-based method as required by SFAS 123 and EITF No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, and other related interpretations. Under this method, the equity-based instrument is valued at either the fair value of the consideration received or the equity instrument issued on the date of grant. The resulting compensation cost is recognized and charged to operations over the service period, which is usually the vesting period. As allowed by SFAS 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS 123. The following table illustrates the effect on net loss applicable to common stockholders if the fair-value-based method had been applied to all outstanding and unvested stock-based awards in each period (in thousands, except per share amounts).

GENAERA CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2003	2002	2001
Net loss applicable to common stockholders, as reported	$(12,478)	$(12,229)	$(13,023)
Add: Stock-based employee compensation expense included in reported net loss applicable to common stockholders, net of related tax effects	211	204	373
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all stock-based awards, net of related tax effects	(1,727)	(2,495)	(3,149)

Pro forma net loss applicable to common stockholders	$(13,994)	$(14,520)	$(15,799)

Net loss applicable to common stockholders per share – basic and diluted:
As reported	$(0.32)	$(0.35)	$(0.40)

Pro forma	$(0.36)	$(0.42)	$(0.48)

The resulting effect on pro forma net loss applicable to common stockholders and pro forma net loss applicable to common stockholders per share disclosed above may not be representative of the effects on a pro forma basis in future years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2003	2002	2001
Range of risk free interest rates	3.6% - 3.9%	3.6% - 4.9%	4.2% - 5.2%
Dividend yield	0%	0%	0%
Volatility factor	121%	110%	100%
Weighted average expected life of options (in years)	6.0	7.5	7.0
Weighted average fair value of options granted during the year	$2.84	$0.99	$2.81

On April 22, 2003, the FASB determined that stock-based compensation should be recognized as a cost in the financial statements and that such cost should be measured according to the fair value of the stock options. The FASB has not as yet finalized the methodology for calculating fair value and plans to issue an exposure draft in early 2004. The Company will continue to monitor communications on this subject from the FASB in order to determine the impact on the Company’s financial statements.

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

Loss Per Share—The Company calculates loss per share under the provisions of SFAS No. 128, Earnings Per Share, (“SFAS 128”). SFAS 128 requires a dual presentation of “basic” and “diluted” loss per share on the face of the income statement. Basic loss per share is computed by dividing the net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted loss per share includes the dilutive effect, if any, from the potential exercise or conversion of securities, such as stock options and warrants, which would result in the issuance of shares of common stock. For the year ended December 31, 2003, options and warrants to purchase 4,555,291 shares of the Company’s common stock were not included in the calculation of the diluted per share amounts as their effect was anti-dilutive. Basic and diluted loss per share amounts are the same as the Company reported a loss for all periods presented.

GENAERA CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Comprehensive Income - SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting of comprehensive income and its components. Comprehensive income consists of reported net income or loss and “other comprehensive income” (i.e., other gains and losses affecting stockholders’ equity that, under accounting principles generally accepted in the United States of America, are excluded from net income or loss as reported on the statement of operations). With regard to the Company, other comprehensive income consists of unrealized gains and losses on marketable securities.

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

NOTE 3. Investments

The Company invests in securities of the U.S. Treasury and U.S. government agencies. Excess cash is invested on a short-term basis in U.S. government-based money market funds. At December 31, 2003, the Company had $2.5 million and $4.0 million invested in U.S. Treasury securities and U.S. government agency securities, respectively. The Company had unrealized gains of $1,000 at December 31, 2002. The Company has not realized any losses on its investments during the years ended December 31, 2003, 2002 or 2001.

NOTE 4. Fixed Assets

Fixed assets are summarized as follows (in thousands):

	December 31, 2003	December 31, 2002
Laboratory and office equipment	$4,363	$4,239
Leasehold improvements	1,873	1,471
Construction in progress	—	483

	6,236	6,193
Less accumulated depreciation and amortization	(5,141)	(4,652)

	$1,095	$1,541

NOTE 5. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	December 31, 2003	December 31, 2002
Accounts payable	$579	$159
Clinical and regulatory costs	746	622
Professional fees	195	183
Employee compensation	179	27
Preclinical costs	93	101
Manufacturing development costs	60	16
Other	65	19
Realignment costs (NOTE 16)	—	175

	$1,917	$1,302

GENAERA CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. Note Payable

In the second quarter of 2002, the Company refinanced its $2.5 million note payable with Merrill Lynch Bank USA. Under the terms of this note payable, the Company made monthly interest-only payments at an annual rate of 5.346%, with principal due in June 2003. In June 2003, the Company’s note payable matured and was not refinanced. The Company used its collateralized cash (which amounted to approximately $2,800,000 as of December 31, 2002) to satisfy the outstanding balance of $2,500,000 plus $6,000 of accrued but unpaid interest through maturity. Interest expense related to this note payable for the years ended December 31, 2003, 2002 and 2001 was $61,000, $150,000 and $196,000, respectively.

NOTE 7. Preferred Stock

The Company’s certificate of incorporation provides the board of directors the power to issue shares of preferred stock without stockholder approval. This preferred stock could have voting rights, including voting rights that could be superior to that of the Company’s common stock, and the board of directors has the power to determine these voting rights. As of December 31, 2003, the Company’s board of directors has designated 80,000 shares of preferred stock as Series A redeemable convertible preferred stock (the “Series A Preferred Stock”), 888 shares of which were issued to Genentech, Inc., (“Genentech”), 10,000 shares of preferred stock as Series B convertible preferred stock (the “Series B Preferred Stock”), all of which were issued to MedImmune, Inc. (“MedImmune”), 2,500 shares of preferred stock as Series C-1 convertible preferred stock (the “Series C-1 Preferred Stock”), and 2,500 shares of preferred stock as Series C-2 convertible preferred stock (the Series C-2 Preferred Stock”) (the Series C-1 Preferred Stock and the Series C-2 Preferred Stock collectively the “Series C Preferred Stock”). All 5,000 shares of the Series C Preferred Stock were issued to Biotechnology Value Fund and associated entities and to Ziff Asset Management, L.P. The issuances to both Genentech and MedImmune were in connection with collaborative agreements (see “NOTE 12. Collaborative Agreements”). The Series B Preferred Stock was purchased by MedImmune in April 2001 for $10.0 million. The Series C Preferred stock was purchased by Biotechnology Value Fund and associated entities and by Ziff Asset Management, L.P. in a private placement in May 2003 for gross proceeds of $5.0 million (net proceeds of $4.9 million).

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

GENAERA CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Series B Preferred Stock is convertible prior to April 19, 2006, in whole or in part, at the holder’s option, into shares of the Company’s common stock at a conversion rate of 200 shares of common stock for each share of Series B Preferred Stock. The maximum aggregate number of common shares issued upon a conversion of all of the shares of Series B Preferred Stock before April 19, 2006 is 2,000,000 shares. The Series B Preferred Stock is convertible after April 19, 2006, in whole or in part, at the Company’s or holder’s option, into shares of the Company’s common stock at a conversion rate determined by dividing the original issue price of $1,000 per share by the lesser of (i) $5.00 or (ii) the 20-day average closing price of the common stock as of the conversion date (the “Post-April 19, 2006 Conversion Rate”). However, the Company may not exercise its option to convert if the closing price of the common stock is less than $2.15 per share on the day prior to notice of conversion. In addition, the Series B Preferred Stock shall be automatically convertible at any time in the event of a merger, consolidation or sale of substantially all of the assets of the Company (a “Merger Event”), at the Post-April 19, 2006 Conversion Rate. The maximum aggregate number of common shares issued upon conversion of all of the shares of Series B Preferred Stock after April 19, 2006 or at any time as a result of a Merger Event is 4,642,741 shares of common stock. The Series B Preferred Stock may also be redeemed, in whole or in part, at any time at the Company’s option at a cash redemption price of $1,000 per share plus accrued and unpaid cumulative dividends to the date of redemption. Holders of the Series B Preferred Stock have no rights to dividends other than the right to participate in any dividends that may be declared on the Company’s common stock based on the conversion of such Series B Preferred Stock shares into common stock. With respect to liquidation and dividend rights, the Series B Preferred Stock ranks senior to the Company’s common stock and junior to the Company’s Series A Preferred Stock. In the event of any liquidation, dissolution or winding up of the Company, the Series B Preferred Stock has a liquidation preference of $1,000 per share plus accrued and unpaid cumulative dividends to the date of liquidation. Holders of the Series B Preferred Shares have limited voting rights and generally do not have the right to vote on matters submitted to the holders of the Company’s common stock.

On October 8, 2003, MedImmune, Inc., the sole holder of the Series B Convertible Preferred Stock, elected to convert its outstanding and issued 10,000 shares of Series B Convertible Preferred Stock into 2,000,000 shares of newly-issued common stock of the Company. As a result of this transaction, no shares of Series B convertible preferred stock are outstanding.

In May 2003, the Company designated 2,500 shares of its previously authorized 9,211,031 shares of preferred stock, par value $.001, as Series C-1 Preferred Stock and 2,500 shares as Series C-2 Preferred Stock. Prior to November 23, 2004, the Series C-1 Preferred Stock is convertible in whole or in part, at the holder’s option, into shares of the Company’s common stock at a conversion rate of 1,000 shares of common stock for each share of Series C-1 Preferred Stock if the trailing 20-day average stock market price per share of the Company’s common stock is greater than $3.00 (subject to adjustment). The Series C-2 Preferred Stock is convertible prior to November 23, 2004 in whole or in part, at the holder’s option, into shares of the Company’s common stock at a conversion rate of 1,000 shares of common stock for each share of Series C-2 Preferred Stock if the trailing 20-day average stock market price per share of the Company’s common stock is greater than $4.00 (subject to adjustment). After November 23, 2004, the Series C Preferred Stock is convertible, in whole or in part, at the holder’s option, into 1,000 shares of the Company’s common stock per share of Series C Preferred Stock. After May 23, 2006, the Series C Preferred Stock is convertible, in whole or in part, at the Company’s option, at a conversion rate of 1,000 shares of the Company’s common stock per share of Series C Preferred Stock. The Series C Preferred Stock shall be automatically converted or redeemed upon the occurrence of a change of control, as defined in the corresponding Certificates of Designations, Preferences and Rights of each class of the Series C Preferred Stock as (i) any sale, exchange, conveyance or other disposition of capital stock of the Company in a transaction or series of related transactions in which more than forty percent of the voting power of the Company is disposed and the Company is a party to such transaction(s), (ii) upon the sale of all or substantially all of the assets of the Company, or (iii) the

GENAERA CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

consolidation, merger or similar transaction of the Company into or with any other entity or entities (other than a consolidation, merger or similar transaction in which the Company is a party to such transaction(s) and in which the stockholders of the Company immediately prior to such consolidation, merger or similar transaction will own at least sixty percent of the voting power of the combined or surviving entity by virtue of their ownership of shares of capital stock of the Company). The conversion or redemption will be either (i) at a conversion rate of 1,000 shares of the Company’s common stock per share of Series C Preferred Stock or (ii) into cash at a redemption price of $1,000 per share of Series C Preferred Stock, at the holder’s option, plus accrued and unpaid cumulative dividends to the date of redemption. Upon the holder’s receipt of a notice of redemption from the Company, the Series C Preferred Stock may be converted into the Company’s common stock, at the holder’s option, in accordance with the conversion rate above. The maximum aggregate number of common shares initially issuable upon a conversion of all of the shares of the Series C Preferred Stock is 5,000,000 shares. Holders of the Series C Preferred Stock have no rights to dividends other than the right to participate in any dividends that may be declared on the Company’s common stock. With respect to liquidation and dividend rights, the Series C Preferred Stock ranks senior to the Company’s common stock and junior to the outstanding shares of the Company’s Series A and Series B Preferred Stock. In the event of the Company’s liquidation, dissolution or winding up, the Series C Preferred Stock has a liquidation preference of $1,000 per share plus accumulated and unpaid cumulative dividends on such preferred stock up to the date of liquidation (as adjusted for any recapitalizations, stock combinations, stock dividends, stock splits or similar transactions). Holders of Series C Preferred Stock may vote on every matter put to a vote of the Company’s common stockholders, except for any matter reserved solely for the vote of the holders of any series of preferred stock other than the Series C-1 Preferred Stock or Series C-2 Preferred stock.

In May 2003, the Company completed the sale of a total of 5,000 shares of Series C Preferred Stock (consisting of 2,500 shares of Series C-1 Preferred Stock and 2,500 shares of Series C-2 Preferred Stock) and warrants to purchase 2,000,000 shares of the Company’s common stock at an exercise price per share of $1.37 to Biotechnology Value Fund LP and associated entities and to Ziff Asset Management L.P. in a private placement pursuant to a purchase agreement (the “Preferred Stock and Warrant Purchase Agreement”) for gross proceeds of $5,000,000, before offering costs of approximately $78,000. The Preferred Stock and Warrant Purchase Agreement was subsequently amended and the Certificate of Designations, Preferences and Rights of each of the Series C-1 Preferred Stock and Series C-2 Preferred Stock was amended and restated in June 2003 to amend one of the conversion factors and clarify voting rights and the distribution of certain shares among the investors. Due to the sale of the shares of Series C Preferred Stock with a conversion price that was below the quoted market price of the Company’s common stock at the time of sale and the issuance of warrants, the Company calculated a beneficial conversion feature of $3,050,000 which represents the excess of the fair value of the preferred stock issued ($6,850,000) over the proceeds allocable to the preferred stock ($3,800,000). The value of the preferred stock issued was estimated based on the conversion feature and the value of the warrants issued was estimated using a Black-Scholes model and the amount of the proceeds allocable to the Series C Preferred Stock and warrants was based on the relative fair values of the securities. The proceeds allocable to the warrants were $1,200,000. The Company was amortizing the value of the beneficial conversion feature as a preferred stock dividend over the 18-month period from the date of issuance of the Series C Preferred Stock to the date on which the Series C Preferred Stock is first known to be convertible. All of the preferred stock became convertible before the end of this 18-month period as the Company’s stock price met defined thresholds, therefore the entire amount of the beneficial conversion feature was recognized as a dividend in 2003.

On August 26, 2003, Biotechnology Value Fund LP and associated entities and Ziff Asset Management L.P., elected to convert all of its outstanding and issued 2,500 shares of Series C-1 Preferred Stock into 2,500,000 shares of the Company’s common stock at a price of $1.00 as defined in the original Certificate of Designations. After this transaction, there are no longer any shares of Series C-1 Preferred Stock outstanding.

On October 2, 2003, Biotechnology Value Fund LP and associated entities and Ziff Asset Management L.P., elected to convert all of its outstanding and issued 2,500 shares of Series C-2 Preferred Stock into 2,500,000 shares of the Company’s common stock at a price of $1.00 as defined in the original Certificate of Designations. After this transaction, there are no longer any shares of Series C-2 Preferred Stock outstanding.

GENAERA CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. Common Stock

In April 2002, the Company sold 2,758,855 shares of its common stock, through a private placement, at $2.75 per share. The shares were sold to three of its institutional shareholders: Wellington Management Company, LLC, the State of Wisconsin Investment Board (“SWIB”), and Caxton Associates, LLC. Wells Fargo Securities, LLC acted as a placement agent for 1,813,400 of the shares sold. Net proceeds to the Company from the offering were $6,943,000 after offering costs. Also, the Company is required to issue warrants to the placement agent (See “NOTE 9. Warrants”). As a condition of SWIB’s purchase of its shares, the Company amended its outstanding stock option plans and its corporate by-laws to, in general, prohibit the Company from, among other things, issuing options with exercise prices below fair market value, from reducing the exercise price of issued options, from canceling and re-granting options at lower exercise prices and from issuing certain convertible securities, each without requisite stockholder approval.

In November 2003, the Company sold 2,050,000 shares of its common stock, through a private placement, at a price of $4.15 per share. Net proceeds to the Company from the offering totaled $7,893,000, after offering costs, which included a cash fee paid to the placement agent.

NOTE 9. Common Stock Warrants

In connection with its August 2000 private placement, the Company granted to the placement agent warrants to purchase 167,166 shares of the Company’s common stock at an exercise price of $3.38 per share. These warrants expire on August 17, 2007 and are subject to adjustment under certain circumstances. Such circumstances include the issuance of shares of common stock by the Company for a consideration per share less than the exercise price of the warrants, and the issuance by the Company of securities convertible into shares of common stock for which the exercise or conversion price, when added to the purchase price of such convertible securities, is less than the exercise price of the warrants. All such warrants are currently outstanding and exercisable.

In connection with the execution of an agreement with an investment bank to provide future financing to the Company, on December 12, 2001, the Company granted to the investment bank two separate warrants to purchase 50,000 shares and 200,000 shares of the Company’s common stock at an exercise price of $3.79 per share. The warrant to purchase 50,000 shares vests either (i) equally in four installments on the first through fourth 3-month anniversaries of the date of grant or (ii) entirely upon the closing of a financing with aggregate gross proceeds of not less than $15.0 million. The warrant to purchase 200,000 shares was cancelled without vesting subsequent to December 31, 2001 as a result of the investment bank’s termination by the Company. The warrant to purchase 50,000 shares of common stock expires on December 12, 2006. The compensation expense for the warrant to purchase 50,000 shares of common stock granted to this investment bank was recognized over the respective service period in accordance with vesting provisions. Compensation expense related to this warrant for the years ended December 31, 2002 and 2001 was $72,000 and $13,000, respectively, determined using a Black-Scholes valuation model. All such warrants are currently outstanding and exercisable.

In connection with its April 2002 private placement, the Company granted to the placement agent warrants to purchase 100,000 shares of the Company’s common stock at an exercise price of $2.75 per share. When issued, these warrants will be fully exercisable and have a term of 5 years from the date of the transaction.

In connection with its May 2003 private placement, the Company granted warrants to purchase 2,000,000 shares of its common stock at an exercise price of $1.37 per share. The warrants expire on May 23, 2008 and contain certain provisions under which the holder may elect to receive, without the payment by the holder of any additional consideration, a number of shares of the Company’s common stock equal to the value of the warrant, also known as net exercise provisions. Of this total, warrants to purchase 1.5 million shares are exercisable immediately. The remaining warrants to purchase 500,000 shares are generally exercisable after 18 months from issuance, or beginning on November 23, 2004, or prior to November 23, 2004 if the holder exercises the warrants on a net exercise basis. On August 26, 2003, Ziff Asset Management, L.P., exercised its warrants to purchase 600,000 shares of the Company’s common stock at an exercise price of $1.37 per share, pursuant to these warrants. Proceeds to the Company from the exercise of this warrant were approximately $822,000. On October 23, 2003, Biotechnology Value Fund LP and associated entities and Ziff Asset Management L.P. exercised their warrants to purchase 1,200,000 shares of the Company’s common stock under the net exercise provisions of these warrants resulting in the

GENAERA CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

issuance of 892,361 shares of common stock. As of December 31, 2003, 200,000 of such warrants are outstanding at an exercise price of $1.37 per share.

NOTE 10. Common Stock Options and Restricted Common Stock Awards

In May 1996, the stockholders approved the amended 1992 Stock Option Plan (the “1992 Plan”), which provides for the granting of options for the purchase of up to 2,500,000 shares of common stock. The 1992 Plan expired in May 2002. In May 1998, the stockholders approved the 1998 Equity Compensation Plan (the “1998 Plan”), which provides for the granting of options and stock awards of up to 1,500,000 shares of common stock. In May 2001, the stockholders approved an amendment to the Company’s Amended 1998 Equity Compensation Plan to increase the number of shares of common stock issuable thereunder to 3,500,000 shares.

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

A summary of the status of the Company’s stock options as of December 31, 2003, 2002 and 2001, and changes during the years ended on those dates, is presented below (in thousands, except per share data):

	2003		2002		2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	4,214	$3.77	3,745	$4.62	3,680	$4.51
Granted	591	$3.66	1,306	$1.12	832	$3.36
Exercised	(261)	$2.07	(3)	$1.88	(424)	$2.05
Forfeited	(506)	$3.65	(834)	$3.42	(343)	$3.63

Outstanding at end of year	4,038	$3.88	4,214	$3.77	3,745	$4.62

Exercisable at end of year	2,510	$4.74	2,422	$5.19	2,057	$5.70

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2003 (in thousands, except per share data):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Exercisable	Weighted Average Exercise Price
$0.40 - $ 1.56	1,034	8.2 Years	$0.88	386	$0.97
$1.97 - $ 3.35	1,017	6.7 Years	$2.96	640	$3.04
$3.47 - $ 5.00	1,078	6.2 Years	$4.07	675	$4.08
$5.10 - $ 5.75	250	6.6 Years	$5.45	150	$5.69
$7.13 - $8.25	249	3.0 Years	$7.48	249	$7.48
$9.13 -	150	1.9 Years	$9.13	150	$9.13
$10.00 - $11.63	260	2.6 Years	$10.68	260	$10.68

$0.40 - $11.63	4,038	6.3 Years	$3.88	2,510	$4.74

The 1998 Plan also provides for the issuance of common stock awards, up to a maximum of 375,000 shares. Such awards shall be made subject to such performance requirements, vesting provisions, transfer restrictions or other restrictions and conditions as a committee of the Company’s board of directors may determine. As of December 31, 2003, a total of 301,000 shares have been awarded under the 1998 Plan, vesting over a four-year period from the award date. The cost of these awards will be recognized as expense over the vesting period. The

GENAERA CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

following table provides information as of December 31, 2003 regarding the number of restricted stock awards granted, issued, and outstanding.

Year of Grant	Shares Granted	Shares Issued	Shares Outstanding
1998	146,000	121,000	—
1999	32,500	30,000	—
2000	27,500	20,625	3,125
2003	95,000	—	95,000

Total	301,000	171,625	98,125

Compensation expense related to these stock awards for the years ended December 31, 2003, 2002 and 2001 was $48,000, $144,000 and $209,000, respectively.

The Company granted options to purchase 20,000 and 25,000 shares of the Company’s common stock to consultants in the years ended December 31, 2002 and 2000, respectively. No options were granted to consultants in 2003 or 2001. The compensation expense for options granted to consultants is recognized over the respective service periods ranging up to one year or in accordance with vesting provisions. Compensation expense related to these options for the years ended December 31, 2003, 2002 and 2001 was $35,000, $37,000 and $95,000, respectively. In 2000 and 2003, the Company entered into consulting contracts with former officers of the Company subsequent to their employment. As a result of these contracts, the former officers retained unvested options to purchase 97,500 and 190,000 shares of the Company’s common stock, respectively, after their transition to non-employee status. The Company recorded additional compensation expense of $128,000 and $56,000 for the years ended December 31, 2003 and 2001, respectively, and a reduction to compensation expense of $49,000 for the year ended December 31, 2002 related to these options.

NOTE 11. Income Taxes

As of December 31, 2003, the Company has $132,909,000 of net operating loss (“NOL”) carryforwards for federal income tax purposes (expiring in years 2004 through 2023). In addition, the Company has NOL carryforwards for state income tax purposes of $97,787,000 (expiring in years 2005 through 2013). Pennsylvania has a $2,000,000 annual limitation on the utilization of NOL carryforwards, thus the Company is not likely to utilize most of its state NOL carryforwards. The Company also has $6,684,000 of research and development tax credits carryforwards available to offset future federal income tax liability (expiring in years 2005 through 2023). The NOL carryforward differs from the accumulated deficit principally due to differences in the recognition of certain expenses between financial and federal tax reporting. As of December 31, 2003, approximately $2.6 million of the Company’s gross deferred tax assets, for which no tax benefits have been recognized, are attributable to stock option deductions. To the extent that such tax benefits are recognized in the future, the benefit would be credited directly to stockholder’s equity.

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

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generation of future taxable income during the periods in which temporary differences representing net future

GENAERA CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

deductible amounts become deductible. Due to the uncertainty of the Company’s ability to realize the benefit of the deferred tax asset, the deferred tax assets are fully offset by a valuation allowance at December 31, 2003 and 2002. The net change in the valuation allowance for deferred tax assets at December 31, 2003 and 2002 was an increase of $3,922,000 and $3,095,000, respectively. The expected tax benefit calculated using a federal statutory tax rate of 35% has been reduced to an actual benefit of zero due primarily to the aforementioned valuation allowance.

Significant components of the net deferred tax assets as of December 31, 2003 and 2002 consist of the following (in thousands):

	2003	2002
Deferred tax assets:
Net operating losses	$52,868	$46,116
Research credits	6,684	6,934
Capitalized research and development	25,904	27,860
Accrued expenses, reserves and other	436	870
Depreciation	—	61

Total gross deferred tax assets	85,892	81,841

Deferred tax liabilities:
Depreciation	(129)	—

Total gross deferred tax liabilities	(129)	—
	85,763	81,841
Valuation allowance	(85,763)	(81,841)

Deferred tax assets, net	$—	$—

NOTE 12. Collaborative Arrangements

In February 1997, the Company entered into a development, supply and distribution agreement in North America with GlaxoSmithKline for LOCILEX Cream (the “GlaxoSmithKline Agreement”). GlaxoSmithKline has paid the Company $10.0 million under this agreement. The Company had hoped to commercialize LOCILEX Cream in the near-term. However, with the FDA’s decision not to approve LOCILEX Cream, near-term commercialization will not occur, and the Company will generate no revenues from LOCILEX Cream in the near future. The GlaxoSmithKline Agreement also gives GlaxoSmithKline rights to terminate the arrangement, and, under certain conditions, the right to negotiate for rights to another Genaera product development candidate. GlaxoSmithKline remains the Company’s exclusive sales, marketing and distribution partner for the North American territory for LOCILEX Cream.

In May 2000, the Company entered into a research, development and commercialization collaboration agreement with Genentech Inc. related to the Company’s IL9 antibody development program and related respiratory technology (the “Genentech Agreement”), which replaced a December 1998 collaboration agreement. The Company and Genentech simultaneously executed a Stock Purchase Agreement (the “Stock Purchase Agreement”) pursuant to which the Company received from Genentech $5.0 million in exchange for the issuance of 1,085,973 shares of its common stock and $500,000 for the issuance of 500 shares of its Series A Preferred Stock. In November 2000, the Company issued 688 of its Series A Preferred Stock to Genentech for $688,000, which represented further development funding. In December 2000, Genentech provided notice to the Company of its election to terminate the Genentech Agreement. In April 2001, Genentech and the Company executed a settlement agreement pursuant to which all licensed technology under the Genentech Agreement was returned to the Company. At that time, $300,000 in development expenditures owed to the Company by Genentech was settled by the return to the Company and cancellation of 300 shares of the Series A Preferred Stock previously issued to Genentech. This $300,000 was accounted for as a reduction to research and development expenses for the year ended December 31, 2001.

In April 2001, the Company entered into a research collaboration and licensing agreement with MedImmune to develop and commercialize therapies related to the Company’s IL9 program. The companies also will collaborate on the creation of specific assays and respiratory disease models for use in assessing product candidates developed by MedImmune. MedImmune will be responsible for development, manufacturing, clinical testing, and marketing of any resulting product. MedImmune provided funding of $2.5 million for research and development activities at the

GENAERA CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company through April 2003 (the “R&D Funding”), which has been recognized by the Company as revenues on a straight-line basis over the two-year period. In addition to the R&D Funding, MedImmune will also reimburse the Company for certain external costs incurred by the Company in connection with the IL9 research plan, which will be recognized by the Company as revenues when the related expenses are incurred. For the years ended December 31, 2003, 2002, and 2001, the Company recognized $701,000, $1,517,000, and $1,038,000, respectively, as revenue related to this agreement, which approximated the Company’s costs to obtain that revenue, of which $331,000, $267,000, and $158,000, respectively, relates to external cost reimbursements. The Company could receive up to $55.0 million if future milestones are successfully achieved, plus royalties on any product resulting from this agreement.

In September 2001, the Company received a contingent award of up to $1.7 million from an affiliate of the Cystic Fibrosis Foundation (“CFF”) to support early clinical evaluation of LOMUCIN™ involving patients with cystic fibrosis. This award has been granted and shall be paid to the Company from time to time upon the achievement of certain development milestones. Of this grant, $296,000 and $125,000 was received as of December 31, 2003 and 2002, respectively, and was recorded as a long-term liability. The Company did not recognize these amounts as revenue as they are refundable to the CFF upon marketing approval by the FDA or if the Company elects not to enter Phase III clinical trials or to commercialize the product within two years of the satisfaction of development milestones. The CFF is also due a royalty on net sales of any resultant product up to 1% based upon the amount of funding ultimately provided by the CFF.

In February 2002, the Company received a Phase II Small Business Innovative Research program grant from the National Institutes of Health in the amount of $800,000 to support its aminosterol research program. The grant extends over the two-year period beginning in February 2002. The Company recognized $412,000 as revenue related to this grant for the year ended December 31, 2003.

NOTE 13. 401(k) Plan

The Company maintains a 401(k) retirement plan available to all full-time, eligible employees. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under federal tax regulations. The Company, at its discretion, may make certain contributions to the plan. No such Company contributions have been made during the years ended December 31, 2003, 2002 or 2001.

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

Cash equivalents and accounts payable are carried at amounts that reasonably approximate their fair values due to the short-term nature of these instruments.

NOTE 15. Commitments, Contingencies and Liquidity

Facility Lease

The Company has entered into an operating lease for its laboratory and corporate office facilities, which expires in December 2007. Minimum annual rent payments through 2007 are as follows (in thousands):

Year Ended December 31,
2004	371
2005	383
2006	397
2007	376

$1,527

GENAERA CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The lease provides for rent escalations relating to increases in the Consumer Price Index not to exceed 7% but no less than 3.5%. For the purposes of the above table, the Company has assumed a minimum lease payment escalation of 3.5% for all future periods after November 2004. Rent expense, which includes the cost of common area maintenance and other building operating expenses paid to the landlord, was $460,000, $425,000 and $362,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Equipment Leases and Maintenance Contracts

The Company has entered into multiple operating leases and maintenance contracts for its laboratory and corporate office equipment. Minimum annual lease payments through 2008 are as follows (in thousands):

Year Ended December 31,
2004	144
2005	68
2006	15
2007	3
2008	—

$230

Equipment rental expense was $181,000, $185,000, and $240,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Employment Agreements

The Company has employment agreements with certain officers and employees. Employees covered under employment contracts who are terminated “not for cause” are entitled to receive from the Company continuation of base pay and health benefits for a period of twelve months in the case of the President and Executive Vice Presidents or six months in the case of the Senior Vice Presidents. In either case, continuation of pay and heath benefits will cease upon the attainment of full time employment elsewhere.

Manufacturing

In January 1999 and prior, the Company entered into several agreements with Abbott Laboratories providing for the purchase of approximately $10.0 million of bulk drug substance to be used in the manufacturing process for LOCILEX Cream. As the FDA did not approve LOCILEX Cream, the Company renegotiated this agreement with Abbott in September 1999, paying Abbott $4.2 million at that time and receiving partial delivery of material. An additional $3.4 million was due to Abbott and payable if the Company receives in excess of $10.0 million of additional funds (as defined in the agreement) in any year beginning in 2000, in which case the Company must pay 15% of such excess over $10.0 million to Abbott. The Company recorded this conditional obligation as a liability in 1999 at its then present value. As a result of the Company’s financing activities during 2000 and 2001 and other cash inflows, $1,392,000 and $480,000 of this liability was payable and paid to Abbott on March 1, 2001 and 2002, respectively. No portion of the liability was payable to Abbott on March 1, 2003 as the Company did not receive in excess of $10.0 million of cash inflows during 2002. As a result of the Company’s financing activities during 2003 and other cash inflows, $966,000 of the remaining liability is due and payable to Abbott on March 1, 2004 and is included in short-term liabilities as of December 31, 2003. The remaining amount of $563,000 is included in long-term liabilities as of December 31, 2003.

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

GENAERA CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In January 2004, we completed the sale of 4,950,500 shares of our common stock for gross proceeds of approximately $20.0 million. We believe that the proceeds of this offering in addition to our current cash and investments at December 31, 2003, are sufficient to meet our research and development goals and sustain operations at least through 2004.

Litigation

On August 4, 2003, a lawsuit was filed against the Company by Perceptive Life Sciences Master Fund, LTD in the United States District Court for the Eastern District of Pennsylvania alleging the existence and subsequent breaches of certain contractual obligations by the Company in connection with its sale of shares of Series C Preferred Stock in May 2003. The plaintiff is seeking monetary damages from the Company or a judgment by the court that the Company should specifically perform the terms of an alleged agreement related to such sale. The Company believes that this lawsuit is without merit and intends to defend it vigorously. The Company does not believe that a loss from this matter is probable and therefore has not recognized a liability.

NOTE 16. Realignment of Operations

On August 14, 2002, the Company announced that it implemented a realignment of operations intended to focus resources on its most advanced product development programs and reduce expenses. Under the realignment plan, the Company reduced its headcount by approximately 35%, or 23 employees, primarily impacting unsupported preclinical research programs. All of the employees affected by the workforce reduction were offered severance and outplacement support. The Company recorded a nonrecurring charge of $506,000 in 2002, of which $498,000 and $8,000 are recorded in Research and Development Expense and General and Administrative Expense, respectively. As of December 31, 2003, the Company had paid $499,000 in cash severance and outplacement support against this accrual. The remaining accrual of $7,000 was reversed during 2003 because all cash severance and outplacement support payments had been satisfied.

On November 7, 2002, the Company announced a further realignment of operations in order to continue its cost containment efforts. Under this realignment plan, the Company reduced its headcount by approximately 32%, or 11 employees. All of the employees affected by the workforce reduction were offered severance and outplacement support. The Company recorded a nonrecurring charge of $317,000, of which $183,000 and $134,000 are recorded in Research and Development Expense and General and Administrative Expense, respectively. As of December 31, 2003, the Company had paid the entire $317,000 accrued for cash severance and outplacement support.

NOTE 17. Subsequent Events

On January 21, 2004, the Company sold 4,950,500 shares of its common stock, to four institutional investors in a private placement, at a purchase price of $4.04 per share for aggregate gross proceeds of approximately $20.0 million (net proceeds of $19.9 million). The share price was calculated based on a 10% discount to the five day moving average of the closing price of Genaera’s common stock on the Nasdaq SmallCap Market on January 20, 2004. In addition, an aggregate of 990,100 warrants to purchase 990,100 shares of the Company’s common stock were issued to the institutional investors. The warrants have an exercise price of $5.38 per share and expire on January 23, 2009.

NOTE 18. Quarterly Results (Unaudited)

The following tables contain selected unaudited Statement of Operations information for each quarter of the fiscal years ended December 31, 2003 and 2002 (in thousands, except per share amounts). The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

GENAERA CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Collaborative research agreement and grant revenues	$487	$389	$124	$113

Net loss	$(1,584)	$(1,402)	$(2,071)	$(4,336)

Net loss applicable to common stockholders	$(1,602)	$(1,523)	$(5,016)	$(4,336)

Net loss applicable to common stockholders per share—basic and diluted	$(.04)	$(.04)	$(.13)	$(.10)

Weighted average shares outstanding—basic and diluted	35,666	35,691	37,453	45,629

	Year Ended December 31, 2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Collaborative research agreement and grant revenues	$436	$417	$349	$315

Net loss	$(4,053)	$(3,313)	$(2,969)	$(1,821)

Net loss applicable to common stockholders	$(4,071)	$(3,330)	$(2,988)	$(1,840)

Net loss applicable to common stockholders per share—basic and diluted	$(.12)	$(.09)	$(.08)	$(.05)

Weighted average shares outstanding—basic and diluted	32,866	35,353	35,652	35,666