Form 10-Q
period 2004-03-31
GENAERA CORP
filed 2004-05-10
CIK 880431

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended March 31, 2004.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

The number of outstanding shares of the Registrant’s Common Stock, par value $.002 per share, on May 7, 2004 was 52,420,102.

GENAERA CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED March 31, 2004

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GENAERA CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts in thousands, except per share data)

	March 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$10,242	$6,625
Short-term investments	18,952	6,510
Prepaid expenses and other current assets	723	264

Total current assets	29,917	13,399
Fixed assets, net	1,003	1,095
Other assets	59	59

Total assets	$30,979	$14,553

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,571	$1,917
Accrued development expense – short-term (NOTE 8)	563	966

Total current liabilities	3,134	2,883

Accrued development expense - long-term (NOTE 8)	—	563
Other liabilities	578	485

Total liabilities	3,712	3,931

Commitments, contingencies and other matters (NOTE 8)

Stockholders’ equity (NOTE 3):
Preferred stock - $.001 par value per share; 9,211 shares authorized; none issued and outstanding at March 31, 2004 and December 31, 2003 (NOTE 4)	—	—
Common stock - $.002 par value per share; 75,000 shares authorized; 52,232 and 47,024 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	104	94
Additional paid-in capital	226,820	205,826
Accumulated other comprehensive income - unrealized gain on investments	4	—
Accumulated deficit	(199,661)	(195,298)

Total stockholders’ equity	27,267	10,622

Total liabilities and stockholders’ equity	$30,979	$14,553

See accompanying notes to financial statements.

GENAERA CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except per share data)

	Three Months Ended March 31,
	2004	2003
Collaborative research agreement and grant revenues	$136	$487

Costs and expenses:
Research and development	3,137	1,734
General and administrative	1,426	457

	4,563	2,191

Loss from operations	(4,427)	(1,704)
Interest income	65	24
Interest expense	(1)	(34)
Gain on sale of equipment	—	130

Net loss	(4,363)	(1,584)
Dividends on preferred stock	—	18

Net loss applicable to common stockholders	$(4,363)	$(1,602)

Net loss applicable to common stockholders per share — basic and diluted	$(0.09)	$(0.04)

Weighted average shares outstanding — basic and diluted	51,027	35,666

See accompanying notes to financial statements.

GENAERA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Three Months Ended March 31,
	2004	2003
Cash Flows From Operating Activities:
Net loss	$(4,363)	$(1,584)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	103	112
Amortization of investment discounts/premiums	(24)	(21)
Compensation expense on option grants and equity awards	272	21
Gain on sale of fixed assets	—	(130)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(459)	(178)
Accounts payable and accrued expenses	654	28
Accrued development expenses	(966)	—
Other liabilities	93	8

Net cash used in operating activities	(4,690)	(1,744)

Cash Flows From Investing Activities:
Purchase of investments	(19,914)	(5,785)
Proceeds from maturities of investments	7,500	6,550
Proceeds from sale of fixed assets	—	130
Capital expenditures	(11)	(21)

Net cash provided by (used in) investing activities	(12,425)	874

Cash Flows From Financing Activities:
Net proceeds from issuance of common stock	19,925	—
Proceeds from exercise of stock options and warrants	807	—

Net cash provided by financing activities	20,732	—

Net increase (decrease) in cash and cash equivalents	3,617	(870)
Cash and cash equivalents at beginning of period	6,625	1,368

Cash and cash equivalents at end of period	$10,242	$498

Supplemental Cash Flow Information:
Cash paid during the period for interest	$1	$34

See accompanying notes to financial statements.

GENAERA CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 1. Basis of Presentation, Reclassification and Stock-Based Compensation

The accompanying financial statements of Genaera Corporation (“Genaera” or the “Company”) are unaudited and have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial statements. The December 31, 2003 balance sheet was derived from audited financial statements, however, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules and regulations. The Company believes that the financial statements include all adjustments of a normal and recurring nature necessary to present fairly the results of operations, financial position, changes in stockholders’ equity and cash flows for the periods presented. Results of operations for interim periods are not necessarily indicative of those to be achieved for full fiscal years. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. There have been no material changes in accounting policies from those stated in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Certain prior year amounts have been reclassified to conform with the current year presentation.

The Company accounts for its fixed-plan stock options under the intrinsic-value-based method set forth by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations including Financial Accounting Standards Board (“FASB”) Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an Interpretation of APB No. 25, issued in March 2000. Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation. As allowed by SFAS 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS 123. The following table illustrates the effect on net loss applicable to common stockholders if the fair-value-based method had been applied to all outstanding and unvested stock-based awards for the three-month periods ended March 31, 2004 and 2003 (in thousands, except per share amounts).

	Three Months Ended March 31,
	2004	2003
Net loss applicable to common stockholders, as reported	$(4,363)	$(1,602)
Add: Stock-based employee compensation expense included in reported net loss applicable to common stockholders, net of related tax effects, if any	104	—
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all stock-based awards, net of related tax effects, if any	(383)	(314)

Pro forma net loss applicable to common stockholders	$(4,642)	$(1,916)

Net loss applicable to common stockholders per share – basic and diluted:
As reported	$(0.09)	$(0.04)

Pro forma	$(0.09)	$(0.05)

GENAERA CORPORATION

NOTES TO FINANCIAL STATEMENTS

The resulting effect on pro forma net loss applicable to common stockholders and pro forma net loss applicable to common stockholders per share disclosed above may not be representative of the effects on a pro forma basis in future years. There were no grants made during the three month period ended March 31, 2003. The fair value of each option grant for 2004 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

2004
Range of risk free interest rates	3.04% - 3.36%
Dividend yield	0%
Volatility factor	121%
Weighted average expected life of options (in years)	6.0
Weighted average fair value of options granted during the period	$3.72

On April 22, 2003, the FASB determined that stock-based compensation should be recognized as a cost in the financial statements and that such cost be measured according to the fair value of the stock options. In March 2004, the FASB issued a Proposed SFAS, Share-Based Payment, an amendment of FASB Statements Nos. 123 and 25 (“Exposure Draft”). The Exposure Draft would eliminate the ability to account for share-based compensation transactions using APB 25 and generally would require such transactions be accounted for using a fair-value-based method and the resulting cost recognized in the financial statements. The Company will continue to monitor developments related to the Exposure Draft in order to determine the impact on the Company’s financial statements.

NOTE 2. Note Payable

In June 2003, the Company’s note payable matured and was not refinanced. The Company used its collateralized cash to satisfy the outstanding balance of $2,500,000 plus $6,000 of accrued but unpaid interest through maturity.

NOTE 3. Stockholders’ Equity

The changes in stockholders’ equity from December 31, 2003 to March 31, 2004 are summarized as follows (in thousands):

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Number of shares	Amount
Balance at December 31, 2003	47,024	$94	$205,826	$—	$(195,298)	$10,622
Exercise of stock options and compensation expense on option grants and stock awards	258	—	1,079	—	—	1,079
Common stock issued pursuant to private placement	4,950	10	19,915	—	—	19,925
Comprehensive loss:
Net loss	—	—	—	—	(4,363)	(4,363)
Unrealized gain on investments	—	—	—	4	—	4

Total comprehensive loss	—	—	—	4	(4,363)	(4,359)

Balance at March 31, 2004	52,232	$104	$226,820	$4	$(199,661)	$27,267

NOTE 4. Preferred Stock

The Company’s certificate of incorporation provides the board of directors the power to issue shares of preferred stock without stockholder approval. This preferred stock could have voting rights, including

GENAERA CORPORATION

NOTES TO FINANCIAL STATEMENTS

voting rights that could be superior to that of the Company’s common stock, and the board of directors has the power to determine these voting rights. As of March 31, 2004, the Company’s board of directors has designated 80,000 shares of preferred stock as Series A redeemable convertible preferred stock (the “Series A Preferred Stock”), 10,000 shares of preferred stock as Series B convertible preferred stock (the “Series B Preferred Stock”) 2,500 shares of preferred stock as Series C-1 convertible preferred stock (the “Series C-1 Preferred Stock”) and 2,500 shares of preferred stock as Series C-2 convertible preferred stock (the “Series C-2 Preferred Stock”) (the Series C-1 Preferred Stock and the Series C-2 Preferred Stock collectively the “Series C Preferred Stock”). During 2003, each of the holders of Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock elected to convert all of their outstanding and issued convertible preferred stock into shares of the Company’s common stock. As a result of these transactions, there are no longer any shares of convertible preferred stock outstanding.

NOTE 5. Common Stock

On January 21, 2004, the Company sold 4,950,500 shares of its common stock to four institutional investors in a private placement at a purchase price of $4.04 per share. Net proceeds to the Company from the offering totaled $19,925,000 after offering costs of approximately $75,000. The share price was calculated based on a 10% discount to the five day moving average of the closing price of the Company’s common stock on the Nasdaq SmallCap Market on January 20, 2004. In addition, an aggregate of 990,100 warrants to purchase 990,100 shares of the Company’s common stock were issued to the institutional investors (See “NOTE 6. Common Stock Warrants”).

NOTE 6. Common Stock Warrants

In connection with its May 2003 private placement, the Company granted warrants to purchase 2,000,000 shares of its common stock at an exercise price of $1.37 per share. These warrants expire on May 23, 2008 and contain certain provisions in which the holder may elect to receive, without the payment by the holder of any additional consideration, the Company’s common stock equal to the value of the warrant, also known as net exercise provisions. Of this total, warrants to purchase 1.5 million shares are exercisable immediately. The remaining warrants to purchase 500,000 shares are generally exercisable after 18 months from issuance, or beginning on November 23, 2004, or prior to November 23, 2004 if the holder exercises the warrants on a net exercise basis. On August 26, 2003, Ziff Asset Management, L.P., exercised its warrant to purchase 600,000 shares of the Company’s common stock at an exercise price of $1.37 per share, pursuant to the warrant issued in connection with May 2003 private placement. Proceeds to the Company from the exercise of these warrants were approximately $822,000. On October 23, 2003, Biotechnology Value Fund LP and associated entities and Ziff Asset Management, L.P. exercised their warrants to purchase 1,200,000 shares of the Company’s common stock under the net exercise provisions of these warrants resulting in the issuance of 892,361 shares of common stock. As of March 31, 2004, 200,000 of such warrants are outstanding at an exercise price of $1.37 per share.

In connection with its January 21, 2004 private placement, the Company granted warrants to purchase 990,100 shares of its common stock. The warrants have an exercise price of $5.38 per share and expire on January 23, 2009. The exercise price and the number of shares that may be purchased upon exercise of the warrants may be adjusted from time to time as a result of stock dividend, split or subdivision of shares, as well as, a combination of shares or merger/consolidation.

GENAERA CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 7. Collaboration Agreements

In April 2001, the Company entered into a research collaboration and licensing agreement with MedImmune to develop and commercialize therapies related to the Company’s IL9 program. MedImmune provided funding of $2,500,000 for research and development activities at the Company through April 2003 (the “R&D Funding”), which had been recognized by the Company as revenues on a straight-line basis over the two-year period. In addition to the R&D Funding, MedImmune also will reimburse the Company for certain external costs incurred by the Company in connection with the IL9 research plan, which will be recognized by the Company as revenues when the related expenses are incurred. For the three-month period ended March 31, 2004, the Company recognized $133,000 as revenue related to the R&D Funding (none) and external cost reimbursements ($133,000). For the three-month periods ended March 31, 2003, the Company recognized $487,000 as revenue related to the R&D Funding ($308,000) and external cost reimbursements ($179,000).

In September 2001, the Company received a contingent award of up to $1.7 million from an affiliate of the Cystic Fibrosis Foundation (“CFF”) to support early clinical evaluation of LOMUCIN™ involving patients with cystic fibrosis. This award has been granted and shall be paid to the Company from time to time upon the achievement of certain development milestones. Of this grant, $513,000 was received as of March 31, 2004 and was recorded as a long-term liability. The Company did not recognize this amount as revenue as it is refundable to the CFF upon marketing approval by the FDA or if the Company elects not to enter Phase III clinical trials or to commercialize the product within two years of the satisfaction of development milestones. The CFF is also due a royalty on net sales of any resultant product up to 1% based upon the amount of funding ultimately provided by the CFF.

In February 2002, the Company received a Phase II Small Business Innovative Research program grant from the National Institutes of Health in the amount of $800,000 to support its aminosterol research program. The grant extended over a two-year period, which ended in February 2004. The company recognized no revenue related to this grant in the three-month period ended March 31, 2004.

NOTE 8. Commitments, Contingencies and Liquidity

Employment Agreements

The Company has employment agreements with certain officers and employees. Employees covered under employment contracts who are terminated “without cause” are entitled to receive from the Company continuation of base pay for a period of twelve months in the case of the President and Executive Vice Presidents or six months in the case of the Senior Vice Presidents. In either case, continuation of pay will cease upon the attainment of full time employment elsewhere.

On March 25, 2004, an executive ceased to be an employee of the Company. The Company recorded $351,000 of continuing compensation and stock compensation expense for the three-month period ended March 31, 2004.

Manufacturing Agreement

In January 1999 and prior, the Company entered into several agreements with Abbott Laboratories providing for the purchase of approximately $10.0 million of bulk drug substance to be used in the manufacturing process for LOCILEX Cream. As the FDA did not approve LOCILEX Cream, the Company renegotiated this agreement with Abbott in September 1999, paying Abbott $4.2 million at that time and receiving partial delivery of material. An additional $3.4 million was due to Abbott and payable

GENAERA CORPORATION

NOTES TO FINANCIAL STATEMENTS

if the Company received in excess of $10.0 million of additional funds (as defined in the agreement) in any year beginning in 2000, in which case the Company must pay 15% of such excess over $10.0 million to Abbott. The Company recorded this conditional obligation as a liability in 1999 at its then present value. As a result of the Company’s financing activities during 2000 and 2001 and other cash inflows, $1,392,000 and $480,000 of this liability was payable and paid to Abbott on March 1, 2001 and 2002, respectively. No portion of the liability was payable to Abbott on March 1, 2003, as the Company did not receive in excess of $10.0 million of cash inflows during 2002. As a result of the Company’s financing activities during 2003 and other cash inflows, $966,000 of the remaining liability was payable and paid to Abbott on March 1, 2004. The remaining amount of $563,000 is included in short-term liabilities as of March 31, 2004, as it is due and payable to Abbott on March 1, 2005 as a result of the Company’s financing activities during the three-month period ended March 31, 2004, and other cash inflows.

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

In January 2004, the Company completed the sale of 4,950,500 shares of its common stock for gross proceeds for approximately $20.0 million. The Company believes that the proceeds of this offering in addition to its current cash and investments as of March 31, 2004, are sufficient to meet its research and development goals and sustain operations at least through the first half of 2005.

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

We undertake no obligation (and expressly disclaim any such obligation) to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You are advised, however, to consult any further disclosures we make on related subjects in our filings with the United States Securities and Exchange Commission, all of which are available in the SEC EDGAR database at www.sec.gov and from us.

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

Research and Development Expenses

Research and development expenses include salaries, contractor fees, and facility costs. Research and development expenses consist of independent research and development contract costs, contract manufacturing costs and costs associated with collaborative research and development arrangements. In addition, we fund research and development at other research institutions under agreements that are generally cancelable. Research and development expenses also include external activities such as investigator-sponsored trials. All such costs are charged to research and development expense systematically as incurred, which may be measured by percentage of completion, contract milestones, patient enrollment or the passage of time. At the initiation of certain contracts, we must make an estimate as to the duration and expected completion date of the contract, which may require a change due to accelerations, delays or other adjustments to the contract period or work performed. Changes in these estimates could have a significant effect on the amount of research and development costs in a specific period.

Stock-Based Compensation

We account for stock-based employee compensation under the intrinsic value-based method set forth by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Effective January 1, 1996, we adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Stock or other equity-based compensation for non-employees must be accounted for under the fair value-based method as required by SFAS 123 and Emerging Issues Task Force (“EITF”) No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, and other related interpretations. Under this method, the equity-based instrument is valued at either the fair value of the consideration received or the equity instrument issued on the date of grant. The resulting compensation cost is recognized and charged to operations over the service period, which is usually the vesting period. Estimating the fair value of equity securities involves a number of judgments and variables that are subject to significant change. A change in the fair value estimate could have a significant effect on the amount of compensation cost.

Risk Factors Related to Our Business

Any investment in shares of our common stock involves a high degree of risk. You should carefully consider the following risk factors, together with the other information presented in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2003.

If we do not raise additional capital, we may not be able to continue our research and development programs and may never commercialize any products.

We maintained cash, cash equivalents and investments of $29.2 million at March 31, 2004. At March 31 2004, we had current liabilities of $3.1 million and long-term liabilities of $0.6 million. In January 2004, we completed the sale of 4,950,500 shares of our common stock and 990,100 common stock warrants for gross proceeds of $20.0 million. We believe these resources are sufficient to meet our research and development goals and sustain operations at least through the first half of 2005. However, we will need to raise substantial additional funds in the future to continue our research and development programs and to commercialize our potential products. If we are unable to raise additional funds, we may be unable to complete our development activities for any of our proposed products.

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

To date, we have engaged primarily in the research and development of drug candidates. We have not generated any revenues from product sales and have incurred losses in each year since our inception. As of March 31, 2004, we had an accumulated deficit of approximately $199.7 million.

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

If our common stock were delisted, our common stock would then be traded on an electronic bulletin board established for securities that are not included in Nasdaq or traded on a national securities exchange or in quotations published by the National Quotation Bureau, Inc. that are commonly referred to as the “pink sheets.” If this occurs, it could be difficult to sell our securities or obtain the same level of market information as to the price of our common stock as is currently available.

In addition, if our common stock were delisted, it would be subject to the so-called “penny stock” rules. The Securities and Exchange Commission has adopted regulations that define a “penny stock” to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions, such as any securities listed on a national securities exchange or quoted on the Nasdaq. For any transaction involving a “penny stock,” unless exempt, the rules impose additional sales practice requirements on broker-dealers, subject to certain exceptions.

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

Many companies are working to develop and market products intended for the additional disease areas being targeted by us, including cancer, age-related macular degeneration (“AMD”) and chronic obstructive respiratory diseases. A number of major pharmaceutical companies have significant franchises in these disease areas, and can be expected to invest heavily to protect their interests. With respect to cancer and AMD, anti-angiogenic agents are under development at a number of companies. In the respiratory field, other biopharmaceutical companies also have reported the discovery of genes relating to asthma and other respiratory diseases.

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

Third Party Intellectual Property Rights

We cannot be sure that our products do not infringe on the intellectual property rights of others, and we may have infringement claims asserted against us. These claims may harm our reputations, cost us money and prevent us from offering some products. Any claims or litigation in this area may be costly and result in large awards against us and, whether we ultimately win or lose, could be time consuming, may injure our reputation, may result in costly delays or may require us to enter into royalty or licensing agreements. If there is a successful claim of infringement against us or if we fail to develop non-infringing technology or license the proprietary rights on a timely basis, our ability to use certain technologies, products, services and brand names may be limited and our business may be harmed.

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

Certain of our exclusive rights to patents and patent applications are governed by contract. Generally, these contracts require that we undertake certain obligations including the payment of royalties on sales of any products that are covered by patent claims. If we do not meet those obligations, we may lose our patent rights. Additionally, some of these agreements also require that we develop the licensed technology or meet certain milestones within a given timeframe. If we do not adhere to an acceptable schedule of commercialization, we may lose our rights.

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

In July 1999, we received notification from the FDA that our New Drug Application, or NDA, for LOCILEX Cream had been deemed not approvable. LOCILEX Cream, a topical cream antibiotic for the treatment of infection in diabetic foot ulcers, had been our lead product development candidate. As a result of the FDA’s decision, near-term commercialization of LOCILEX Cream will not occur, and we will generate no revenues from LOCILEX Cream in the near future, if ever.

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

As of March 31, 2004, there were outstanding options to purchase an aggregate of approximately 3,852,000 shares of our common stock at prices ranging from $0.40 per share to $11.63 per share, of which options to purchase 2,280,000 shares were exercisable as of such date. As of March 31, 2004, there were outstanding warrants to purchase 1,407,266 shares of our common stock. Of this total, warrants to purchase 167,166 shares of our common stock are currently exercisable at $3.33 per share, subject to adjustment under the anti-dilution provisions of the warrants, and warrants to purchase 50,000 shares are currently exercisable at $3.79 per share. In May 2003, in connection with a private placement of our Series C convertible preferred stock, we issued warrants to purchase 2,000,000 shares of our common stock at an exercise price of $1.37 per share, of which 1,800,000 have been exercised and 200,000 are exercisable 18 months after issuance beginning on November 23, 2004 and may be exercised immediately if the holder elects to receive, without the payment by the holder of any additional consideration, a number of shares of our common stock equal to the value of the warrants, also known as net exercise provisions. In January 2004, in connection with a private placement of our common stock, we issued warrants to purchase 990,100 shares of our common stock at an exercise price of $5.38 per share. In connection with an April 2002 private placement of our common stock, we granted to the placement agent warrants to purchase 100,000 shares of our common stock at an exercise price of $2.75 per share. As of March 31, 2004, these warrants have not yet been issued.

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

Results of Operations

Revenues

We have received no revenues to date from product sales. Revenues recorded to date have consisted principally of revenues recognized under collaborations with third parties. In April 2001, we entered into a research collaboration and licensing agreement with MedImmune, Inc. to develop and commercialize therapies related to our IL9 program. MedImmune provided funding of $2.5 million, payable in eight equal quarterly installments through April 2003, plus funds external cost reimbursement for our research and development activities. For the three-month period ended March 31, 2004 and 2003, we recognized $133,000 and $487,000, respectively, in revenue related to this agreement, of which $133,000 and $179,000, respectively, related to external cost reimbursements.

In February 2002, the Company received a Phase II Small Business Innovation Research program grant from the National Institutes of Health in the amount of $800,000 to support our aminosterol research program. The grant extended over a two-year period and ended in February 2002. The Company recognized no revenue related to this grant in the three-month periods ended March 31, 2004 and 2003.

Research and Development Expenses

We recognized research and development expenses of $3.1 million and $1.7 million for the three-month periods ended March 31, 2004 and 2003, respectively. Research and development expenses consist principally of personnel costs, contract research, development and manufacturing costs and facility costs. Research and development expenses increased for the three-month period ended March 31, 2004, as compared to the same period in 2003, due to increased development efforts related to squalamine for the treatment of age related macular degeneration and resulting increases in non-clinical and clinical expenses including personnel and consulting expenses. The increase in expenses was partially offset by a decrease in expenses related to Phase I/II clinical trials. The level of research and development expenses in future periods will depend principally upon the progress of our research and development programs and our capital resources.

General and Administrative Expenses

We recognized general and administrative expenses of $1.4 million and $451,000 for the three-month periods ended March 31, 2004 and 2003, respectively. General and administrative expenses consist principally of personnel costs, professional fees and public company expenses. General and administrative expenses increased for the three-month period ended March 31, 2004, as compared to the same period in 2003, due principally to increases in personnel as a result of expanded development efforts, increased professional fees, charges related to stock compensation and a charge related to continuing compensation for a former executive.

Other Income and Expense

We recognized interest income of $65,000 and $24,000 for the three-month periods ended March 31, 2004 and 2003, respectively. We recognized interest expense of $1,000 and $34,000 for the three-month periods ended March 31, 2004 and 2003, respectively. Interest income is primarily comprised of income generated from cash and investments. Interest expense during the three-month period ended March 31, 2003 was primarily comprised of expense related to our indebtedness to a bank. Interest income for the three-month period ended March 31, 2004 increased, as compared to the same period in 2003, due to an increase in average investment balances. Interest expense for the three-month period ended March 31, 2004 decreased, as compared to the same period in 2003, as a result of the maturity and satisfaction of our indebtedness to a bank in June 2003. We recognized a gain on the sale of assets of $130,000 during the three-month period ended March 31, 2003, as a result of the sale of excess research equipment.

Financial Condition, Liquidity and Capital Resources

Cash, cash equivalents and short-term investments were $29.2 million at March 31, 2004 as compared to $13.1 million at December 31, 2003. The primary use of cash was to finance our research and development operations.

Current liabilities were $3.1 million and $2.9 million at March 31, 2004 and December 31, 2003, respectively. Current liabilities include $0.6 million due to Abbott Laboratories under our agreement with them. Long-term liabilities include $0.5 million received as a contingent award from the Cystic Fibrosis Foundation.

Our capital expenditure requirements will depend upon numerous factors, including the progress of our research and development programs, the time and cost required to obtain regulatory approvals, our ability to enter into additional collaborative arrangements, the demand for products based on our technology, if and when such products are approved, and possible acquisitions of products, technologies and companies. We had no significant commitments for capital expenditures as of March 31, 2004.

We regularly explore alternative means of financing our operations and seek funding through various sources, including public and private securities offerings, collaborative arrangements with third parties and other strategic alliances and business transactions. We currently do not have any commitments to obtain additional funds and may be unable to obtain sufficient funding in the future on acceptable terms, if at all. If we cannot obtain funding, we will need to delay, scale back or eliminate research and development programs or enter into collaborations with third parties to commercialize potential products or technologies that we might otherwise seek to develop or commercialize ourselves, or seek other arrangements. If we engage in collaborations, we will receive lower consideration upon commercialization of such products than if we had not entered into such arrangements, or if we entered into such arrangements at later stages in the product development process. Additional factors that may impact our ability to raise capital are described under “Risk Factors Related to Our Business”.

Contractual Cash Obligations

The table below sets forth our contractual cash obligations at March 31, 2004 (in thousands):

		Cash Payments Due by Period
Contractual Cash Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Abbott settlement	$563	$563	$—	$—	$—
Operating lease on building [1]	1,434	374	1,060	—	—
Operating leases and maintenance contracts on equipment	337	231	106	—	—
Clinical trial contracts	318	318	—	—	—
Research and development contracts	196	164	32	—	—
Manufacturing contracts	97	97	—	—	—

Total contractual cash obligations	$2,945	$1,747	$1,198	$—	$—

[1]	The lease provides for annual escalations relating to increases in the Consumer Price Index not to exceed 7% but no less than 3.5% beginning in December 2002. We have assumed an annual minimum lease payment escalation of 3.5% for the purposes of this table.

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

As of March 31, 2004, our portfolio investments consisted of $10.2 million in cash and cash equivalents and $19.0 million in U.S government debt instruments having a maturity of less than one year. Due to the nature of our investment portfolio, management believes that a sudden change in interest rates would not have a material effect on the value of the portfolio. Management estimates that if the average annualized yield of our investments had decreased by 100 basis points, our interest income for the three-month period ended March 31, 2004 would have decreased by approximately $65,000. This estimate assumes that the decrease occurred on the first day of 2004 and reduced the annualized yield of each investment instrument by 100 basis points. Correspondingly, if the average annualized yield of our investments had increased by 100 basis points, our interest income for the three-month period ended March 31, 2004 would have increased by $77,000. This estimate assumes that the increase occurred on the first day of 2004 and increased the annualized yield of each investment instrument by 100 basis points. The impact on our future interest income will depend largely on the gross amount of our investment portfolio.

We do not currently have any significant direct foreign currency exchange rate risk.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures: For the quarterly period ended March 31, 2004 we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer (the principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that, as of March 31, 2004, our disclosure controls and procedures provided reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

(b) Internal control over financial reporting: No change in our internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

In January 2004, the Company sold 4,950,500 shares of its common stock to four institutional investors in a private placement at a purchase price of $4.04 per share. Net proceeds to the Company from the offering totaled $19,925,000 after offering costs of approximately $75,000. The share price was calculated based on a 10% discount to the five day moving average of the closing price of the Company’s common stock on the Nasdaq SmallCap Market on January 20, 2004. In addition, an aggregate of 990,100 warrants to purchase 990,100 shares of the Company’s common stock were issued to the institutional investors. The warrants have an exercise price of $5.38 and expire on January 23, 2009. The exercise price and the number of shares that may be purchased upon exercise of the warrants may be adjusted from time to time as a result of stock dividend, split or subdivision of shares, as well as, a combination of shares or merger/consolidation. The shares and warrants for shares were sold pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-73798), and the proceeds form such sale are being used for working capital and general corporate purposes.

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

We filed a Current Report on Form 8-K on January 13, 2004 incorporating a press release regarding the election of Osagie O. Imasogie to our Board of Directors.

We filed a Current Report on Form 8-K on January 22, 2004 incorporating a press release regarding the closing of the sale, to four institutional investors in a registered direct offering, of 4,950,500 shares of its common stock at a purchase price of $4.04 per share, for aggregate gross proceeds of approximately $20 million and the issuance of an aggregate of 990,100 warrants, with an exercise price of $5.38 per share, to purchase 990,100 shares of commons stock to the same institutional investors.

We filed a Current Report on Form 8-K on March 26, 2004 incorporating a press release regarding the financial results for the year and quarter ended December 31, 2003.

We filed a Current Report on Form 8-K on March 26, 2004 incorporating a press release regarding appointment of Roger Vogel, M.D. as Acting Chief Medical Officer and the announcement that Kenneth Holroyd, MD, MBA, has stepped down as Chief Operating Officer and Executive Vice President of Genaera to pursue other interests.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENAERA CORPORATION

Date: May 10, 2004	By:	/s/ John A. Skolas
John A. Skolas
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002