Form 10-Q
period 2004-06-30
GENAERA CORP
filed 2004-08-02
CIK 880431

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended June 30, 2004.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

The number of outstanding shares of the Registrant’s Common Stock, par value $.002 per share, on July 29, 2004 was 52,594,727.

GENAERA CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2004

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GENAERA CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts in thousands, except per share data)

	June 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$12,309	$6,625
Short-term investments	12,962	6,510
Prepaid expenses and other current assets	614	264

Total current assets	25,885	13,399

Fixed assets, net	840	1,095
Other assets	59	59

Total assets	$26,784	$14,553

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,498	$1,917
Accrued development expense – short-term (NOTE 8)	563	966

Total current liabilities	2,061	2,883

Accrued development expense - long-term (NOTE 8)	—	563
Other liabilities	579	485

Total liabilities	2,640	3,931

Commitments, contingencies and other matters (NOTE 8)

Stockholders’ equity (NOTE 3):
Preferred stock - $.001 par value per share; 9,211 shares authorized; none issued and outstanding at June 30, 2004 and December 31, 2003 (NOTE 4)	—	—
Common stock - $.002 par value per share; 75,000 shares authorized; 52,529 and 47,024 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	105	94
Additional paid-in capital	227,670	205,826
Accumulated other comprehensive income - unrealized loss on investments	(13)	—
Accumulated deficit	(203,618)	(195,298)

Total stockholders’ equity	24,144	10,622

Total liabilities and stockholders’ equity	$26,784	$14,553

See accompanying notes to consolidated financial statements.

GENAERA CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Collaborative research agreement and grant revenues	$36	$389	$172	$876

Costs and expenses:
Research and development	3,015	1,179	6,151	2,816
General and administrative	926	678	2,354	1,232

	3,941	1,857	8,505	4,048

Loss from operations	(3,905)	(1,468)	(8,333)	(3,172)
Interest income	67	22	132	46
Interest expense	(1)	(30)	(1)	(64)
Gain (loss) on sale of equipment	(118)	74	(118)	204

Net loss	(3,957)	(1,402)	(8,320)	(2,986)
Dividends on preferred stock, including amount attributable to a beneficial conversion feature of $105 for the three and six months ended June 30, 2003	—	121	—	139

Net loss applicable to common stockholders	$(3,957)	$(1,523)	$(8,320)	$(3,125)

Net loss applicable to common stockholders per share — basic and diluted	$(0.08)	$(0.04)	$(0.16)	$(0.09)

Weighted average shares outstanding — basic and diluted	52,396	35,691	51,711	35,679

See accompanying notes to consolidated financial statements.

GENAERA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Six Months Ended June 30,
	2004	2003
Cash Flows From Operating Activities:
Net loss	$(8,320)	$(2,986)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	190	266
Amortization of investment discounts/premiums	(51)	(41)
Compensation expense on option grants and equity awards	387	74
(Gain) loss on sale of fixed assets	118	(204)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(350)	(244)
Accounts payable and accrued expenses	(419)	(102)
Accrued development expenses	(966)	—
Other liabilities	94	135

Net cash used in operating activities	(9,317)	(3,102)

Cash Flows From Investing Activities:
Purchase of investments	(19,914)	(13,258)
Proceeds from maturities of investments	13,500	14,350
Proceeds from sale of fixed assets	—	204
Capital expenditures	(53)	(21)

Net cash provided by (used in) investing activities	(6,467)	1,275

Cash Flows From Financing Activities:
Payment on note payable	—	(2,500)
Net proceeds from issuance of common stock	19,930	—
Proceeds from exercise of stock options and warrants	1,538	1
Proceeds from issuance of Series C-1 and C-2 convertible preferred stock	—	4,922

Net cash provided by financing activities	21,468	2,423

Net increase in cash and cash equivalents	5,684	596
Cash and cash equivalents at beginning of period	6,625	1,368

Cash and cash equivalents at end of period	$12,309	$1,964

Supplemental Cash Flow Information:
Cash paid during the period for interest	$1	$75

Supplemental Schedule of Non-Cash Investing & Financing Activities
Conversion of Series A redeemable convertible preferred stock into common stock	$—	$1,151

Issuance of warrants in connection with issuance of Series C-1 and C-2 convertible preferred stock	$—	$1,200

See accompanying notes to consolidated financial statements.

GENAERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company accounts for its fixed-plan stock options under the intrinsic-value-based method set forth by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations including Financial Accounting Standards Board (“FASB”) Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an Interpretation of APB No. 25, issued in March 2000. Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation. As allowed by SFAS 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS 123. The following table illustrates the effect on net loss applicable to common stockholders if the fair-value-based method had been applied to all outstanding and unvested stock-based awards for the three- and six-month periods ended June 30, 2004 and 2003 (in thousands, except per share amounts).

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss applicable to common stockholders, as reported	$(3,957)	$(1,523)	$(8,320)	$(3,125)
Add: Stock-based employee compensation expense included in reported net loss applicable to common stockholders, net of related tax effects, if any	—	—	104	—
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all stock- based awards, net of related tax effects, if any	(436)	(289)	(819)	(603)

Pro forma net loss applicable to common stockholders	$(4,393)	$(1,812)	$(9,035)	$(3,728)

Net loss applicable to common stockholders per share – basic and diluted:
As reported	$(0.08)	$(0.04)	$(0.16)	$(0.09)

Pro forma	$(0.08)	$(0.05)	$(0.17)	$(0.10)

GENAERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

2004
Range of risk free interest rates	3.04% - 3.96%
Dividend yield	0%
Volatility factor	121%
Weighted average expected life of options (in years)	6.0
Weighted average fair value of options granted during the period	$3.51

On April 22, 2003, the FASB determined that stock-based compensation should be recognized as a cost in the financial statements and that such cost be measured according to the fair value of the stock options. In March 2004, the FASB issued a Proposed SFAS, Share-Based Payment, an amendment of FASB Statements Nos. 123 and 25 (“Exposure Draft”). The Exposure Draft would eliminate the ability to account for share-based compensation transactions using APB 25, as the Company currently does, and generally would require such transactions be accounted for using a fair-value-based method and the resulting cost recognized in the financial statements. The Company will continue to monitor developments related to the Exposure Draft in order to determine the impact on the Company’s financial statements.

NOTE 2. Note Payable

In June 2003, the Company’s note payable matured and was not refinanced. The Company used its collateralized cash to satisfy the outstanding balance of $2,500,000, plus $6,000 of accrued but unpaid interest through maturity.

NOTE 3. Stockholders’ Equity

The changes in stockholders’ equity from December 31, 2003 to June 30, 2004 are summarized as follows (in thousands):

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stock-holders’ Equity
	Number of Shares	Amount
Balance at December 31, 2003	47,024	$94	$205,826	$—	$(195,298)	$10,622
Exercise of stock options and compensation expense on option grants and stock awards	555	1	1,924	—	—	1,925
Common stock issued pursuant to private placement	4,950	10	19,920	—	—	19,930

Comprehensive loss:
Net loss	—	—	—	—	(8,320)	(8,320)
Unrealized gain on investments	—	—	—	(13)	—	(13)

Total comprehensive loss	—	—	—	(13)	(8,320)	(8,333)

Balance at June 30, 2004	52,529	$105	$227,670	$(13)	$(203,618)	$24,144

GENAERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. Preferred Stock

The Company’s certificate of incorporation provides the board of directors the power to issue shares of preferred stock without stockholder approval. This preferred stock could have voting rights, including voting rights that could be superior to that of the Company’s common stock, and the board of directors has the power to determine these voting rights. As of June 30, 2004, the Company’s board of directors has designated 80,000 shares of preferred stock as Series A redeemable convertible preferred stock (the “Series A Preferred Stock”), 10,000 shares of preferred stock as Series B convertible preferred stock (the “Series B Preferred Stock”), 2,500 shares of preferred stock as Series C-1 convertible preferred stock (the “Series C-1 Preferred Stock”), and 2,500 shares of preferred stock as Series C-2 convertible preferred stock (the “Series C-2 Preferred Stock”) (the Series C-1 Preferred Stock and the Series C-2 Preferred Stock collectively the “Series C Preferred Stock”). During 2003, each of the holders of Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock elected to convert all of their outstanding and issued convertible preferred stock into shares of the Company’s common stock. As a result of these transactions, there are no longer any shares of convertible preferred stock outstanding.

NOTE 5. Common Stock

On January 21, 2004, the Company sold 4,950,500 shares of its common stock to four institutional investors in a private placement at a purchase price of $4.04 per share. Net proceeds to the Company from the offering totaled $19,930,000 after offering costs of approximately $70,000. The share price was calculated based on a 10% discount to the five day moving average of the closing price of the Company’s common stock on the Nasdaq SmallCap Market on January 20, 2004. In addition, an aggregate of 990,100 warrants to purchase 990,100 shares of the Company’s common stock were issued to the institutional investors (See “NOTE 6. Common Stock Warrants”).

NOTE 6. Common Stock Warrants

In connection with its May 2003 private placement, the Company granted warrants to purchase 2,000,000 shares of its common stock at an exercise price of $1.37 per share. These warrants expire on May 23, 2008 and contain certain provisions in which the holder may elect to receive, without the payment by the holder of any additional consideration, the Company’s common stock equal to the value of the warrant, also known as net exercise provisions. Of this total, warrants to purchase 1.5 million shares are exercisable immediately. The remaining warrants to purchase 500,000 shares are generally exercisable after 18 months from issuance, or beginning on November 23, 2004, or prior to November 23, 2004 if the holder exercises the warrants on a net exercise basis. On August 26, 2003, Ziff Asset Management, L.P., exercised its warrant to purchase 600,000 shares of the Company’s common stock at an exercise price of $1.37 per share, pursuant to the warrant issued in connection with the May 2003 private placement. Proceeds to the Company from the exercise of these warrants were approximately $822,000. On October 23, 2003, Biotechnology Value Fund LP and associated entities and Ziff Asset Management, L.P. exercised their warrants to purchase 1,200,000 shares of the Company’s common stock under the net exercise provisions of these warrants resulting in the issuance of 892,361 shares of common stock. As of June 30, 2004, 200,000 of such warrants are outstanding at an exercise price of $1.37 per share.

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

GENAERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. Collaboration Agreements

In April 2001, the Company entered into a research collaboration and licensing agreement with MedImmune to develop and commercialize therapies related to the Company’s IL9 program. MedImmune provided funding of $2,500,000 for research and development activities at the Company through April 2003 (the “R&D Funding”), which had been recognized by the Company as revenues on a straight-line basis over the two-year period. In addition to the R&D Funding, MedImmune also will reimburse the Company for certain external costs incurred by the Company in connection with the IL9 research plan, which will be recognized by the Company as revenues when the related expenses are incurred. For the three- and six-month periods ended June 30, 2004, the Company recognized $16,000 and $149,000 as revenue related to the R&D Funding (none) and external cost reimbursements ($16,000 and $149,000), respectively. For the three- and six-month periods ended June 30, 2003, the Company recognized $161,000 and $648,000 as revenue related to the R&D Funding ($62,000 and $370,000) and external cost reimbursements ($99,000 and $278,000), respectively.

In September 2001, the Company received a contingent award of up to $1.7 million from an affiliate of the Cystic Fibrosis Foundation, Cystic Fibrosis Foundation Therapeutics (“CFFT”), to support early clinical evaluation of LOMUCIN™ involving patients with cystic fibrosis. This award has been granted and shall be paid to the Company from time to time upon the achievement of certain development milestones. Of this grant, $513,000 had been received as of June 30, 2004 and was recorded as a long-term liability. The Company did not recognize this amount as revenue as it is refundable to the CFFT upon marketing approval by the FDA or if the Company elects not to enter Phase III clinical trials or to commercialize the product within two years of the satisfaction of development milestones. CFFT is also due a royalty on net sales of any resultant product up to 1% based upon the amount of funding ultimately provided by CFFT.

In February 2002, the Company received a Phase II Small Business Innovative Research program grant from the National Institutes of Health in the amount of $800,000 to support its aminosterol research program. The grant extended over a two-year period, which ended in February 2004. The company recognized no revenue related to this grant in the three- and six-month periods ended June 30, 2004.

NOTE 8. Commitments, Contingencies and Liquidity

Employment Agreements

The Company has employment agreements with certain officers and employees. Employees covered under employment contracts who are terminated “without cause” are entitled to receive from the Company continuation of base pay for periods ranging from six months to twelve months. Continuation of pay for officers other than the President, whose severance is to be paid in a lump sum, will cease upon the attainment of full time employment elsewhere.

On March 25, 2004, an executive ceased to be an employee of the Company. The Company recorded $351,000 of continuing compensation and stock compensation expense for the six-month period ended June 30, 2004.

GENAERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Manufacturing Agreement

In January 1999 and prior, the Company entered into several agreements with Abbott Laboratories providing for the purchase of approximately $10.0 million of bulk drug substance to be used in the manufacturing process for LOCILEX Cream. As the FDA did not approve LOCILEX Cream, the Company renegotiated this agreement with Abbott in September 1999, paying Abbott $4.2 million at that time and receiving partial delivery of material. An additional $3.4 million was due to Abbott and payable if the Company received in excess of $10.0 million of additional funds (as defined in the agreement) in any year beginning in 2000, in which case the Company must pay 15% of such excess over $10.0 million to Abbott. The Company recorded this conditional obligation as a liability in 1999 at its then present value. As a result of the Company’s financing activities during 2000 and 2001 and other cash inflows, $1,392,000 and $480,000 of this liability was payable and paid to Abbott on March 1, 2001 and 2002, respectively. No portion of the liability was payable to Abbott on March 1, 2003, as the Company did not receive in excess of $10.0 million of cash inflows during 2002. As a result of the Company’s financing activities during 2003 and other cash inflows, $966,000 of the remaining liability was payable and paid to Abbott on March 1, 2004. The remaining amount of $563,000 is included in short-term liabilities as of June 30, 2004, as it is due and payable to Abbott on March 1, 2005 as a result of the Company’s financing activities during the six month period ended June 30, 2004.

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

In January 2004, the Company completed the sale of 4,950,500 shares of its common stock for gross proceeds for approximately $20.0 million. The Company believes that the proceeds of this offering in addition to its current cash and investments as of June 30, 2004, are sufficient to meet its research and development goals and sustain operations at least through the first half of 2005.

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

Research and Development Expenses

Research and development expenses include salaries, contractor fees, facility costs, and external activities. Research and development expenses consist of independent research and development contract costs, contract manufacturing costs and costs associated with collaborative research and development arrangements. In addition, we fund research and development at other research institutions under agreements that are generally cancelable. All such costs are charged to research and development expense systematically as incurred, which may be measured by percentage of completion, contract milestones, patient enrollment or the passage of time. At the initiation of certain contracts, we must make an estimate as to the duration and expected completion date of the contract, which may require a change due to accelerations, delays or other adjustments to the contract period or work performed. Changes in these estimates could have a significant effect on the amount of research and development costs in a specific period.

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

We maintained cash, cash equivalents and investments of $25.3 million at June 30, 2004. At June 30, 2004, we had current liabilities of $2.1 million and long-term liabilities of $0.6 million. In January 2004, we completed the sale of 4,950,500 shares of our common stock and 990,100 common stock warrants for gross proceeds of $20.0 million. We believe these resources are sufficient to meet our research and development goals and sustain operations at least through the first half of 2005. However, we will need to raise substantial additional funds in the future to continue our research and development programs and to commercialize our potential products. If we are unable to raise additional funds, we may be unable to complete our development activities for any of our proposed products.

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

To date, we have engaged primarily in the research and development of drug candidates. We have not generated any revenues from product sales and have incurred losses in each year since our inception. As of June 30, 2004, we had an accumulated deficit of approximately $203.6 million.

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

We do not have our own sales and marketing staff. In order to successfully develop and market our future products, we must develop this infrastructure with inherent risks or enter into marketing and distribution arrangements with third parties. We also expect to delegate the responsibility for all, or a significant portion, of the development and regulatory approval for certain products to third parties. If these parties do not develop an approvable or marketable product or do not market a product successfully, we may never generate revenue or become profitable. Additionally, we may be unable to enter into successful arrangements with other parties for such products.

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

As of June 30, 2004, there were outstanding options to purchase an aggregate of approximately 3,445,000 shares of our common stock at prices ranging from $0.40 per share to $11.63 per share, of which options to purchase 1,793,000 shares were exercisable as of such date. As of June 30, 2004, there were outstanding warrants to purchase 1,407,266 shares of our common stock. Of this total, warrants to purchase 167,166 shares of our common stock are currently exercisable at $3.33 per share, subject to adjustment under the anti-dilution provisions of the warrants, and warrants to purchase 50,000 shares are currently exercisable at $3.79 per share. In May 2003, in connection with a private placement of our Series C convertible preferred stock, we issued warrants to purchase 2,000,000 shares of our common stock at an exercise price of $1.37 per share, of which 1,800,000 have been exercised and 200,000 are exercisable 18 months after issuance beginning on November 23, 2004 and may be exercised immediately if the holder elects to receive, without the payment by the holder of any additional consideration, a number of shares of our common stock equal to the value of the warrants, also known as net exercise provisions. In January 2004, in connection with a private placement of our common stock, we issued warrants to purchase 990,100 shares of our common stock at an exercise price of $5.38 per share. In connection with an April 2002 private placement of our common stock, we granted to the placement agent warrants to purchase 100,000 shares of our common stock at an exercise price of $2.75 per share. As of June 30, 2004, these warrants have not yet been issued.

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

Results of Operations

Revenues

We have received no revenues to date from product sales. Revenues recorded to date have consisted principally of revenues recognized under collaborations with third parties. In April 2001, we entered into a research collaboration and licensing agreement with MedImmune, Inc. to develop and commercialize therapies related to our IL9 program. MedImmune provided funding of $2.5 million, payable in eight equal quarterly installments through April 2003, plus funds external cost reimbursement for our research and development activities. For the three- and six-month periods ended June 30, 2004, we recognized $16,000 and $149,000 as revenue related to the contractual research and development funding (none) and external cost reimbursements ($16,000 and $149,000), respectively. For the three- and six-month periods ended June 30, 2003, we recognized $161,000 and $648,000 as revenue related to the contractual research and development funding ($62,000 and $370,000) and external cost reimbursements ($99,000 and $278,000), respectively.

In February 2002, the Company received a Phase II Small Business Innovation Research program grant from the National Institutes of Health in the amount of $800,000 to support our aminosterol research program. The grant extended over a two-year period and ended in February 2004. The Company recognized no revenue related to this grant in the three- and six-month periods ended June 30, 2004. We recognized $228,000 in relation to this grant for the three- and six-month periods ended June 30, 2003.

Research and Development Expenses

We recognized research and development expenses of $3.0 million and $1.2 million for the three- month periods ended June 30, 2004 and 2003, respectively. We recognized research and development expenses of $6.2 million and $2.8 million for the six-month periods ended June 30, 2004 and 2003, respectively. Research and development expenses consist principally of personnel costs, contract research, development and manufacturing costs and facility costs. Research and development expenses increased for the three- and six- month periods ended June 30, 2004, as compared to the same period in 2003, due to increased development efforts related to squalamine for the treatment of age related macular degeneration and resulting increases in non-clinical and clinical expenses including personnel and consulting expenses. The level of research and development expenses in future periods will depend principally upon the progress of our research and development programs and our capital resources.

General and Administrative Expenses

We recognized general and administrative expenses of $926,000 and $678,000 for the three-month periods ended June 30, 2004 and 2003, respectively. We recognized general and administrative expenses of $2.4 million and $1.2 million for the six-month periods ended June 30, 2004 and 2003, respectively. General and administrative expenses consist principally of personnel costs, professional fees and public company expenses. General and administrative expenses increased for the three- and six-month periods ended June 30, 2004, as compared to the same period in 2003, due principally to increases in personnel as a result of expanded development efforts, increased professional fees partially due to maintaining compliance with the Sarbanes-Oxley Act of 2002, and charges related to stock compensation.

Other Income and Expense

We recognized interest income of $67,000 and $22,000 for the three-month periods ended June 30, 2004 and 2003, respectively. We recognized interest expense of $1,000 and $30,000 for the three-month periods ended June 30, 2004 and 2003, respectively. We recognized interest income of $132,000 and $46,000 for the six-month periods ended June 30, 2004 and 2003, respectively. We recognized interest expense of $1,000 and $64,000 for the six-month periods ended June 30, 2004 and 2003, respectively. Interest income is primarily comprised of income generated from cash and investments. Interest expense during the six-month period ended June 30, 2003 was primarily comprised of expense related to our indebtedness to a bank. Interest income for the three- and six-month periods ended June 30, 2004 increased, as compared to the same period in 2003, due to an increase in average investment balances. Interest expense for the three- and six-month periods ended June 30, 2004 decreased, as compared to the same period in 2003, as a result of the maturity and satisfaction of our indebtedness to a bank in June 2003. We recognized a loss on the write-off of fixed assets of $118,000 during the three-month period ended June 30, 2004 and a gain on the sale of assets of $204,000 during the six-month period ended June 30, 2003, as a result of the sale of excess research equipment.

Financial Condition, Liquidity and Capital Resources

Cash, cash equivalents and short-term investments were $25.3 million at June 30, 2004 as compared to $13.1 million at December 31, 2003. The primary use of cash was to finance our research and development operations.

Current liabilities were $2.1 million and $2.9 million at June 30, 2004 and December 31, 2003, respectively. Current liabilities include $0.6 million due to Abbott Laboratories under our agreement with them. Long-term liabilities include $0.5 million received as a contingent award from an affiliate of the Cystic Fibrosis Foundation, Cystic Fibrosis Foundation Therapeutics.

Our capital expenditure requirements will depend upon numerous factors, including the progress of our research and development programs, the time and cost required to obtain regulatory approvals, our ability to enter into additional collaborative arrangements, the demand for products based on our technology, if and when such products are approved, and possible acquisitions of products, technologies and companies. We had no significant commitments for capital expenditures as of June 30, 2004.

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

Contractual Cash Obligations

The table below sets forth our contractual cash obligations at June 30, 2004 (in thousands):

		Cash Payments Due by Period
Contractual Cash Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Abbott settlement	$563	$563	$—	$—	$—
Operating lease on building[1]	1,342	377	965	—	—
Manufacturing contracts	366	366	—	—	—
Operating leases and maintenance contracts on equipment	273	182	91	—	—
Clinical trial contracts	250	250	—	—	—
Research and development contracts	157	125	32	—	—

Total contractual cash obligations	$2,951	$1,863	$1,088	$—	$—

[1]	The lease provides for annual escalations relating to increases in the Consumer Price Index not to exceed 7% but no less than 3.5% beginning in December 2002. We have assumed an annual minimum lease payment escalation of 3.5% for the purposes of this table.

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

As of June 30, 2004, our portfolio investments consisted of $12.3 million in cash and cash equivalents and $13.0 million in U.S government debt instruments having a maturity of less than one year. Due to the nature of our investment portfolio, management believes that a sudden change in interest rates would not have a material effect on the value of the portfolio. Management estimates that if the average annualized yield of our investments had decreased by 100 basis points, our interest income for the six-month period ended June 30, 2004 would have decreased by approximately $132,000. This estimate assumes that the decrease occurred on the first day of 2004 and reduced the annualized yield of each investment instrument by 100 basis points. Correspondingly, if the average annualized yield of our investments had increased by 100 basis points, our interest income for the six-month period ended June 30, 2004 would have increased by $143,000. This estimate assumes that the increase occurred on the first day of 2004 and increased the annualized yield of each investment instrument by 100 basis points. The impact on our future interest income will depend largely on the gross amount of our investment portfolio.

We do not currently have any significant direct foreign currency exchange rate risk.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures: For the quarterly period ended June 30, 2004 we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer (the principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that, as of June 30, 2004, our disclosure controls and procedures provided reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

(b) Internal control over financial reporting: No change in our internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 11, 2004, we held our Annual Meeting of Shareholders. Proxies were solicited for the Annual Meeting pursuant to Regulation 14 of the Securities Exchange Act of 1934. At the Annual Meeting, the shareholders elected six directors for one-year terms, approved a potential amendment to our Second Restated Certificate of Incorporation and ratified the appointment of our independent accountants.

(a) In the election of directors, the number of shares voted was as follows:

	Votes For	Votes Withheld
R. Frank Ecock	45,436,586	337,384
Zola P. Horovitz, Ph.D.	45,002,463	771,507
Osagie O. Imasogie	45,188,136	585,834
Roy C. Levitt, M.D.	45,429,734	344,236
Robert F. Shapiro	44,982,140	791,830
James B. Wyngaarden, M.D.	45,429,774	344,196

(b)	In the ratification of the appointment of KPMG LLP as independent accountants for the fiscal year ending December 31, 2004, the number of shares voted was as follows:

For	Against	Withheld
45,306,684	387,442	79,844

(c)	In the approval of the adoption of the Company’s 2004 Stock-Based Incentive Plan, the number of shares voted was as follows:

For	Against	Withheld
10,581,889	2,439,593	253,132

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

10.1	2004 Stock-Based Incentive Plan

10.2	Employment Agreement with Roy C. Levitt, M.D.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

We filed a Current Report on Form 8-K on April 8, 2004 incorporating a press release regarding the issuance by the United States Patent and Trademark Office of patent number 6,716,603, entitled “Nucleic Acids Encoding a Chloride Channel Protein” covering the composition of matter of the gene for the human calcium-activated chloride channel (hCLCA1) and methods for producing the encoded protein which is believed to be important as a mucoregulator target in a variety of important medical conditions.

We filed a Current Report on Form 8-K on April 23, 2004 incorporating a press release regarding the announcement that the U.S. Food and Drug Administration has cleared the Company’s investigational new drug application for its systemically administered anti-angiogenic drug, squalamine. The Company also announced that it plans to begin Phase II trials in age-related macular degeneration this quarter. The Phase II trials will run concurrently with the start of Phase III trials in AMD in early 2005.

We filed a Current Report on Form 8-K on April 26, 2004 incorporating a press release regarding the appointment of ten world-renowned ophthalmic and retinal specialists to our Ophthalmic Advisory Board.

We filed a Current Report on Form 8-K on May 7, 2004 incorporating a press release regarding the opening of enrollment for the first U.S. Phase II clinical trial of its systemically administered anti-angiogenic drug, squalamine, for the treatment of the “wet” age-related macular degeneration.

We filed a Current Report on Form 8-K on May 11, 2004 incorporating a press release regarding the financial results for the quarter ended March 31, 2004.

We filed a Current Report on Form 8-K on May 14, 2004 incorporating a press release regarding the results of the matters voted upon by stockholders at its Annual Meeting held on May 11, 2004.

We filed a Current Report on Form 8-K on May 20, 2004 incorporating a press release regarding the issuance by the United States Patent and Trademark Office of patent number 6,737,427 entitled “Mucin Synthesis Inhibitors,” covering the use of LOMUCIN™ (talniflumate) and certain 2-aminophenyl acetic acid compounds to treat diseases characterized by mucin production.

We filed a Current Report on Form 8-K on June 9, 2004 incorporating a press release regarding updated interim safety and efficacy results for its anti-angiogenic drug, squalamine, in its Phase IIB non-small cell lung cancer clinical trial.

We filed a Current Report on Form 8-K on June 17, 2004 incorporating a press release regarding the opening of enrollment for the second and largest of its U.S. Phase II clinical trials of its first in class small molecule systemically administered anti-angiogenic drug, squalamine, for the treatment of “wet” age-related macular degeneration.

We filed a Current Report on Form 8-K on June 28, 2004 incorporating a press release regarding the Company’s inclusion in the Russell 3000® Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENAERA CORPORATION

Date: August 2, 2004	By:	/s/ John A. Skolas
John A. Skolas
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	2004 Stock-Based Incentive Plan

10.2	Employment Agreement with Roy C. Levitt, M.D.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002