Form 10-K
period 2004-12-31
GENAERA CORP
filed 2005-03-16
CIK 880431

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Common Stock, $.002 par value per share

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act).    YES  ☒    NO  ☐

The aggregate market value of common stock held by non-affiliates of the registrant was approximately $220,622,228 as of June 30, 2004, the last business day of the registrant’s most recently completed second fiscal quarter. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the National Market System of The Nasdaq Stock Market on June 30, 2004. For purposes of this calculation only, the registrant has defined affiliates as all directors and executive officers as of June 30, 2004 and any stockholder whose ownership exceeds 10% of the common stock outstanding as of June 30, 2004. The number of shares of the registrant’s common stock outstanding as of June 30, 2004 was 52,529,102.

Number of shares of Common Stock outstanding as of March 14, 2005 was 57,160,399.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the Registrant’s 2005 Annual Meeting of Stockholders to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Form 10-K.

GENAERA CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2004

1

PART I

ITEM 1. BUSINESS

FORWARD-LOOKING STATEMENTS

Our disclosure and analysis in this Annual Report on Form 10-K contains some forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Such statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “hope” and other words and terms of similar meaning. In particular, these include, among others, statements relating to present or anticipated scientific progress, development of potential pharmaceutical products, future revenues, capital expenditures, research and development expenditures, future financing and collaborations, personnel, manufacturing requirements and capabilities, the impact of new accounting pronouncements and other statements regarding matters that are not historical facts or statements of current condition.

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

OVERVIEW

Genaera Corporation is a biopharmaceutical company developing medicines for serious diseases from genomics (our study of genetic predisposition to disease) and natural products. We were first incorporated in the State of Delaware in 1987 and are headquartered in Plymouth Meeting, Pennsylvania. Our research and development efforts are focused on anti-angiogenesis and respiratory diseases. EVIZON™ (squalamine lactate), our lead product candidate, is being developed to treat ophthalmic indications, specifically the “wet” form of age-related macular degeneration (AMD). Squalamine lactate is also being developed, as our second product candidate, for the treatment of cancerous solid tumors. Our third product candidate, LOMUCIN™ (talniflumate), is being developed to treat the overproduction of mucus secretions involved in chronic respiratory disease. Our fourth product candidate, interleukin-9 (IL9) antibody, is a respiratory treatment based on the discovery of a genetic cause of asthma. Additionally, we have a number of discovery research programs focused on the treatment of obesity, infectious diseases and inflammatory disorders.

We have no products available for sale and have incurred losses since our inception. Because substantially all of our potential products currently are in research, preclinical development or the early or middle stages of clinical testing, revenues from sales of any products will not occur for at least the next several years, if at all. As a result, we will need to raise substantial additional funds in the future to continue our research and development programs and to commercialize our potential products. We regularly explore alternative means of financing our operations and seek funding through various sources, including public and private securities offerings, collaborative arrangements with third parties and other strategic alliances and business transactions.

CLINICAL DEVELOPMENT PROGRAMS

Squalamine Lactate

Squalamine lactate (“squalamine”) is a unique, first-in-class, synthetic small molecule administered systemically that directly interrupts and reverses multiple facets of “angiogenesis,” a fundamental process by which new blood vessels are formed, and is considered an “anti-angiogenic” substance. Working within activated endothelial cells, squalamine inhibits growth factor signaling including VEGF, integrin expression, and reverses cytoskeletal formation thereby resulting in endothelial cell inactivation and, in certain cases, apoptosis. The chemical structure of squalamine combines a steroid and a polyamine, two classes of agents that are generally well tolerated in humans. Squalamine has exhibited reproducible anti-angiogenic properties in a number of in vitro and in vivo assays, including animal cancer and eye disease models, across independent laboratories.

EVIZON™ (squalamine lactate)

EVIZON™ (squalamine lactate), our lead product candidate, is currently being studied for the treatment of the “wet” form of age-related macular degeneration. AMD occurs in two types: the “dry” form and the more severe “wet” form. Wet AMD is caused by the growth of abnormal blood vessels, or choroidal neovascularization, under the central part of the retina, the macula. Dry AMD, the more common and milder form of AMD, results in varying forms of sight loss and may or may not develop into the wet form. Although the wet form of AMD accounts for a small percentage of all AMD, it is responsible for the majority of severe vision loss associated with AMD.

In 2004, we announced that the United States Food and Drug Administration (FDA) had cleared our investigational new drug (IND) application to conduct clinical trials of EVIZON in ophthalmic indications including the treatment of wet AMD. During 2004, we announced the initiation of three Phase II clinical trials (MSI-1256F-207, MSI-1256F-208 and MSI-1256F-209) of EVIZON for the treatment of wet AMD at multiple sites throughout the United States. MSI-1256F-207 is a pharmacokinetic and safety trial designed to evaluate 18 patients with wet AMD at three different doses of EVIZON. MSI-1256F-209 is designed to evaluate the safety and efficacy of EVIZON as first-line therapy in 100 patients with wet AMD over a two-year period. MSI-1256F-208, an exploratory trial, will evaluate three different doses (10mg, 20mg and 40mg) of EVIZON in combination with an initial Visudyne® treatment in 45 patients with wet AMD. Prior to 2004, we announced strong clinical results, including improved vision, for patients in our Phase I/II clinical trial (MSI-1256F-106) designed to test EVIZON as a treatment for AMD.

Recently, the FDA selected EVIZON for participation in the Continuous Marketing Application (CMA) Pilot 2 program. The CMA Pilot 2 program provides for frequent scientific feedback and interactions during the IND phase of new drug development based on a defined agreement between the FDA and the applicant. In October 2004, the FDA granted EVIZON Fast Track designation. Under the FDA Modernization Act of 1997, Fast Track drug development programs are designed to expedite the review and facilitate the development of a new drug that demonstrates the potential to address unmet medical needs for the treatment of a serious life-threatening condition.

Squalamine Lactate in Cancer

We have conducted Phase II clinical trials of squalamine for the treatment of solid tumors. Currently, we are enrolling a Phase II clinical study of squalamine for the treatment of prostate cancer. This cancer study will evaluate intravenously administered squalamine in combination with leading chemotherapeutics or accepted interventions in this indication.

IL9 Antibody Therapeutics

Our first genomics-based program is focused on the development of a blocking antibody to interleukin-9 (IL9) to treat a root cause of asthma. Our functional genomic studies have demonstrated the broad role of IL9 as an etiologic agent in asthma. The IL9 gene varies in structure and function and as a result may have an important role in a genetic predisposition to asthma and allergic reactions. Our scientific studies and independent peer-reviewed publications indicate that IL9 controls other well-known factors involved in promoting lung inflammation in asthma, including a group of proteins that modulate the growth and functional activities of immune cells. Genaera has developed a patent position around IL9 having first discovered and documented a role for this cytokine in asthma. Our patent position around IL9 includes patents licensed exclusively from the Ludwig Institute for Cancer Research (LICR) as well as patents owned jointly with LICR.

In April 2001, we entered into a collaborative agreement with MedImmune, Inc. (MedImmune), to develop and commercialize therapies related to our IL9 program. Pursuant to the agreement, MedImmune provided funding of $2.5 million for research and development activities at Genaera over a two-year period from April 2001 through April 2003. By the end of the two-year period, licensed technology had been transferred to MedImmune, which assumed responsibility for development and commercialization efforts on the IL9 program. In addition to the research and development funding, MedImmune agreed to reimburse Genaera for certain external costs we incur in connection with the IL9 program. Under the agreement, we received $0.5 million based on the completion of a contractual milestone and we could also receive up to $54.5 million based on the successful completion of future milestones. We are also entitled to royalties on sales of commercial products resulting from the collaboration. As a result of our limited control over the development plan and the timing of milestones, we cannot estimate the timing or receipt of milestone payments and do not expect to receive a substantial portion of these milestone payments within the next five years. Each party has the right to terminate the agreement upon notice to the other party.

LOMUCIN™ (talniflumate)

Our second genomics-based program has focused on the fundamental biology of mucus over-production in a large number of chronic respiratory patients worldwide. Efforts to identify specific gene targets and validate these targets for therapeutic development have led to the identification of small molecules to inhibit the over-production of mucin, or “mucoregulators.” Our scientists have identified hCLCA1, a chloride channel found in humans, and demonstrated a relationship between hCLCA1 and abnormal mucus production.

LOMUCIN™ (talniflumate) is an orally available, small molecule, inhibitor of the hCLCA1 channel and potential mucoregulator. LOMUCIN is a known compound that was discovered, developed and marketed as an anti-inflammatory drug by Laboratorios Bago of Buenos Aires, Argentina, an independent pharmaceutical company in South America. The effects of talniflumate in blocking hCLCA1 and mucus over-production were discovered by our scientists and we have been issued a patent protecting uses of talniflumate and certain 2-aminophenyl acetic compounds to treat diseases characterized by mucin production. We have an exclusive license with Laboratorios Bago to develop and commercialize talniflumate as a mucoregulator drug in all major pharmaceutical markets including the United States, Europe and Japan.

Our clinical development of LOMUCIN is focused on cystic fibrosis and is supported by program-specific funding through an initial Therapeutics Development Grant of up to $1.7 million from Cystic Fibrosis Foundation Therapeutics (CFFT), the nonprofit drug development affiliate of the Cystic Fibrosis Foundation. This award will be paid to us from time to time upon the achievement of certain development milestones. Grant amounts received would become refundable to the CFFT upon marketing approval by the FDA or upon our election not to enter Phase III clinical trials or not to commercialize the product within two years of the satisfaction of development milestones, assuming the achievement of statistically significant results. The CFFT is also due a royalty on net sales of any resultant product of up to 1% based upon the amount of funding ultimately provided by CFFT.

In October 2003, we announced that the preliminary results of our first exploratory Phase II clinical trial of LOMUCIN for cystic fibrosis demonstrated a strong safety profile for the drug and a trend toward maintenance of existing lung function in people with cystic fibrosis receiving LOMUCIN compared to a decline in those receiving a placebo.

PRE-CLINICAL & RESEARCH PROGRAMS

Obesity Therapeutic Program

Trodusquemine, formerly known as trodulamine (also referred to in scientific literature as MSI-1436), is a natural aminosterol product candidate. Our scientists have demonstrated the ability to prevent the abnormal weight gain and reduce the weight of genetically altered mice, generally very obese mice, to that of a normal healthy mouse with trodusquemine. Body weights of healthy animals, including animals with diet-induced obesity, also have been reduced through the administration of trodusquemine. Our researchers have shown preclinical efficacy with trodusquemine, and demonstrated that animal food intake can be regulated in a reversible manner, leading to changes in body weight. Preclinical data on trodusquemine demonstrate it is a potent appetite suppressant with the ability to normalize fasting blood sugar, as well as high blood cholesterol levels, resulting from weight loss in obese animals. With trodusquemine, we are targeting the approximately 10 to 12 million Americans who are classified medically as significantly obese. While the trodusquemine molecule is very different in function, it has a similar chemical structure to squalamine, which would enable us to make more efficient use of internal and external resources already utilized for squalamine in its development. Preclinical results with trodusquemine suggest that additional work on formulation and delivery of this compound in a safer and more convenient fashion would be the next milestones for development, if a business partnership or program-specific funding can be obtained. Further preclinical development work will be needed before an IND application can be filed with the FDA.

Other Aminosterol Programs

In addition to squalamine and trodusquemine, our discovery of natural aminosterols has been complemented by a combinatorial chemistry and biology program that has produced many synthetic aminosterols. These natural aminosterols and their synthetic analogues are being studied as a class of agents that are able to block cellular activation in specific cell types. Our lead compounds have demonstrated sufficient efficacy in preclinical models to encourage our pursuit of additional research that could lead to the development of a new treatment for inflammatory disorders. These anti-inflammatory aminosterols represent a novel class of compounds with significant potential for a wide range of systemic and topical anti-inflammatory indications. In February 2002, we received a Phase II Small Business Innovative Research program grant from the National Institutes of Health (NIH) in the amount of $0.8 million to support this program. The grant extended over a two-year period, which ended in February 2004. In February 2004, we notified the NIH of a no-cost extension to the original budget period by twelve months. As a result of the notification, the grant was extended through February 2005.

Infectious Disease Program

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

In February 1997, we entered into a development, supply and distribution agreement in North America with GlaxoSmithKline for LOCILEX Cream. GlaxoSmithKline paid us $10.0 million under this agreement, which we received in 1997. As a result of the FDA’s decision in July 1999 not to approve LOCILEX Cream, we terminated our manufacturing agreements required to further develop this product candidate. The GlaxoSmithKline agreement also gives GlaxoSmithKline rights to terminate the arrangement, and, under certain conditions, the right to negotiate for rights to another Genaera product development candidate. GlaxoSmithKline remains our exclusive sales, marketing and distribution partner for the North American territory for LOCILEX Cream.

Other

In prior years, we have conducted feasibility studies in a number of other areas, including animal-host defense systems and uses for magainin peptides other than in infectious diseases. In November 2002, we announced that we and E.I. du Pont de Nemours entered into an option agreement for certain of our antimicrobial peptide intellectual property. The agreement had an initial term of 18 months that ended in April 2004 and has been extended to December 31, 2005. The agreement provides reimbursement to us for certain patent-related expenses. We no longer conduct significant research and development activities in these areas as a result of a reprioritization of our corporate goals. Any of these programs could become more significant over the next 12 months; however, there can be no assurance that any of these or our other programs will generate viable product opportunities.

RESEARCH AND DEVELOPMENT COSTS

We have incurred costs of $14.0 million, $7.9 million and $10.2 million for research and development in the years ended December 31, 2004, 2003 and 2002, respectively. See “ITEM 7. Managements Discussion and Analysis of Financial Condition and Results of Operations” and “ITEM 8. Financial Statements and Supplementary Data” for additional information.

COMMERCIAL ARRANGEMENTS

We believe collaborations allow us to leverage our scientific and financial resources and gain access to markets and technologies that would not otherwise be available to us. In the long term, development and marketing arrangements with established companies in the markets in which our potential products will compete may provide us with more efficient development and marketing abilities and may, accordingly, conserve our resources. We expect that we will seek additional development and marketing arrangements for most of the products we may develop. From time to time, we hold discussions with potential collaborators.

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

Regulation of Pharmaceutical Products in the United States

The FDA regulates our product candidates currently being developed as drugs or biologics in the United States. New drugs are subject to regulation under the Federal Food, Drug, and Cosmetic Act, and biological products, in addition to being subject to certain provisions of that Act, are regulated under the Public Health Service Act. Both statutes and the regulations promulgated thereunder govern, among other things, the testing, manufacturing, safety, efficacy, labeling, storage, record keeping, and advertising and other promotional practices involving biologics or new drugs, as the case may be. FDA approval or other clearances must be obtained before clinical testing, and before manufacturing and marketing of new biologics and drugs.

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

In order to commercialize any products, we or our collaborators must sponsor and file an IND and be responsible for initiating and overseeing the clinical studies to demonstrate the safety, effectiveness, and quality that are necessary to obtain FDA approval of any such products. For INDs sponsored by us or our collaborators, we or our collaborators will be required to select qualified investigators (usually physicians) to supervise the administration of the products, and ensure that the investigations are conducted and monitored in accordance with FDA regulations, including the general investigational plan and protocols contained in the IND.

Clinical trials of drugs normally are done in three phases, although the phases may overlap. Phase I trials are concerned primarily with the safety of the drug, involve a small group typically ranging from 15-40 subjects, and may take from six months to over one year to complete. Phase II trials typically involve 30-200 patients and are designed primarily to demonstrate safety and preliminary effectiveness in treating or diagnosing the disease or condition for which the drug is intended, although short-term side effects and risks in people whose health is impaired may also be examined. Phase III trials are expanded clinical trials with larger numbers of patients that are intended to evaluate the overall benefit-risk relationship of the drug and to gather additional information for proper dosage and labeling of the drug. Phase III clinical trials generally take two to five years to complete, but may take longer. The FDA receives reports on the progress of each phase of clinical testing, and it may require the modification, suspension, or termination of clinical trials if it concludes that an unwarranted risk is presented to patients, or, in Phase II and III, if it concludes that the study protocols are deficient in design to meet their stated objectives.

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

The testing and approval processes require substantial time and effort and there can be no assurance that any approval will be granted on a timely basis, if at all. BLAs and NDAs submitted to the FDA can take more than one to two years to receive approval. If questions arise during the FDA review process, approval can take more than five years. Notwithstanding the submission of relevant data, the FDA may ultimately decide that the BLA or NDA does not satisfy its regulatory criteria for approval and deny approval, require additional clinical studies, or require demonstration of compliance with Good Manufacturing Practices (GMPs). In addition, the FDA may condition marketing approval on the conduct of specific post-marketing studies to further evaluate safety and effectiveness. Even if FDA regulatory clearances are obtained, a marketed product is subject to continual regulatory requirements and review relating to GMPs, adverse event reporting, promotion and advertising, and other matters. Later discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions.

Regulation of Pharmaceutical Products Outside of the United States

The development and commercialization of our product candidates outside of the United States is subject to foreign local and national regulatory requirements. The requirements that we must satisfy to obtain regulatory approval by governmental agencies in other countries prior to commercialization of our products in such countries can be as rigorous, costly and uncertain as those that are encountered in the United States.

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

To date, we own, co-own or have licensed on an exclusive basis a total of 75 patent applications and issued patents in the United States of which we own or co-own 61 and we license on an exclusive basis 14. We own, co-own or have licensed on an exclusive basis a total of 134 patent applications and issued patents in countries other than the United States.

We own several patents and patent applications for the use of squalamine as an anti-angiogenic, including methods for the treatment of cancer and neovascularization in the eye. One of these patents is to the compound’s combination therapy with other anti-cancer agents and will expire in 2017 while another application will cover the treatment of age related macular degeneration, retinopathy of prematurity and diabetic retinopathy that will expire in 2015. We also own patents covering methods and intermediates in the manufacturing process of squalamine and trodusquemine that expire in 2017 and 2018. We own a composition of matter patent for the trodusquemine compound, which expires in 2014. We also own a patent for the use of trodusquemine as an anti-obesity agent and other indications that expires in 2015. We own two patents for the use of anti-IL9 or anti-IL9 receptor antibodies for the treatment of asthma and related disorders that expire in 2016. We have recently received a U.S. patent covering methods for screening for mucoregulator compounds. We own a patent on the use of talniflumate and related mucoregulator compounds for treating various conditions where mucous is overproduced, which expires in 2021.

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

We have rights to several patents and patent applications under certain license agreements pursuant to which we expect to owe royalties on sales of products that incorporate issued valid patent claims. In particular, we have licensed from the Ludwig Institute of Cancer Research specific technologies related to our IL9 program, the earliest of which expires in 2009. In addition, we have licensed from the Children’s Hospital of Philadelphia the composition of matter patent for the squalamine compound, which expires in 2012. These patents are subject to extensions by their owners depending upon the future research and development program timelines. Additionally, certain of these agreements also provide that if we elect not to pursue the commercial development of any licensed technology, or do not adhere to an acceptable schedule of commercialization, then our exclusive rights to such technology may terminate. We also conduct or collaborate on research at certain institutions, and these relationships may provide us with technology that is owned, licensed or for which we have an option to license.

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

We have trademark protection for the product candidate name LOMUCIN and are currently seeking U.S. registration of this trademark. We also have trademark protection for the product candidate name EVIZON and are currently seeking U.S. registration of this trademark.

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

Many companies are working to develop and market products intended for the disease areas we are targeting, including AMD, cancer and respiratory diseases. A number of major pharmaceutical companies have significant franchises in these disease areas and can be expected to invest heavily to protect their interests. With respect to AMD, anti-angiogenic agents are under development at a number of biopharmaceutical companies, including Alcon, Inc., Bausch & Lomb, Inc., Eyetech Pharmaceuticals, Genentech, Inc., Miravant Medical Technologies, and QLT, Inc., as well as multiple large pharmaceutical companies. For cancer, anti-angiogenic agents are under development at a number of biopharmaceutical companies, including EntreMed, Inc., Genentech, Inc., and Imclone Systems, Inc., as well as other multiple large pharmaceutical companies. In the respiratory field, other biopharmaceutical companies also have reported the discovery of genes relating to asthma and other respiratory diseases, including Genentech, Inc., Amgen, Inc., Inspire Pharmaceuticals, Inc., and Vertex Pharmaceuticals, Inc., as well as multiple large pharmaceutical companies.

EXECUTIVE OFFICERS

Our current executive officers are as follows:

Name	Age	Position
Roy C. Levitt, M.D.	51	President and Chief Executive Officer
John L. Armstrong, Jr., MBA	61	Executive Vice President and Chief Operating Officer
Michael J. Gast, M.D., PhD.	56	Executive Vice President and Chief Medical Officer
John A. Skolas, JD, MBA	52	Executive Vice President, Chief Financial Officer, General Counsel and Secretary

Dr. Levitt has served as our President and Chief Executive Officer since November 2000. Prior to that, Dr. Levitt had served as our Executive Vice President and Chief Operating Officer since August 1998. Dr. Levitt was appointed our head of Research and Development and a Director in August 1997. Prior to joining us on a full-time basis in January 1996, Dr. Levitt served as a consultant to a number of biotechnology companies, including Genaera. Dr. Levitt served as a faculty member at Johns Hopkins University in the Department of Anesthesiology and Critical Care Medicine, from 1986 to 1995, in Neurological Surgery from 1995 to 1996 and in the Department of Environmental Health Sciences in the Johns Hopkins School of Public Health and Hygiene from 1988 to 1996. Dr. Levitt completed his residency training in internal medicine and anesthesiology and critical care medicine at The John Hopkins Medical Institutions and genetics training at the National Institutes of Health. He is board certified in anesthesiology and internal medicine.

Mr. Armstrong was promoted to our Executive Vice President and Chief Operating Officer in July 2004. Prior to that, he had served as our Executive Vice President since joining the Company in October 2003. Mr. Armstrong has over thirty-five years of increasing responsibility in the pharmaceutical industry, with a manufacturing emphasis. Prior to Genaera, he served as CEO of Mills Biopharmaceuticals, a subsidiary of UroCor, Inc., and as Vice President of Business Development at UroCor from December 1999 to November 2001. Prior to that, Mr. Armstrong served as President and Chief Operating Officer at Oread, Inc. from February 1998 to August 1999. Mr. Armstrong spent from 1991 to 1998 with the DuPont Merck Pharmaceutical Company where he served in various executive positions, including as President of ENDO Laboratories, and President of the global manufacturing/quality division. Prior to that, Mr. Armstrong served in numerous roles of increasing responsibility in manufacturing operations at Merck, Sharp and Dohme, Stuart Pharmaceuticals and Marion Merrell Dow. Mr. Armstrong earned his MBA from Century University in 1993.

Dr. Gast joined Genaera in February 2005 as our Executive Vice President and Chief Medical Officer. Prior to joining Genaera, Dr. Gast spent ten years at Wyeth Pharmaceuticals, most recently serving as Vice President, Scientific Affairs within Wyeth Global Medical Affairs, where he was responsible for oversight of Phase IV clinical research programs. Previously at Wyeth, Dr. Gast served as Vice President, Women’s Health Clinical Research and Development. Prior to that, Dr. Gast spent twenty-one years at the Washington University School of Medicine. During his tenure on the faculty at the Washington University Department of Obstetrics and Gynecology, Dr. Gast served as Director of the Division of Reproductive Endocrinology and Infertility and Director of the Endocrine Clinical Laboratories. Dr. Gast received his MD from The Ohio State University College of Medicine and his PhD in Molecular Biology from Washington University. He currently holds adjunct faculty appointments at the Washington University School of Medicine and the University of Pennsylvania School of Medicine.

Mr. Skolas was promoted to Executive Vice President, Chief Financial Officer, General Counsel and Secretary in July 2004. Prior to that, he had served as our Senior Vice President, Chief Financial Officer, General Counsel and Secretary since October 2003. Prior to that, Mr. Skolas served as a consultant and acting chief financial officer for early stage biotechnology companies. From 2000 through 2001, Mr. Skolas was Chief Financial Officer of Valigen, a privately held genomics company. From 1999 through 2000, Mr. Skolas served as Chief Financial Officer of Coelacanth Corporation (now the pharmaceuticals division of Lexicon Genetics). From 1997 until 1999, Mr. Skolas served as Chief Financial Officer and General Counsel of Phytoworks, Inc. From 1988 until 1997, Mr. Skolas served in various executive positions with EMI Group, PLC, including five years as President and General Counsel of its subsidiary EMI Group Inc. Mr. Skolas’ early career included law practice as a partner in Muchin, Muchin, Bendix & Skolas S.C. and accounting practice as a Tax Specialist for Coopers & Lybrand, CPA. Mr. Skolas obtained a CPA certificate from the State of Iowa in 1976. He earned an MBA from Harvard Business School in 1988 and a JD from the University of Wisconsin in 1977.

Officers are elected or appointed by the board of directors to serve until the appointment or election and qualification of their successors or their earlier termination or resignation.

EMPLOYEES

As of December 31, 2004, we had 42 full-time employees. No employees are covered by collective bargaining agreements and we consider relations with our employees to be good.

AVAILABLE INFORMATION

We make available free of charge on or through our internet website, www.genaera.com, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the United States Securities and Exchange Commission.

RISK FACTORS

Any investment in shares of our common stock involves a high degree of risk. You should carefully consider each of the following risk factors together with the other information presented in this Annual Report on Form 10-K.

Risks Related to Our Business

If we do not raise additional capital, we may not be able to continue our research and development programs and may never commercialize any products.

We maintained cash, cash equivalents and short-term investments of $32.2 million at December 31, 2004. At December 31, 2004, we had current liabilities of $3.9 million and long-term liabilities of $0.6 million. In January 2004, we completed the sale of 4,950,500 shares of our common stock for gross proceeds of $20.0 million. In November 2004, we completed the sale of 4,183,422 shares of our common stock for gross proceeds of $14.4 million. We believe these resources are sufficient to sustain operations and meet our research and development goals through 2005. However, we will need to raise substantial additional funds in the future to continue our research and development programs and to commercialize our potential products. If we are unable to raise additional funds, we may be unable to complete our development activities for any of our proposed products.

We regularly explore alternative means of financing our operations and seek funding through various sources, including public and private securities offerings, collaborative arrangements with third parties and other strategic alliances and business transactions. We currently do not have any commitments from other parties to provide us additional funds and may be unable to obtain sufficient funding in the future on acceptable terms, if at all. If we cannot obtain funding, we will need to delay, scale back or eliminate research and development programs or enter into collaborations with third parties to commercialize potential products or technologies that we might otherwise seek to develop or commercialize ourselves, or seek other arrangements.

Our capital raising efforts may dilute stockholder interests.

If we raise additional capital by issuing equity securities or securities convertible into equity, the issuance may result in ownership dilution to our stockholders and our share price may decline. The extent of such dilution will vary based upon the amount of capital raised.

Capital raising efforts through collaborations may eventually negatively impact our financial interests.

If we raise additional capital through collaborations and licensing we may give up valuable rights in intellectual property and the value of our interest in the licensed products could be negatively impacted by competing strategic and financial interests of our collaborators or licensees. If we engage in collaborations, we may receive lower consideration upon commercialization of such products than if we had not entered into such arrangements, or if we had entered into such arrangements at later stages in the product development process.

We expect to continue to incur substantial losses in the foreseeable future. We do not now have, nor have we ever had, products available for commercial sale and we may never generate revenues or become profitable.

To date, we have engaged primarily in the research and development of drug candidates. We have not generated any revenues from product sales and have incurred losses in each year since our inception. As of December 31, 2004, we had an accumulated deficit of $213.2 million.

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

The FDA has deemed our NDA for LOCILEX Cream to be not approvable and the product may never be approved.

In July 1999, we received notification from the FDA that our New Drug Application, or NDA, for LOCILEX Cream had been deemed not approvable. LOCILEX Cream, a topical cream antibiotic for the treatment of infection in diabetic foot ulcers, had been our lead product development candidate. As a result of the FDA’s decision, near-term commercialization of LOCILEX Cream will not occur and we will generate no revenues from LOCILEX Cream in the near future, if ever.

In order to again seek approval of LOCILEX Cream, the FDA has indicated that we must conduct further development activities, including clinical and manufacturing activities. As a result of its review of manufacturing of the cream product, the FDA issued certain observations of deficiencies in compliance with their current good manufacturing procedures regulations. The Company will need to initiate new manufacturing relationships to conduct further development activities. Any additional manufacturing batches of the active ingredient and cream product that must be manufactured must meet strict product specifications in compliance with FDA-determined current good manufacturing practices. The time required to conduct such further clinical and manufacturing development efforts may be lengthy and costly and the results may ultimately prove unsuccessful.

Risks Related to Our Industry

Development and commercial introduction of our products will take several more years and may not be successful.

We are dedicating substantially all of our resources to research and development, do not have any marketed products and have not generated any product revenue. Because substantially all of our potential products currently are in research, preclinical development or the early and middle stages of clinical testing, revenues from sales of any products will not occur for at least the next several years, if at all. Our technologies are relatively new fields and may not lead to commercially viable pharmaceutical products. Before we can commercially introduce any products, we will likely incur substantial expense for, and devote a significant amount of time to, preclinical testing and clinical trials. We cannot apply for regulatory approval of our potential products until we have performed additional research and development testing and demonstrated in preclinical testing and clinical trials that our product candidates are safe and effective for use in humans. Some of our product candidates are in the early stages of research and development, and we may abandon further development efforts on these product candidates before they reach clinical trials. Conducting clinical trials is a lengthy, time-consuming and expensive process. Our clinical trials may not demonstrate the safety and efficacy of our potential products, and we may encounter unacceptable side effects or other problems in the clinical trials. Should this occur, we may have to delay or discontinue development of the potential products. Further, even if we believe that any product is safe or effective, we may not obtain the required regulatory approvals, be able to manufacture our products in commercial quantities or be able to market any product successfully.

Preclinical testing and clinical development are long, expensive and uncertain processes. It may take us several years to complete our testing and failure can occur at any stage of testing. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful. We may suffer significant setbacks in advanced clinical trials, even after promising results in earlier trials. We may not be able to enroll a sufficient number of patients to complete our clinical trials in a timely manner. Based on results at any stage of clinical trials, we may decide to discontinue development of our product candidates.

Failure to recruit patients could delay or prevent clinical trials of our potential products, which could delay or prevent the development of potential products.

Identifying and qualifying patients to participate in clinical trials of our potential products is critically important to our success. The timing of our clinical trials depends on the speed at which we can recruit patients to participate in testing our product candidates. We have experienced delays in some of our clinical trials and we may experience similar delays in the future. If patients are unwilling to participate in our trials because of competitive clinical trials for similar patient populations, the timeline for recruiting patients, conducting trials and obtaining regulatory approval of potential products will be delayed. These delays could result in increased costs, delays in advancing our product development, delays in testing the effectiveness of our technology or termination of the clinical trials altogether.

Compliance with extensive government regulations to which we are subject is expensive and time consuming, and may result in the delay, cessation or cancellation of product sales, introductions or modifications.

Extensive industry regulation has had, and will continue to have, a significant impact on our business. Biopharmaceutical companies, like us, are subject to extensive, complex, costly and evolving regulation by the federal government, principally the United States Food and Drug Administration, or FDA, and to a lesser extent by the U.S. Drug Enforcement Administration, or DEA, and foreign and state government agencies. The Federal Food, Drug and Cosmetic Act, the Controlled Substances Act and other domestic and foreign statutes and regulations govern or influence the testing, manufacturing, packing, labeling, storing, record keeping, safety, approval, advertising, promotion, sale and distribution of our products. Under certain of these regulations, we and our contract suppliers and manufacturers could be subject to periodic inspection of our or their respective facilities, procedures and operations and/or the testing of our products by the FDA, the DEA and other authorities, which conduct periodic inspections to confirm that we and our contract suppliers and manufacturers are in compliance with all applicable regulations. The FDA also conducts pre-approval and post-approval reviews and plant inspections to determine whether our systems, or our contract suppliers’ and manufacturers’ processes, are in compliance with current Good Manufacturing Practices, or cGMP, and other FDA regulations.

We are dependent on receiving and maintaining FDA and other governmental approvals in order to produce and conduct clinical trials on our products. There is always a risk that the FDA or other applicable governmental authorities will not approve our products, or will take post-approval action limiting, modifying or revoking our ability to manufacture or sell our products, or that the rate, timing and cost of such approvals will adversely affect our product introduction plans or results of operations.

Governmental authorities may delay or deny the approval of any of our drug candidates. In addition, governmental authorities may enact new legislation or regulations that could limit or restrict our efforts. A delay or denial of regulatory approval for any of our drug candidates, such as that which occurred for LOCILEX Cream, will have a material adverse effect on our business. Even if we receive approval of a product candidate, approval may be conditioned upon certain limitations and restrictions as to the drugs used and may be subject to continuous review. If we fail to comply with any applicable regulatory requirements, we could be subject to penalties, including warning letters, fines, withdrawal of regulatory approval, product recalls, operating restrictions, injunctions and criminal prosecution.

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

We currently have collaborative agreements with three primary collaborators: MedImmune, Inc., Ludwig Institute of Cancer Research, or LICR, and Laboratorios Bago SA. We do not have control over the amount and timing of resources to be devoted to our products by our collaborative partners. Our collaborators may not place a high priority on their contractual arrangements with us. Collaborators may develop products independently or through third parties that could compete with our proposed products. For example, GlaxoSmithKline, a current collaborative partner, entered into an agreement with us relating to the development of LOCILEX Cream and maintains a significant presence in the antibiotic area and currently sells a topical antibiotic product indicated for the treatment of certain skin infections. In addition, a collaborator may decide to end a relationship with us. For example, in December 2000, Genentech provided notice to us of its election to terminate the collaboration agreement covering the IL9 antibody development program and related respiratory technology.

We also may decide to establish our own sales force to market and sell certain products. Although some members of our management have limited experience in marketing pharmaceutical products, we have no experience with respect to marketing our products. If we choose to pursue this alternative, we will need to spend significant additional funds and devote significant management resources and time to establish a successful sales force. This effort may not be successful. Moreover, because our financial resources are limited, our sales and marketing expenditures in this area would likely be modest compared to that of our competitors.

We face formidable competition with respect to the products we are seeking to develop.

The pharmaceutical industry is characterized by intense competition. Many companies, research institutions and universities are conducting research and development activities in our fields of interest. Most of these competitors have substantially greater financial, technical, manufacturing, marketing, distribution and other resources than we have. We may also face competition from companies using different or advanced techniques that could render our future products obsolete. Accordingly, we must continue to devote substantial resources and efforts to research and development activities in order to maintain a competitive position in our fields. Our efforts may not be successful.

Many companies are working to develop and market products intended for additional disease areas being targeted by us, including age-related macular degeneration, or AMD, cancer and respiratory diseases. A number of major pharmaceutical companies have significant franchises in these disease areas and can be expected to invest heavily to protect their interests. With respect to AMD, anti-angiogenic agents are under development at a number of biopharmaceutical companies, including Alcon, Inc., Bausch & Lomb, Inc., Eyetech Pharmaceuticals, Inc., Genentech, Inc., Miravant Medical Technologies, and QLT, Inc., as well as other large pharmaceutical companies. For cancer, anti-angiogenic agents are under development at a number of biopharmaceutical companies, including EntreMed, Inc., Genentech, Inc., and Imclone Systems, Inc., as well as other large pharmaceutical companies. In the respiratory field, other biopharmaceutical companies also have reported the discovery of genes relating to asthma and other respiratory diseases, including Genentech, Inc., Amgen, Inc., Inspire Pharmaceuticals, Inc. and Vertex Pharmaceuticals, Inc., as well as other large pharmaceutical companies. Many of the companies developing or marketing competing products have significantly more experience than we do in undertaking preclinical testing and human clinical trials of new or improved therapeutic products and obtaining regulatory approvals of such products. Some of these companies may be in advanced phases of clinical testing of various drugs that may be competitive with our proposed products.

We expect technological developments in the biopharmaceutical field to occur at a rapid rate and expect competition to intensify as advances in this field are made. Some of these companies are currently involved in research and development activities focused on the pathogenesis of disease and the competition among companies attempting to find genes responsible for disease is intense. In addition, we are aware that others are conducting research on compounds derived from animal host-defense systems.

Colleges, universities, governmental agencies and other public and private research organizations are becoming more active in seeking patent protection and licensing arrangements to collect royalties for use of technology that they have developed, some of which may be directly competitive with our technology.

If we are unable to recruit and retain skilled employees, we may not be able to achieve our objectives.

Retaining our current employees and recruiting qualified scientific personnel to perform future research and development work will be critical to our success. In addition to pharmaceutical and specialized biotechnology companies, colleges, universities, governmental agencies and other public and private research organizations can be expected to compete with us in recruiting highly qualified scientific personnel. Competition is intense for experienced scientists, and we may not be able to retain or recruit sufficient skilled personnel to allow us to pursue collaborations and develop our products and core technologies to the extent otherwise possible.

If we do not develop and maintain relationships with contract manufacturers, we may not successfully commercialize our products.

We currently do not have the resources, facilities or technical capabilities to manufacture any of our proposed products in the quantities and quality required for commercial sale. We have no plans to establish a manufacturing facility. We expect to depend upon contract manufacturers for commercial scale manufacturing of our proposed products in accordance with regulatory standards. For example, we are currently working with outside contractors for the chemical production of squalamine. This dependence on contract manufacturers may restrict our ability to develop and deliver products on a timely, profitable and competitive basis especially because the number of companies capable of producing our proposed products is limited. These contract manufacturers generally have multiple projects and they may give ours a lower priority. As a result of contract manufacture mishaps, our product could be lost or delivered late delaying our clinical and preclinical programs, or may not be produced in accordance with all current applicable regulatory standards. Product not produced in accordance with all current applicable regulatory standards may lead to adverse outcomes for patients and/or product recalls. Furthermore, the development of a robust, low-cost manufacturing process for the commercial production of squalamine and other proposed products will require significant time and expenditure by us. We may be unable to maintain arrangements with qualified outside contractors to manufacture materials at costs that are affordable to us, if at all.

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

Patents

Our success depends, in part, on our ability to develop and maintain a strong patent position for our products and technologies, both in the United States and other countries. As with most biotechnology and pharmaceutical companies, our patent position is highly uncertain and involves complex legal and factual questions. Without patent and other protections, other companies could offer substantially identical products for sale without incurring the sizeable development and testing costs that we have incurred. As a result, our ability to recover these expenditures and realize profits upon commercialization would likely be diminished.

The process of obtaining patents can be time consuming and expensive. Even after significant expenditure, a patent may not issue. We can never be certain that we were the first to develop the technology or that we were the first to file a patent application for the particular technology. U.S. patent applications are maintained in secrecy by the U.S. Patent and Trademark Office until a patent issues and publications in the scientific or patent literature concerning new technologies occur some time after actual discoveries of the technologies are made.

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

We own several patents and patent applications for the use of squalamine as an anti-angiogenic, including methods for the treatment of cancer and neovascularization in the eye. One of these patents is to the compound’s combination therapy with other anti-cancer agents and will expire in 2017 while another application covers the treatment of age related macular degeneration, retinopathy of prematurity and diabetic retinopathy that will expire in 2015. We also own patents covering methods and intermediates in the manufacturing process of squalamine and trodusquemine that expire in 2017 and 2018. We own a composition of matter patent for the trodusquemine compound, which expires in 2014. We also own a patent for the use of trodusquemine as an anti-obesity agent and other indications that expires in 2015. We own two patents for the use of anti-IL9 or anti-IL9 receptor antibodies for the treatment of asthma and related disorders that expire in 2016. We have recently received a U.S. patent covering methods for screening for mucoregulator compounds. We own a patent on the use of talniflumate and related mucoregulator compounds for treating various conditions where mucous is overproduced, which expires in 2021. The expiration date of each of these patents is subject to extension depending upon the future research and development program timelines. We have filed several other applications across our research and development programs and intend to file additional applications, as appropriate, for patents on new compounds, products or processes discovered or developed through the application of our technology.

We have rights to several patents and patent applications under certain license agreements pursuant to which we expect to owe royalties on sales of products that incorporate issued valid patent claims. In particular, we have licensed from the Ludwig Institute of Cancer Research specific technologies related to our IL9 program, the earliest of which expires in 2009. We have licensed from the Children’s Hospital of Philadelphia the composition of matter patent for the squalamine compound, which expires in 2012. These patents are subject to extensions by their owners depending upon the future research and development program timelines. Additionally, certain of these agreements also provide that if we elect not to pursue the commercial development of any licensed technology, or do not adhere to an acceptable schedule of commercialization, then our exclusive rights to such technology may terminate.

Third Party Intellectual Property Rights

We cannot be sure that our products do not infringe on the intellectual property rights of others and we may have infringement claims asserted against us. These claims may harm our reputation, cost us money and prevent us from offering some products. Any claims or litigation in this area may be costly and result in large awards against us and, whether we ultimately win or lose, could be time-consuming, may injure our reputation, may result in costly delays or may require us to enter into royalty or licensing arrangements. If there is a successful claim of infringement against us or if we fail to develop non-infringing technology or license the proprietary rights on a timely basis, our ability to use certain technologies, products, services and brand names may be limited and our business may be harmed.

Other Intellectual Property

We have trademark protection for the product candidate names EVIZON ™ and LOMUCIN™ and are currently seeking U.S. registration of these trademarks. In order to protect our proprietary technology and processes, we also rely on trade secrets and confidentiality agreements with our employees, consultants, outside scientific collaborators, and other advisors. We may find that these agreements have been breached or that our trade secrets have otherwise become known or independently developed or discovered by our competitors.

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

Potential Ownership Disputes

Disputes may arise as to the ownership of our technology. Most of our research and development personnel have previously worked at other biotechnology companies, pharmaceutical companies, universities, or research institutions. These entities may raise questions as to when technology was developed and assert rights to the technology. These kinds of disputes have occurred in the past at the Company and were resolved. However, we may not prevail in any such disputes in the future.

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

We depend to a considerable degree on a limited number of key personnel. Most significant responsibilities have been assigned to a relatively small number of individuals. In particular, it would be difficult to replace our Chief Executive Officer, Roy C. Levitt, M.D., and our Chief Operating Officer, John L. Armstrong, Jr. We entered into an employment agreement with Dr. Levitt, dated May 11, 2004, that renews automatically on January 1st of each year and is terminable by either party. We entered into an evergreen employment agreement with Mr. Armstrong, dated October 21, 2003, that is terminable by either party. Both of these employment agreements contain non-competition and non-solicitation clauses. All of our executive officers have executed individual employment agreements with us. We do not maintain “key man” insurance on any of our employees. The loss of certain management and technical personnel could adversely affect our ability to develop and commercialize products.

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

We currently maintain primary products and completed operations liability insurance with per occurrence and aggregate coverage limits of $7.0 million. The coverage limits of our insurance policies may be inadequate to protect us from any liabilities we might incur in connection with clinical trials, manufacturing and marketing of our products. Product liability insurance is expensive and in the future may not be available on commercially acceptable terms, or at all. A successful claim or claims brought against us in excess of our insurance coverage could materially harm our business and financial condition.

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

Risks Related to Our Stock

Our stock price is extremely volatile and your investment in our stock could decline in value. We may become involved in securities class action litigation.

The market prices and trading volumes for securities of biopharmaceutical and biotechnology companies, including ours, have historically been, and will likely continue to be, highly volatile. Future events affecting our business, or that of our competitors, may have a significant impact on our stock price. Among these events are the following:

•	product testing results from us or our competitors;

•	technological innovations by us or our competitors;

•	new commercial products from us or our competitors;

•	whether and when we achieve specified development or commercialization milestones;

•	regulatory developments in the United States and foreign countries;

•	developments concerning proprietary rights, including patents;

•	regulatory actions;

•	litigation;

•	economic and other external factors or other disasters or crises;

•	period-to-period fluctuations in our financial results; and

•	the general performance of the equity markets and, in particular, the biotechnology sector of the equity markets.

In the past two years our stock price on the Nasdaq SmallCap Market has fluctuated from a low of $0.23 per share on March 13, 2003 to a high of $6.17 per share on October 14, 2003. In 2004, our stock price fluctuated from $2.75 to $5.00 per share, with an average price of approximately $3.87. The volatility in our stock price is due to the volatility of our industry in general and does not appear to be connected to any event specific to us.

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

If our common stock were delisted, our common stock would be traded on an electronic bulletin board established for securities that are not included in Nasdaq, traded on a national securities exchange or traded in quotations published by the National Quotation Bureau, Inc., commonly referred to as the “pink sheets.” If this occurs, it could be difficult to sell our securities or obtain the same level of market information as to the price of our common stock as is currently available.

In addition, if our common stock were delisted, it would be subject to the so-called “penny stock” rules. The SEC has adopted regulations that define a “penny stock” to be any equity security that has a market price per share of less than $5.00, subject to certain exceptions, such as any securities listed on a national securities exchange or quoted on Nasdaq. For any transaction involving a “penny stock,” unless exempt, the rules impose additional sales practice requirements on broker-dealers, subject to certain exceptions.

For transactions covered by the “penny stock” rules, a broker-dealer must make a special suitability determination for the purchaser and must have received the purchaser’s written consent to the transaction prior to the transaction. The “penny stock” rules also require broker-dealers to deliver monthly statements to “penny stock” investors disclosing recent price information for the “penny stock” held in the account and information on the limited market in “penny stocks.” Prior to the transaction, a broker-dealer must provide a disclosure schedule relating to the “penny stock” market. In addition, the broker-dealer must disclose the following:

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

As of December 31, 2004, there were outstanding options to purchase an aggregate of approximately 4,170,000 shares of our common stock at prices ranging from $0.40 per share to $11.63 per share, of which options to purchase approximately 1,984,000 shares were exercisable as of such date. As of December 31, 2004, there were outstanding warrants to purchase 1,207,266 shares of our common stock. Of this total, warrants to purchase 167,166 shares of our common stock are currently exercisable at $3.33 per share, subject to adjustment under the anti-dilution provisions of the warrants. Warrants to purchase 50,000 shares are currently exercisable at $3.79 per share. In May 2003, in connection with a private placement of our Series C convertible preferred stock (all of which has since been converted to our common stock), we issued warrants to purchase 2,000,000 shares of our common stock at an exercise price of $1.37 per share, all of which have been exercised. In January 2004, in connection with a private placement of our common stock, we issued warrants to purchase 990,100 shares of our common stock at an exercise price of $5.38 per share. In connection with an April 2002 private placement of our common stock, we granted to the placement agent warrants to purchase 100,000 shares of our common stock at an exercise price of $2.75 per share. As of December 31, 2004, these warrants have not yet been issued.

The exercise of options and warrants at prices below the market price of our common stock could adversely affect the price of our common stock. Additional dilution may result from the issuance of shares of our capital stock in connection with collaborations or manufacturing arrangements or in connection with other financing efforts.

Our certificate of incorporation and Delaware law contain provisions that could discourage a takeover and entrench management.

Our certificate of incorporation provides our board of directors the power to issue shares of preferred stock without stockholder approval. This preferred stock could have voting rights, including voting rights that could be superior to that of our common stock. In addition, Section 203 of the Delaware General Corporation Law contains provisions that impose restrictions on stockholder action to acquire control of us. The effect of these provisions of our certificate of incorporation and Delaware law make it more difficult to remove management and could discourage third parties from seeking to obtain control, even though the price at which such third parties seek to acquire our common stock is in excess of the market price for our stock.

ITEM 2. PROPERTIES

We lease approximately 21,000 square feet of office and laboratory space in a single building in Plymouth Meeting, Pennsylvania. This lease provides for minimum annual payments of approximately $0.4 million in 2005 and is subject to certain annual increases thereafter. This lease expires in November 2007.

ITEM 3. LEGAL PROCEEDINGS

On August 4, 2003, a lawsuit was filed against the Company by Perceptive Life Sciences Master Fund, LTD in the United States District Court for the Eastern District of Pennsylvania alleging the existence and subsequent breaches of certain contractual obligations by the Company in connection with its sale of shares of Series C Preferred Stock in May 2003. The plaintiff is seeking monetary damages from the Company or a judgment by the court that the Company should specifically perform the terms of an alleged agreement related to such sale. On February 2, 2005, the parties entered into a settlement agreement. The settlement is on terms that are not material to the Company and does not constitute an admission of wrongdoing or liability by the Company. On February 28, 2005, the Court entered the parties’ stipulated order dismissing the lawsuit without prejudice.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the last quarter of the year ended December 31, 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock currently trades on the National Association of Securities Dealers Automated Quotation System (Nasdaq) SmallCap Market under the symbol “GENR.” From December 12, 1991, the date of our initial public offering, until March 9, 2001 our common stock was included for quotation on the Nasdaq National Market under the symbol “MAGN.” On March 9, 2001, we changed our name to Genaera Corporation and on March 12, 2001, our common stock began inclusion for quotation on the Nasdaq National Market under the symbol “GENR.” Our common stock was included for quotation under the Nasdaq National Market through October 30, 2002, when we elected to begin trading on the Nasdaq SmallCap Market effective with the opening of trading on October 31, 2002.

The quarterly ranges of high and low closing bid prices per share of our common stock are shown below.

Year Ended December 31, 2003	High	Low
1st Quarter	$0.61	$0.23
2nd Quarter	$2.48	$0.32
3rd Quarter	$5.17	$1.62
4th Quarter	$6.17	$3.15

Year Ended December 31, 2004	High	Low
1st Quarter	$5.00	$3.45
2nd Quarter	$4.80	$3.26
3rd Quarter	$4.19	$2.75
4th Quarter	$4.22	$3.01

As of March 2, 2005, the last reported bid price for our common stock on the Nasdaq SmallCap Market was $3.10 per share.

Dividends

We have not paid any cash dividends on our common stock since our inception and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. It is the present policy of the board of directors to retain all earnings, if any, to finance the development of our business.

Number of Holders of Common Stock

At March 2, 2005, there were 354 stockholders of record and 16,126 beneficial owners of our common stock.

Equity Compensation Plan Information

The following table provides aggregate information as of December 31, 2004, regarding our equity compensation plans, including the 2004 Stock-Based Incentive Compensation Plan, the Amended 1998 Equity Compensation Plan and the 1992 Stock Option Plan (the “1992 Plan”). As a result of the expiration of the 1992 Plan in 2002, no additional option grants will be made under the 1992 Plan.

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights and lapse of restrictions on restricted stock	Weighted-average exercise price of outstanding options, warrants and rights[1]	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	4,490,625	$4.00	3,502,875
Equity compensation plans not approved by security holders	—	—	—

Total	4,490,625	$4.00	3,502,875

[1]	Does not include restricted stock as exercise price is determined on date of issuance, not date of grant.

See “ITEM 8. Financial Statements and Supplementary Data” and “NOTE 10. Common Stock Options and Restricted Common Stock Awards” for additional information regarding the Company’s equity compensation plans.

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

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(In thousands, except per share amounts)
Statement of Operations Data:

Revenues:
Collaborative research agreement and grant revenues	$873	$1,113	$1,517	$1,038	$—

Costs and expenses:
Research and development	14,004	7,922	10,216	11,019	10,074
General and administrative	4,951	2,864	3,560	3,536	2,583

	18,955	10,786	13,776	14,555	12,657

Loss from operations	(18,082)	(9,673)	(12,259)	(13,517)	(12,657)
Interest income	329	88	260	849	883
Interest expense	(2)	(65)	(157)	(244)	(605)
Gain (loss) on sale of fixed assets	(118)	257	—	—	—

Net loss	(17,873)	(9,393)	(12,156)	(12,912)	(12,379)
Dividends on preferred stock including amount attributable to beneficial conversion feature of $3,050 for 2003	—	(3,085)	(73)	(111)	(45)

Net loss applicable to common stockholders	$(17,873)	$(12,478)	$(12,229)	$(13,023)	$(12,424)

Net loss applicable to common stockholders per share—basic and diluted	$(0.34)	$(0.32)	$(0.35)	$(0.40)	$(0.42)

Weighted average shares outstanding—basic and diluted	52,839	38,634	34,894	32,711	29,375

	December 31,
	2004	2003	2002	2001	2000
	(In thousands)
Balance Sheet Data:

Cash, cash equivalents and short-term investments	$32,151	$13,135	$9,400	$16,078	$19,033
Total assets	33,548	14,553	11,191	17,816	20,701
Long-term liabilities	580	1,048	1,704	1,579	2,010
Redeemable convertible preferred stock	—	—	1,117	1,044	1,233
Accumulated deficit	(213,171)	(195,298)	(182,819)	(170,591)	(157,568)
Stockholders’ equity	29,082	10,622	4,511	9,610	11,473

Other Data:

Working capital	28,867	10,516	5,727	10,713	13,393

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Genaera Corporation is a biopharmaceutical company committed to developing medicines for serious diseases from genomics and natural products. Research and development efforts are focused on anti-angiogenesis and respiratory diseases. We have four products in development addressing substantial unmet medical needs in major pharmaceutical markets.

Since commencing operations in 1988, we have not generated any revenue from product sales. We have funded operations primarily from the proceeds of public and private placements of securities, research and development collaboration payments and related equity investments. We have incurred a loss in each year since our inception and we expect to incur substantial additional losses for at least the next several years. We expect that losses may fluctuate and that such fluctuations may be substantial. At December 31, 2004, our accumulated deficit was $213.2 million. We will need to raise additional funds in the future to continue our operations.

The following discussion is included to describe our financial position and results of operations for each of the previous three years in the period ended December 31, 2004. The Financial Statements and Notes thereto contain detailed information that should be referred to in conjunction with this discussion.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ materially from those estimates. The following are critical accounting policies important to our financial condition and results of operations presented in our financial statements that require management to make judgments, assumptions and estimates that are inherently uncertain.

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

Research and Development Expenses

Research and development expenses include related salaries, contractor fees and facility costs. Research and development expenses consist of independent research and development contract costs, contract manufacturing costs and costs associated with collaborative research and development arrangements. In addition, we fund research and development at other research institutions under agreements that are generally cancelable. Research and development expenses also include external activities, such as investigator-sponsored trials. All such costs are charged to research and development expense systematically as incurred, which may be measured by patient enrollment or the passage of time. At the initiation of certain contracts, we must make an estimate as to the duration and expected completion date of the contract, which may require a change due to accelerations, delays or other adjustments to the contract period or work performed. Changes in these estimates could have a significant effect on the amount of research and development costs in a specific period.

Stock-Based Compensation

We account for stock-based employee compensation under the intrinsic value-based method set forth by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Effective January 1, 1996, we adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation (SFAS 123). Stock or other equity-based compensation for non-employees must be accounted for under the fair value-based method as required by SFAS 123 and Emerging Issues Task Force (EITF) No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, and other related interpretations. Under this method, the equity-based instrument is valued at the fair value of either the consideration received or the equity instrument issued on the date of grant. The resulting compensation cost is recognized and charged to operations over the service period, which is usually the vesting period. Estimating the fair value of equity securities involves a number of judgments and variables that are subject to significant change. A change in the fair value estimate could have a significant effect on the amount of compensation cost.

On December 16, 2004, the Financial Accounting Standards Board published SFAS No. 123 (Revised 2004), Share-Based Payment (SFAS 123R). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. Accordingly, the Company will implement the revised standard in the third quarter of fiscal year 2005. The implications of this revised standard will materially impact the Company’s results of operations in the third quarter of fiscal year 2005 and thereafter.

RESULTS OF OPERATIONS—2004 vs. 2003

Revenues

We have received no revenues to date from product sales. Revenues recorded to date have consisted principally of revenues recognized under collaborations with third parties. In April 2001, we entered into a research collaboration and licensing agreement with MedImmune, Inc., to develop and commercialize therapies related to our IL9 program. MedImmune provided funding of $2.5 million, payable in eight equal quarterly installments through April 2003 (the “R&D Funding”), plus it funds external cost reimbursements for our research and development activities. We could also receive up to $54.5 million based on successful completion of future milestones. In August 2004, we received the first of such milestone payments as a result of the initiation of Phase I clinical trials. For the year ended December 31, 2004, we recognized $0.8 million as revenue related to external cost reimbursements ($0.3 million) and milestone payments ($0.5 million). For the year ended December 31, 2003, we recognized $0.7 million as revenue related to the R&D Funding ($0.4 million) and external cost reimbursements ($0.3 million).

In February 2002, the Company received a Phase II Small Business Innovative Research program grant from the NIH in the amount of $0.8 million to support its aminosterol research program. The grant extended over a two-year period, which ended in February 2004. In February 2004, the Company notified the NIH of a no-cost extension of the original budget period by twelve months. As a result of the notification, the grant was extended through February 2005. The Company recognized no revenue related to this grant for the year ended December 31, 2004. The Company recognized $0.4 million as revenue related to this grant in year ended December 31, 2003.

Research and Development Expenses

Our current research and development programs include squalamine, which consists of EVIZON for the treatment of AMD and squalamine for the treatment of cancer, LOMUCIN, IL9 and other programs, which consist of trodusquemine for the treatment of obesity, other aminosterols for the treatment of inflammatory disorders and LOCILEX Cream for the treatment of infectious disease. The following table illustrates our research and development projects and the stage to which each has been developed:

	Development Stage	Status
Squalamine:
EVIZON	Phase II	Active
Squalamine	Phase II	Active
LOMUCIN	Phase II	Active
IL9 program	Phase I	Active(1)
Other programs:
Trodusquemine	Research/Preclinical	Active/Inactive
Other Aminosterols	Research	Active
LOCILEX Cream	Phase III	Inactive

(1)	In April 2001, we entered into a collaborative agreement with MedImmune to develop and commercialize therapies related to our IL9 program.

Research and development expenses for each of our projects consist of both direct and indirect expenses. Direct expenses include salaries and other costs of personnel, raw materials and supplies for each project. We also may incur third-party costs related to these projects, such as contract research, clinical development and manufacturing costs and consulting costs. Indirect expenses include depreciation expense and the costs of operating and maintaining our facilities, property and equipment, to the extent used for our research and development projects, as well as the costs of general management of our research and development projects.

We recognized research and development expenses of $14.0 million and $7.9 million in 2004 and 2003, respectively. The following table illustrates research and development expenses (in thousands) incurred during the years ended December 31, 2004 and 2003 for our significant groups of research and development projects.

	Years ended December 31,
	2004	2003
Squalamine program expenses	$10,097	$4,254
LOMUCIN™ program expenses	545	944
IL9 program expenses	241	426
Other program expenses	267	238
Indirect expenses	2,854	2,060

	$14,004	$7,922

Research and development expenses have increased in the year ended December 31, 2004, as compared to the same period a year ago, due primarily to increases in third-party contract research ($1.5 million), manufacturing ($1.7 million) and clinical trial costs ($0.7 million) and an increase in costs for research and development supplies ($0.2 million) related to our squalamine program for the treatment of age-related macular degeneration, as well as resulting increases in personnel costs ($2.2 million). In addition, indirect expenses increased ($0.8 million) as a result of increased overhead, such as utilities, insurance and general facilities costs related to additional personnel and increased research, clinical and manufacturing efforts. These increases were partially offset by decreases in our LOMUCINTM ($0.4 million) and IL9 program ($0.2 million) expenses due to the conclusion of our Phase II clinical trial of LOMUCIN™ in patients with cystic fibrosis in 2003 and the transfer of responsibility for development and commercialization efforts on the IL9 program to MedImmune in

April of 2003, as well as a decrease in consulting costs ($0.4 million) related to our squalamine program for the treatment of age-related macular degeneration.

The costs incurred to date on each of our development projects are not reasonably estimable because work on one program often supports or enhances another program. For example, it is not possible to separate the time and resources spent in development of squalamine lactate as a product candidate to treat wet AMD and as a product candidate to treat cancer because: (i) early research and development efforts devoted to cancer research led to development of Genaera’s product candidate squalamine lactate (trade name EVIZONTM ) for AMD; (ii) clinical trial work pursuant to Genaera’s Investigational New Drug (IND) application for cancer forms part of the safety data base for the IND it filed with the FDA for wet AMD; (iii) Genaera’s manufacturing development for squalamine lactate supports both the AMD and cancer programs; and (iv) nonclinical testing conducted to support Genaera’s IND for squalamine lactate in one indication may be used to support its IND in the other indication.

The level of research and development expenses in future periods will depend principally upon the progress of our research and development programs and our capital resources. Due to the significant risks and uncertainties inherent in the preclinical and clinical studies associated with each of our research and development programs, the cost to complete such programs, as well as the period in which net cash inflows from significant programs are expected to commence, are not reasonably estimable. Preclinical and clinical studies may yield varying results that could delay, limit or prevent a program’s advancement through the various stages of product development and significantly impact the costs to be incurred and the time involved in bringing a program to completion. Such delays, limitations or prevention of a program’s advancement could harm our financial condition and operating results and inhibit our ability to raise additional funds to support ongoing operations.

The nature of costs incurred in the future will also vary depending upon the stage of the product candidate’s development. Product candidates in the research stage often require significant laboratory work to develop and prepare the product candidate for preclinical testing and for testing in humans. Costs for such work typically include Genaera staff, Genaera facilities, lab supplies and equipment and fees to contract research facilities supervised by Genaera personnel. All products to be tested in humans require preclinical testing and often require additional nonclinical testing while clinical trials are in process to fulfill regulatory requirements. Preclinical and nonclinical work requires expenditures for staffing and facilities at Genaera. Costs will also be incurred for work done by contract research facilities under Genaera supervision. Early stage products require development of manufacturing methods, supporting analytical and research work and qualifying vendors, including contract manufacturers. Products in human testing, particularly later stage trials, require manufacturing more significant quantities of product. The costs of conducting clinical trials include fees to contract research organizations to conduct the trials, payments to physicians and research centers, and payments for a wide range of services to prepare for clinical trials, support the trials and manage data gathered in the trials. Internal Genaera costs for clinical trials include staffing and infrastructure to design, adapt and manage the trials as well as managing vendors providing supporting services. Smaller but continuing costs throughout the clinical trials process also include quality control and regulatory compliance activities conducted by Genaera staff and through contractors supervised by Genaera.

General and Administrative Expenses

We recognized general and administrative expenses of $5.0 million and $2.9 million in 2004 and 2003, respectively. General and administrative expenses consist principally of personnel costs, professional fees and public company expenses. General and administrative costs increased in the year ended December 31, 2004, as compared to the same period a year ago, due principally to increases in personnel as a result of our expanded development efforts ($1.2 million), increased professional fees ($0.8 million), partially due to maintaining compliance with the Sarbanes-Oxley Act of 2002, and increases in investor relations expenses ($0.2 million).

Interest Income and Expense

We recognized interest income of $0.3 million and $88 thousand in 2004 and 2003, respectively. We recognized interest expense of $2,000 and $65,000 in 2004 and 2003, respectively. Interest income is primarily comprised of income generated from cash and investments. Interest expense is primarily comprised of expense related to our indebtedness to Merrill Lynch Bank USA (Merrill Lynch). Interest income increased during the year ended December 31, 2004, as compared to the same period a year ago, due to higher average investment balances. Interest expense decreased during the year ended December 31, 2004, as compared to the prior year, due to the repayment of our indebtedness to Merrill Lynch. (See “NOTE 6. Note Payable” for additional information.) We recognized a loss on the write-off of fixed assets of $0.1 million for the year ended December 31, 2004 and a gain on the sale of fixed assets of $0.3 million in the year ended December 31, 2003 as a result of the sale of excess research equipment.

RESULTS OF OPERATIONS—2003 vs. 2002

Revenues

In April 2001, we entered into a research collaboration and licensing agreement with MedImmune, Inc., to develop and commercialize therapies related to our IL9 program. MedImmune provided funding of $2.5 million, payable in eight equal quarterly installments through April 2003, plus it funds external cost reimbursements for our research and development activities. For the years ended December 31, 2003 and 2002, we recognized $0.7 million and $1.5 million, respectively, in revenue related to this agreement, of which $0.3 million and $0.3 million, respectively, related to external cost reimbursements.

In February 2002, the Company received a Phase II Small Business Innovative Research program grant from the NIH in the amount of $0.8 million to support our aminosterol research program. The grant extended over a two-year period, which ended in February 2004 and was subsequently extended through February 2005. The Company recognized $0.4 million as revenue related to this grant in the year ended December 31, 2003.

Research and Development Expenses

We recognized research and development expenses of $7.9 million and $10.2 million in 2003 and 2002, respectively. The following table illustrates research and development expenses (in thousands) incurred during the years ended December 31, 2003 and 2002 for our significant groups of research and development projects.

	Years ended December 31,
	2003	2002
Squalamine program expenses	$4,254	$3,333
LOMUCIN™ program expenses	944	1,902
IL9 program expenses	426	886
Other program expenses	238	482
Indirect expenses	2,060	3,613

	$7,922	$10,216

Research and development expenses decreased in the year ended December 31, 2003, as compared to the same period the year before, due primarily to the absence of a one time accrual of severance and related costs associated with our realignment of operations in August and November of 2002 ($0.7 million), as well as a reduction of overall indirect costs ($0.8 million) such as recruiting, supplies and facilities costs as a result of our cost containment efforts and reduced headcount. In addition, costs associated with our LOMUCIN™ program, squalamine program, IL9 program and other programs decreased as a result of the conclusion of our Phase II clinical study of LOMUCIN™ in patients with cystic fibrosis in 2003 ($1.0 million), a decrease in manufacturing efforts in squalamine program for cancer ($0.9 million), the transfer of responsibility for development and commercialization efforts on the IL9 program to MedImmune in April of 2003 ($0.5 million) and the decrease in research and development efforts in trodulamine ($0.2 million). These reductions were partially offset by increased research and clinical development efforts and consulting expenses ($1.8 million) related to our squalamine program for the treatment of age-related macular degeneration.

General and Administrative Expenses

We recognized general and administrative expenses of $2.9 million and $3.6 million in 2003 and 2002, respectively. General and administrative expenses consist principally of personnel costs, professional fees and public company expenses. General and administrative costs decreased in the year ended December 31, 2003, as compared to the same period the year before, due principally to reduced payroll and related costs associated with our realignment of operations in 2002 ($0.3 million), the absence of a one time accrual of severance and related costs associated with our realignment of operations in August and November of 2002 ($0.2 million), as well as continuing cost containment initiatives. These reductions were partially offset by small increases in several categories of general corporate expenses.

Interest Income and Expense

We recognized interest income of $88 thousand and $0.3 million in 2003 and 2002, respectively. We recognized interest expense of $65 thousand and $0.2 million in 2003 and 2002, respectively. Interest income is primarily comprised of income generated from cash and investments. Interest expense is primarily comprised of expense related to our indebtedness to Merrill Lynch. Interest income decreased during the year ended December 31, 2003, as compared to the same period a year ago, due to declining investment interest yields and lower average investment balances. Interest expense decreased during the year ended December 31, 2003, as compared to the prior year, due to the repayment of our indebtedness to Merrill Lynch.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments were $32.2 million at December 31, 2004 as compared to $13.1 million at December 31, 2003. The primary use of cash was to finance our research and development operations.

Since inception, we have funded our operations primarily from the proceeds of public and private placements of our securities totaling approximately $207.1 million since our initial public offering in December 1991 and including the proceeds from the following private placements of our securities, net of costs, in 2002, 2003 and 2004:

•	$ 6.9 million—April 2002;

•	$ 4.9 million—May 2003;

•	$ 7.9 million—November 2003;

•	$ 19.9 million—January 2004; and

•	$ 13.5 million—November 2004.

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

Current liabilities increased by $1.0 million from $2.9 million at December 31, 2003 to $3.9 million at December 31, 2004, due primarily to an increase in accounts payable and accrued expenses resulting from the timing and magnitude of our current development contracts. Prior to 1999, we had an agreement with Abbott Laboratories (Abbott) providing for the purchase of approximately $10.0 million of bulk drug substance for LOCILEX Cream. As FDA approval of LOCILEX Cream did not occur, we renegotiated this agreement with Abbott in 1999, paying Abbott $4.2 million and receiving partial delivery of material. An additional $3.4 million was due to Abbott and payable if we receive in excess of $10.0 million of additional funds in any year beginning in 2000, in which case 15% of such excess over $10.0 million shall be payable to Abbott. We have no further purchase commitments to Abbott and Abbott has no further supply requirements to us. As a result of the Company’s financing activities during 2000 and 2001 and other cash inflows, $1.4 million and $0.5 million of this liability was payable and paid to Abbott on March 1, 2001 and 2002, respectively. No portion of the liability was payable to Abbott on March 1, 2003 as the Company did not receive in excess of $10.0 million of cash inflows during 2002. As a result of the Company’s financing activities during 2003 and other cash inflows, $1.0 million of the remaining liability was payable and paid to Abbott on March 1, 2004. As a result of the Company’s financing activities during 2004, the remaining liability of $0.6 million is due and payable to Abbott on March 1, 2005 and is included in short-term liabilities as of December 31, 2004.

Our capital expenditure requirements will depend upon numerous factors, including the progress of our research and development programs, the time and cost required to obtain regulatory approvals, our ability to enter into additional collaborative arrangements, the demand for products based on our technology, if and when such products are approved, and possible acquisitions of products, technologies and companies. We had no significant capital commitments as of December 31, 2004.

In April 2001, we entered into a research collaboration and licensing agreement and a preferred stock purchase agreement with MedImmune pursuant to which we received $10.0 million. MedImmune has funded $2.5 million plus external cost reimbursements for our research and development activities through April 2003. During 2004 and 2003, funding of $0.9 million and $0.7 million, respectively, was received from MedImmune. Of the amount received in 2003, $0.4 million was specifically related to the $2.5 million research and development funding with the remainder comprised of external cost reimbursements. Of the amount received in 2004, $0.5 million was payment for the achievement of a contractual milestone and the remainder comprised of external cost reimbursements.

We regularly explore alternative means of financing our operations and seek funding through various sources, including public and private securities offerings, collaborative arrangements with third parties and other strategic alliances and business transactions. We currently do not have any commitments to obtain additional funds, and may be unable to obtain sufficient funding in the future on acceptable terms. If we cannot obtain funding, we will need to delay, scale back or eliminate research and development programs or enter into collaborations with third parties to commercialize potential products or technologies that we might otherwise seek to develop or commercialize ourselves, or seek other arrangements. If we engage in collaborations, we may receive lower consideration upon commercialization of such products than if we had not entered into such arrangements, or if we entered into such arrangements at later stages in the product development process. Additional factors that may impact our ability to raise capital are described under “Risk Factors.”

In January 2004, we completed the sale of 4,950,500 shares of our common stock for gross proceeds of $20.0 million. In November 2004, we completed the sale of 4,183,422 shares of our common stock for gross proceeds of $14.4 million. We believe that the proceeds of these offerings, in addition to our current cash, cash equivalents and short-term investments at December 31, 2004, are sufficient to meet our research and development goals and sustain operations through 2005.

Contractual Cash Obligations

The table below sets forth our contractual obligations at December 31, 2004 (in thousands):

		Cash Payments Due by Period
Contractual Cash Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Abbott settlement [1]	$563	$563	$—	$—	$—
Operating lease on building [2]	1,156	383	773	—	—
Operating leases and maintenance contracts on equipment	128	65	63	—	—
R&D contracts	316	284	32	—	—
Clinical trial contracts	221	221	—	—	—
Manufacturing contracts	357	357	—	—	—

Total contractual cash obligations	$2,741	$1,873	$868	$—	$—

[1]	Payable if we receive in excess of $10.0 million of additional funds in any year beginning in 2000, in which case 15% of such excess over $10.0 million shall be payable to Abbott.
[2]	The lease provides for escalations relating to increases in the Consumer Price Index not to exceed 7% but no less than 3.5% beginning in December 2002. We have assumed a minimum lease payment escalation of 3.5% for the purposes of this table.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to risks associated with interest rate changes. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We invest in only U.S. government, government agency, corporate and bank or institutional money market funds with investment standards comparable to our investment policy. The policy limits the amount of credit exposure we may have to any one issue, issuer or type of investment other than U.S. government debt.

As of December 31, 2004, our portfolio investments consisted of $14.2 million in cash and cash equivalents and $17.9 million in U.S. Treasury or U.S. government agency debt instruments having a maturity of less than one year. Due to the nature of our investment portfolio, management believes that a sudden change in interest rates would not have a material effect on the value of the portfolio. Management estimates that if the average annualized yield of our investments had decreased by 100 basis points, our interest income for the year ended December 31, 2004 would have decreased by approximately $0.3 million. This estimate assumes that the decrease occurred on the first day of 2004 and reduced the annualized yield of each investment instrument by 100 basis points. Correspondingly, if the average annualized yield of our investments had increased by 100 basis points, our interest income for the year ended December 31, 2004 would have increased by $0.3 million. This estimate assumes that the increase occurred on the first day of 2004 and increased the annualized yield of each investment instrument by 100 basis points. The impact on our future interest income will depend largely on the gross amount of our investment portfolio.

We do not currently have any significant direct foreign currency exchange rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Financial Statements beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

For the year ended December 31, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer (the principal finance and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that, as of December 31, 2004, our disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. A control system, no matter how well designed and operated, cannot provide assurance that the objectives of the control system are being met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Report on Internal Control over Financial Reporting

The management of Genaera Corporation is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities and Exchange Act of 1934, as amended. Genaera’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can only provide reasonable assurance with respect to financial statement preparation and presentation.

Genaera’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, it used the criteria set forth by the Committee on Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment we believe that, as of December 31, 2004, the Company’s internal control over financial reporting is effective based on those criteria.

Genaera’s independent registered public accounting firm has issued an audit report on our assessment of the Company’s internal control over financial reporting. Their report appears below.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Genaera Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Genaera Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Genaera Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Genaera Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Genaera Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Genaera Corporation as of December 31, 2004 and 2003, and the related statements of operations, changes in stockholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 15, 2005 expressed an unqualified opinion on those financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania

March 15, 2005

ITEM 9B. OTHER INFORMATION

None.

PART III

This Part incorporates certain information from our Proxy Statement for the 2005 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. Notwithstanding such incorporation, the sections of our 2005 Proxy Statement entitled “Report of the Compensation Committee” and “Performance Graph” shall not be deemed to be “filed” as part of this Annual Report.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this item concerning our directors is incorporated herein by reference to the section entitled “Nominees for Election” and “Corporate Governance” in our Proxy Statement for the 2005 Annual Meeting of Stockholders. Information required by this item concerning our executive officers is included in Part I of this Annual Report.

The Company adopted a corporate code of ethics in December 2003. This code of ethics applies to all of the Company’s employees and directors and includes the code of ethics for the Company’s principal executive officer, principal financial officer, principal accounting officer or controller within the meaning of the SEC regulations adopted under the Sarbanes-Oxley Act of 2002. The Company’s corporate code of ethics is posted under the Investor Relations section of its website at www.genaera.com. Please note that none of the information on the Company’s website is incorporated by reference in this Annual Report.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item is incorporated herein by reference to the section entitled “Compensation of Executive Officers and Directors” in our Proxy Statement for the 2005 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this item is incorporated herein by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for the 2005 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is incorporated herein by reference to the section entitled “Certain Relationships and Related Transactions” in our Proxy Statement for the 2005 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is incorporated herein by reference to the section entitled “Principal Accountant Fees and Services” in our Proxy Statement for the 2005 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this Annual Report:

1. Index to Financial Statements

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

Exhibit No.
3.1	Third Restated Certificate of Incorporation of Genaera Corporation (Incorporated by reference to Exhibit 3.1 filed with the Company’s Quarterly Report on Form 10-Q for June 30, 2003)

3.2	Certificate of Designations, Preferences and Rights of Series A Preferred Stock of Magainin Pharmaceuticals, Inc. dated May 8, 2000 (Incorporated by reference to Exhibit 10.2 filed with the Company’s Quarterly Report on Form 10-Q for June 30, 2000)

3.3	Certificate of Ownership and Merger Merging M Merger Sub, Inc. with and into Magainin Pharmaceuticals Inc. dated March 9, 2001 (Incorporated by reference to Exhibit 3.5 filed with the Company’s Quarterly Report on Form 10-Q for March 31, 2001)

3.4	Certificate of Designations, Preferences and Rights of Series B Preferred Stock of Genaera Corporation dated April 19, 2001 (Incorporated by reference to Exhibit 3.7 filed with the Company’s Quarterly Report on Form 10-Q for March 31, 2001)

3.5	By-laws of Genaera Corporation, as Amended and Restated on May 16, 2002 (Incorporated by reference to Exhibit 3.2 filed with the Company’s Quarterly Report on Form 10-Q for June 30, 2002)

3.6	Amended and Restated Certificate of Designations, Preferences and Rights for the Series C-1 Preferred Stock dated June 9, 2003 (Incorporated by reference to Exhibit 3.1 filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2003)

3.7	Amended and Restated Certificate of Designations, Preferences and Rights for the Series C-2 Preferred Stock dated June 9, 2003 (Incorporated by reference to Exhibit 3.2 filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2003)

4.1	Specimen copy of stock certificate for shares of Common Stock of Genaera Corporation (Incorporated by reference to Exhibit 4.1 filed with the Company’s Quarterly Report on Form 10-Q for March 31, 2001)

Exhibit No.
10.1 #	1992 Stock Option Plan of the Registrant, as Amended (Incorporated by reference to Exhibit A filed with the Company’s Proxy Statement for the 1996 Annual Meeting of Stockholders)

10.2#	Amended 1998 Equity Compensation Plan, as Amended and Restated on July 22, 2002 (Incorporated by reference to Exhibit 3.2 filed with the Company’s Quarterly Report on Form 10-Q for June 30, 2002)

10.3#	2004 Stock-Based Incentive Plan (Incorporated by reference to Exhibit 10.0 filed with the Company’s Quarterly Report on Form 10-Q for June 30, 2004)

10.4#	Form of Stock Option Agreement under Stock Option Plans (Incorporated by reference to Exhibit 4.6 filed with the Company’s Registration Statement No. 33-43579 on Form S-1)

10.5#	Amended and Restated Consulting Agreement with Michael A. Zasloff, M.D., Ph.D. (Incorporated by reference to Exhibit 10.5 filed with the Company’s Annual Report on Form 10-K for December 31, 2001)

10.6#+	Employment Agreement with Roy C. Levitt, M.D. (Incorporated by reference to Exhibit 10.24 filed with the Company’s Annual Report on Form 10-K for December 31, 1995)

10.7#	Employment Agreement with Kenneth J. Holroyd, M.D. (Incorporated by reference to Exhibit 10.12 filed with the Company’s Annual Report on Form 10-K/A for December 31, 1998)

10.8#	Employment Agreement with Christopher P. Schnittker (Incorporated by reference to Exhibit 10.13 filed with the Company’s Annual Report on Form 10-K for December 31, 2000)

10.9#	Employment Agreement with Sean M. Johnston, Ph.D. (Incorporated by reference to Exhibit 10.14 filed with the Company’s Annual Report on Form 10-K for December 31, 2000)

10.10#	Employment Agreement with Angeline K. Shashlo (Incorporated by reference to Exhibit 10.3 filed with the Company’s Quarterly Report on Form 10-Q for June 30, 2002)

10.11#	Employment Agreement with John A. Skolas (Incorporated by reference to Exhibit 10.35 filed with the Company’s Annual Report on Form 10-K for December 31, 2003)

10.12#	Employment Agreement with John L. Armstrong, Jr. (Incorporated by reference to Exhibit 10.36 filed with the Company’s Annual Report on Form 10-K for December 31, 2003)

10.13#	Employment Agreement with Roy C. Levitt, M.D. (Incorporated by reference to Exhibit 10.2 filed with the Company’s Quarterly Report on Form 10-Q for June 30, 2004)

10.14#	Form and Schedule of Stock Awards to Executive Officers (Incorporated by reference to Exhibit 4.7 filed with the Company’s Registration Statement No. 333-62073 on Form S-8)

10.15#	Change in Control Agreement with Roy C. Levitt, M.D. (Incorporated by reference to Exhibit 10.1 filed with the Company’s Quarterly Report on Form 10-Q for September 30, 2004)

10.16#	Change in Control Agreement with John L. Armstrong, Jr. (Incorporated by reference to Exhibit 10.2 filed with the Company’s Quarterly Report on Form 10-Q for September 30, 2004)

10.17#	Change in Control Agreement with John A. Skolas (Incorporated by reference to Exhibit 10.3 filed with the Company’s Quarterly Report on Form 10-Q for September 30, 2004)

10.18	Lease with respect to Plymouth Meeting, Pennsylvania office and laboratory space dated December 13, 2001 (Incorporated by reference to Exhibit 10.12 filed with the Company’s Annual Report on Form 10-K for December 31, 2001)

10.19	Amended Patent License Agreement and Sponsored Research Agreement with The Children’s Hospital of Philadelphia (Incorporated by reference to Exhibit 10.1 filed with the Company’s Quarterly Report on Form 10-Q for June 30, 2003)

Exhibit No.
10.20	License Agreement with Multiple Peptide Systems, Inc. (Incorporated by reference to Exhibit 10.12 filed with the Company’s Registration Statement No. 33-43579 on Form S-1)

10.21	Second Amendment to License Agreement with Multiple Peptide Systems, Inc. (Incorporated by reference to Exhibit 10.30 filed with the Company’s Quarterly Report on Form 10-Q for September 30, 1996)

10.22+	Assignment Agreement between Magainin Pharmaceuticals, Inc., Roy C. Levitt, M.D. and GeneQuest, Inc. (Incorporated by reference to Exhibit 10.25 filed with the Company’s Annual Report on Form 10-K for December 31, 1995)

10.23+	Development, Supply and Distribution Agreement, effective as of February 12, 1997, with SmithKline Beecham Corporation (Incorporated by reference to Exhibit 10.29 filed with the Company’s Annual Report on Form 10-K for December 31, 1996)

10.24	Settlement and Termination Agreement between Abbott Laboratories Inc. and Magainin Pharmaceuticals, Inc., effective September 8, 1999 (Incorporated by reference to Exhibit 99.1 filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 1999)

10.25	Registration Rights Agreement between Magainin Pharmaceuticals, Inc. and Genentech, Inc. dated April 28, 2000 (Incorporated by reference to Exhibit 10.4 filed with the Company’s Quarterly Report on Form 10-Q for June 30, 2000)

10.26+	Amended License Agreement between Magainin Pharmaceuticals, Inc. and Ludwig Institute for Cancer Research dated December 20, 1999 (Incorporated by reference to Exhibit 10.1 filed with the Company’s Quarterly Report on Form 10-Q for March 31, 2001)

10.27+	Second Research Agreement between Magainin Pharmaceuticals, Inc. and Ludwig Institute for Cancer Research dated December 20, 1999 (Incorporated by reference to Exhibit 10.2 filed with the Company’s Quarterly Report on Form 10-Q for March 31, 2001)

10.28+	Notice of Renewal of Second Research Agreement between Genaera Corporation and Ludwig Institute for Cancer Research dated October 31, 2001 (Incorporated by reference to Exhibit 10.22 filed with the Company’s Annual Report on Form 10-K for December 31, 2001)

10.29	Settlement Agreement between Genaera Corporation and Genentech, Inc. dated April 18, 2001 (Incorporated by reference to Exhibit 10.3 filed with the Company’s Quarterly Report on Form 10-Q for March 31, 2001)

10.30+	Collaboration and License Agreement between Genaera Corporation and MedImmune, Inc. dated April 19, 2001 (Incorporated by reference to Exhibit 10.4 filed with the Company’s Quarterly Report on Form 10-Q for March 31, 2001)

10.31	Amendment to Collaboration and License Agreement between Genaera Corporation and MedImmune, Inc. effective April 19, 2001 (Incorporated by reference to Exhibit 10.25 filed with the Company’s Annual Report on Form 10-K for December 31, 2001)

10.32	Preferred Stock Purchase Agreement between Genaera Corporation and MedImmune, Inc. dated April 19, 2001 (Incorporated by reference to Exhibit 10.5 filed with the Company’s Quarterly Report on Form 10-Q for March 31, 2001)

10.33	Warrants to purchase shares of Genaera Corporation Common Stock by Ladenburg Thalmann dated December 12, 2001 (Incorporated by reference to Exhibit 10.27 filed with the Company’s Annual Report on Form 10-K for December 31, 2001)

Exhibit No.
10.34	Placement Agency Agreement dated April 5, 2002 by and between Genaera Corporation and Wells Fargo Securities, LLC (Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 8, 2002)

10.35+	License, Development and Commercialization Agreement Between Genaera Corporation and Laboratorios Bago SA (Incorporated by reference to Exhibit 10.1 filed with the Company’s Quarterly Report on Form 10-Q for September 30, 2002)

10.36	Placement Agency Agreement between Genaera Corporation and Fortis Securities Inc. dated as of November 11, 2003 (Incorporated by reference to Exhibit 99.2 with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 14, 2003)

10.37	Consent Agreement to Amend and Restate the Certificates of Designations, Preferences and Rights for the Series C-1 Preferred Stock and Series C-2 Preferred Stock (Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2003)

10.38	Series C-1 and C-2 Preferred Stock and Warrant Purchase Agreement dated May 23, 2003 (Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 2003)

10.39	Amendment No. 1 to Series C-1 and C-2 Preferred Stock and Warrant Purchase Agreement dated June 9, 2003 (Incorporated by reference to Exhibit 10.2 filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2003)

10.40	Form of Warrants to Purchase 1,500,000 Shares of Common Stock (Incorporated by reference to Exhibit 10.2 filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 2003)

10.41	Form of Warrants to Purchase 500,000 Shares of Common Stock (Incorporated by reference to Exhibit 10.3 filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 2003)

10.42*#	Employment Agreement with Michael J. Gast, M.D.

12.1*	Schedule of Ratio of Fixed Charges to Earnings

23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm

24.1*	Power of Attorney (Included on signature page of this Annual Report on Form 10-K)

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

Explanation	of Footnotes to Listing of Exhibits:

*	Filed herewith.
#	Compensation plan or arrangement in which directors or executive officers are eligible to participate.
+	Portions of this Exhibit were omitted and filed separately with the Securities and Exchange Commission pursuant to an order granting confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENAERA CORPORATION

Date: March 15, 2005	By:	/s/ ROY C. LEVITT
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

Signature	Title	Date

/s/ R. FRANK ECOCK R. Frank Ecock	Director	March 15, 2005

/s/ ZOLA P. HOROVITZ Zola P. Horovitz, Ph.D.	Director	March 15, 2005

/s/ OSAGIE O. IMASOGIE Osagie O. Imasogie	Director	March 15, 2005

/s/ ROY C. LEVITT Roy C. Levitt, M.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2005

/s/ ROBERT F. SHAPIRO Robert F. Shapiro	Director	March 15, 2005

/s/ JOHN A. SKOLAS John A. Skolas	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2005

/s/ JAMES B. WYNGAARDEN James B. Wyngaarden, M.D	Director	March 15, 2005

GENAERA CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Genaera Corporation:

We have audited the accompanying balance sheets of Genaera Corporation as of December 31, 2004 and 2003, and the related statements of operations, changes in stockholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Genaera Corporation as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Genaera Corporation’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/    KPMG LLP

Philadelphia, Pennsylvania

March 15, 2005

GENAERA CORPORATION

BALANCE SHEETS

(In thousands, except per share amounts)

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$14,217	$6,625
Short-term investments (NOTES 3 and 6)	17,934	6,510
Prepaid expenses and other current assets	602	264

Total current assets	32,753	13,399

Fixed assets, net (NOTE 4)	736	1,095
Other assets	59	59

Total assets	$33,548	$14,553

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses (NOTE 5)	$3,323	$1,917
Accrued development expense—short-term (NOTE 15)	563	966

Total current liabilities	3,886	2,883
Accrued development expense—long-term (NOTE 15)	—	563
Other liabilities (NOTE 12)	580	485

Commitments, contingencies and other matters (NOTE 15)

Stockholders’ equity:
Preferred stock—$.001 par value; 9,211 shares authorized; none issued and outstanding at December 31, 2004 and 2003 (NOTE 7)	—	—
Common stock—$.002 par value; 75,000 shares authorized; 57,072 and 47,024 shares issued and outstanding at December 31, 2004 and 2003, respectively	114	94
Additional paid-in capital	242,145	205,826
Accumulated other comprehensive loss—unrealized loss on investments	(6)	—
Accumulated deficit	(213,171)	(195,298)

Total stockholders’ equity	29,082	10,622

Total liabilities and stockholders’ equity	$33,548	$14,553

See accompanying notes to financial statements.

GENAERA CORPORATION

STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2004	2003	2002
Collaborative research agreement and grant revenues	$873	$1,113	$1,517

Costs and expenses:
Research and development	14,004	7,922	10,216
General and administrative	4,951	2,864	3,560

	18,955	10,786	13,776

Loss from operations	(18,082)	(9,673)	(12,259)
Interest income	329	88	260
Interest expense	(2)	(65)	(157)
Gain (loss) on sale of fixed assets	(118)	257	—

Net loss	(17,873)	(9,393)	(12,156)
Dividends on preferred stock, including $3,050 attributable to a beneficial conversion feature in 2003	—	(3,085)	(73)

Net loss applicable to common stockholders	$(17,873)	$(12,478)	$(12,229)

Net loss applicable to common stockholders per share—basic and diluted	$(0.34)	$(0.32)	$(0.35)

Weighted average shares outstanding—basic and diluted	52,839	38,634	34,894

See accompanying notes to financial statements.

GENAERA CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’

EQUITY AND COMPREHENSIVE LOSS

(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Compre- hensive Income (Loss)	Accumulated Deficit	Total Stock- holders’ Equity
	Number of Shares	Amount
Balance at January 1, 2002	32,864	$66	$180,112	$23	$(170,591)	$9,610
Exercise of stock options and compensation expense under option grants and stock awards	43	—	208	—	—	208
Common stock issued pursuant to private placement	2,759	5	6,938	—	—	6,943
Dividends on preferred stock	—	—	—	—	(72)	(72)
Comprehensive loss:
Net loss	—	—	—	—	(12,156)	(12,156)
Carrying value adjustment	—	—	—	(22)	—	(22)

Total comprehensive loss						(12,178)

Balance at December 31, 2002	35,666	71	187,258	1	(182,819)	4,511
Exercise of stock options and compensation expense under option grants and stock awards	275	1	752	—	—	753
Common stock issued pursuant to private placement	2,050	4	7,889	—	—	7,893
Series C-1 and C-2 convertible preferred stock and common stock warrants issued pursuant to private placement	—	—	4,922	—	—	4,922
Beneficial conversion feature related to the issuance of Series C-1 and C-2 convertible preferred stock	—	—	3,050	—	—	3,050
Discount on Series C-1 and C-2 convertible preferred stock	—	—	(3,050)	—	—	(3,050)
Conversion of Series B preferred stock	2,000	4	(4)	—	—	—
Conversion of Series C-1 convertible preferred stock	2,500	5	(5)	—	—	—
Conversion of Series C-2 convertible preferred stock	2,500	5	(5)	—	—	—
Exercise of common stock warrants issued pursuant to May 2003 private placement	1,492	3	819	—	—	822
Conversion of Series A redeemable convertible preferred stock	541	1	1,150	—	—	1,151
Dividends on Series A redeemable convertible preferred stock	—	—	—	—	(35)	(35)
Amortization of beneficial conversion feature	—	—	3,050	—	(3,050)	—
Comprehensive loss:
Net loss	—	—	—	—	(9,393)	(9,393)
Carrying value adjustment	—	—	—	(1)	—	(1)

Total comprehensive loss						(9,394)

Balance at December 31, 2003	47,024	94	$205,826	—	(195,298)	10,622
Exercise of stock options and compensation expense under option grants and stock awards	714	1	2,634	—	—	2,635
Common stock issued pursuant to private placement	9,134	18	33,412	—	—	33,430
Exercise of common stock warrants issued pursuant to May 2003 private placement	200	1	273	—	—	274
Comprehensive loss:
Net loss	—	—	—	—	(17,873)	(17,873)
Carrying value adjustment	—	—	—	(6)	—	(6)

Total comprehensive loss						(17,879)

Balance at December 31, 2004	57,072	$114	$242,145	$(6)	$(213,171)	$29,082

See accompanying notes to financial statements.

GENAERA CORPORATION

STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2004	2003	2002
Cash Flows From Operating Activities:
Net loss	$(17,873)	$(9,393)	$(12,156)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	344	489	510
Amortization of investment discounts/premiums	(149)	(67)	(232)
Compensation expense on option grants and equity awards	841	211	204
(Gain) loss on sale of fixed assets	118	(257)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(338)	(75)	32
Accounts payable and accrued expenses	1,406	616	(1,219)
Accrued development expenses	(966)	—	(480)
Other liabilities	95	253	100

Net cash used in operating activities	(16,522)	(8,223)	(13,241)

Cash Flows From Investing Activities:
Purchase of investments	(37,781)	(19,762)	(26,967)
Proceeds from maturities of investments	26,500	21,350	33,250
Proceeds from sales of fixed assets	—	257	—
Capital expenditures	(103)	(43)	(595)

Net cash (used in) provided by investing activities	(11,384)	1,802	5,688

Cash Flows From Financing Activities:
Payments on notes payable	—	(2,500)	—
Net proceeds from issuance of Series C-1 and C-2 convertible preferred stock and common stock warrants	—	4,922	—
Net proceeds from issuance of common stock	33,430	7,893	6,943
Proceeds from exercise of options and warrants	2,068	1,363	5

Net cash provided by financing activities	35,498	11,678	6,948

Net increase (decrease) in cash and cash equivalents	7,592	5,257	(605)
Cash and cash equivalents at beginning of year	6,625	1,368	1,973

Cash and cash equivalents at end of year	$14,217	$6,625	$1,368

Supplemental Cash Flow Information:
Cash paid during the period for interest	$2	$76	$160

Conversion of Series A redeemable convertible preferred stock into common stock	$—	$1,117	$—

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

In September 2000, the Company formed a subsidiary, M Merger Sub, Inc. The subsidiary transacted no business and had no assets, but was required to file state and federal tax returns. In March 2001, the Company’s subsidiary was merged into Genaera Corporation. In 2002 and 2003, the Company was required to file income tax returns on behalf of the subsidiary in Pennsylvania. The subsidiary’s obligation to file income tax returns was terminated at the end of 2003 by filing withdrawal documents with the Pennsylvania Department of Revenue and the Company’s financial statements no longer refer to a consolidated subsidiary.

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

NOTE 2. Summary of Significant Accounting Policies

Use of Estimates—The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and related notes. Actual results could differ from those estimates.

Cash and Cash Equivalents—The Company considers all highly liquid investment instruments purchased with a maturity of three months or less to be cash equivalents.

Investments—Investments purchased with a maturity of more than three months that mature less than twelve months from the balance sheet date are classified as short-term investments. Long-term investments are those with maturities greater than twelve months from the balance sheet date. The Company generally holds investments to maturity; however, since the Company may, from time to time, sell securities to meet cash requirements, the Company classifies its investments as available-for-sale as defined by SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Available-for-sale securities are carried at market value with unrealized gains and losses, which are temporary, reported as a separate component of stockholders’ equity. Gross realized gains and losses on the sales of investment securities are determined using the specific identification method.

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

Impairment of Long-Lived Assets—The Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“SFAS 144”) as of January 1, 2002. SFAS 144 provides a single accounting model for long-lived assets to be disposed of. It also changes the criteria for classifying an asset as held for sale

GENAERA CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

and broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. The adoption of SFAS 144 did not affect the Company’s financial statements.

In accordance with SFAS 144, long-lived assets subject to amortization, such as fixed assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held-for-sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Revenue Recognition—In accordance with Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements (“SAB 101”) revenues from research and development arrangements are recognized in accordance with the terms of the related agreements, either as services are performed or as milestones are achieved. Revenues related to up-front fees are deferred and recognized over specified future performance periods. Prior to the issuance of SAB 101 in December 1999, the Company recognized up-front fees in the period in which they were received.

In December 2003, the staff of the United States Securities and Exchange Commission (“SEC”) issued SAB No. 104, Revenue Recognition (“SAB 104”). SAB 104 updated the guidance in SAB 101 and requires companies to identify separate units of accounting based on the consensus reached in Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). EITF 00-21 provides guidance on how to determine when an arrangement involving multiple revenue-generating activities or deliverables should be divided into separate units of accounting for revenue recognition purposes and, if this division is required, how the arrangement consideration should be allocated among the separate units of accounting. The adoption of EITF 00-21 did not impact the Company’s historical financial position or results of operations, but could affect the timing pattern of revenue recognition for future collaborative research and/or licensing agreements.

In January 2002, the EITF issued EITF No. 01-14, Income Statement Characterization of Reimbursements received for “Out-of-Pocket” Expenses Incurred (“EITF 01-14”). In accordance with EITF 01-14, reimbursements received for out-of-pocket expenses are characterized as revenue in the accompanying statements of operations for all periods presented.

Research and Development—Research and development (“R&D”) expenses include related salaries, facility costs, contract costs, contract manufacturing costs and costs associated with collaborative R&D arrangements. In addition, the Company funds R&D at other research institutions under agreements that are generally cancelable. R&D expenses also include external activities such as investigator-sponsored trials. All such costs are charged to R&D expense systematically as incurred, which may be measured by patient enrollment or the passage of time.

Patent Costs—Patent-related costs, including professional fees and filing fees, are expensed as incurred.

Lease Expense—Expense related to the facility lease is recorded on a straight-line basis over the lease term. The difference between rent expense incurred and the amount paid is recorded as deferred rent and is classified under “Other Liabilities” on the balance sheet.

GENAERA CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation—The Company accounts for its fixed-plan stock options under the intrinsic-value-based method set forth by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations including Financial Accounting Standards Board (“FASB”) Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, issued in March 2000. Under this method, compensation cost is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation. Stock or other equity-based compensation for non-employees must be accounted for under the fair-value-based method as required by SFAS 123 and EITF Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, and other related interpretations. Under this method, the equity-based instrument is valued at the fair value of either the consideration received or the equity instrument issued on the date of grant. The resulting compensation cost is recognized and charged to operations over the service period, which is usually the vesting period. As allowed by SFAS 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS 123. The following table illustrates the effect on net loss applicable to common stockholders if the fair-value-based method had been applied to all outstanding and unvested stock-based awards in each period (in thousands, except per share amounts).

	2004	2003	2002
Net loss applicable to common stockholders, as reported	$(17,873)	$(12,478)	$(12,229)
Add: Stock-based employee compensation expense included in reported net loss applicable to common stockholders	729	176	95
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all stock-based awards	(1,561)	(1,692)	(2,386)

Pro forma net loss applicable to common stockholders	$(18,705)	$(13,994)	$(14,520)

Net loss applicable to common stockholders per share—basic and diluted:
As reported	$(0.34)	$(0.32)	$(0.35)

Pro forma	$(0.35)	$(0.36)	$(0.42)

The resulting effect on pro forma net loss applicable to common stockholders and pro forma net loss applicable to common stockholders per share disclosed above may not be representative of the effects on a pro forma basis in future years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2004	2003	2002
Range of risk free interest rates	3.0%-4.0%	3.6%-3.9%	3.6%-4.9%
Dividend yield	0%	0%	0%
Volatility factor	121%	121%	110%
Weighted average expected life of options (in years)	6.0	6.0	7.5
Weighted average fair value of options granted during the year	$3.21	$2.84	$0.99

Income Taxes—The Company accounts for income taxes using the asset and liability method as prescribed by SFAS No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are determined based on

GENAERA CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

differences between the financial reporting and tax bases of assets and liabilities, and net operating losses and credit carryforwards. Deferred tax assets and liabilities are measured using the enacted tax rates and laws that will be in effect when the temporary differences are expected to reverse. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits that are not expected to be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period in which tax rate changes are enacted.

Loss Per Share—The Company calculates loss per share under the provisions of SFAS No. 128 Earnings Per Share, (“SFAS 128”). SFAS 128 requires a dual presentation of “basic” and “diluted” loss per share on the face of the statement of operations. Basic loss per share is computed by dividing the net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted loss per share includes the dilutive effect, if any, from the potential exercise or conversion of securities, such as stock options and warrants, which would result in the issuance of shares of common stock. For the year ended December 31, 2004, options and warrants to purchase 5,376,641 shares of the Company’s common stock were not included in the calculation of the diluted per share amounts as their effect was anti-dilutive. Basic and diluted loss per share amounts are the same as the Company reported a loss for all periods presented.

Comprehensive Income—SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting of comprehensive income and its components. Comprehensive income consists of reported net income or loss and “other comprehensive income” (i.e., other gains and losses affecting stockholders’ equity that, under U.S. generally accepted accounting principles, are excluded from net income or loss as reported on the statement of operations). With regard to the Company, other comprehensive income consists of unrealized gains and losses on marketable securities.

New Accounting Pronouncements—On December 16, 2004, the FASB published SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. Accordingly, the Company will implement the revised standard in the third quarter of fiscal year 2005. The implications of this revised standard will materially impact the Company’s results of operations in the third quarter of fiscal year 2005 and thereafter. If the Company had applied the provisions of SFAS 123R to the financial statements for the year ended December 31, 2004, net loss attributed to common stockholders would have increased by approximately $2,041,000.

Reclassifications—Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 3. Investments

The Company invests in securities of the U.S. Treasury and U.S. government agencies. Excess cash is invested on a short-term basis in U.S. government-based money market funds. At December 31, 2004, the Company had $13,939,000 and $3,995,000 invested in U.S. Treasury securities and U.S. government agency securities, respectively. The Company had unrealized losses of $6,000 at December 31, 2004 and unrealized gains of $1,000 at December 31, 2002. The Company realized $1,000 of gains on its investments during the year ended December 31, 2003.

GENAERA CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

NOTE 4. Fixed Assets

Fixed assets are summarized as follows (in thousands):

	December 31, 2004	December 31, 2003
Laboratory and office equipment	$744	$4,363
Leasehold improvements	1,137	1,873

	1,881	6,236
Less accumulated depreciation and amortization	(1,145)	(5,141)

	$736	$1,095

Depreciation expense for the years ended December 31, 2004, 2003 and 2002 was $344,000, $489,000 and $510,000, respectively. During the year ended December 31, 2004, the Company removed approximately $4,100,000 of fully depreciated fixed assets from its records.

NOTE 5. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	December 31, 2004	December 31, 2003
Accounts payable	$1,233	$579
Employee compensation	693	179
Manufacturing development costs	357	60
Professional fees	298	195
Preclinical costs	284	93
Clinical and regulatory costs	221	746
Other	237	65

	$3,323	$1,917

NOTE 6. Note Payable

In the second quarter of 2002, the Company refinanced its $2,500,000 note payable with Merrill Lynch Bank USA. Under the terms of this note payable, the Company made monthly interest-only payments at an annual rate of 5.346%, with principal due in June 2003. In June 2003, the Company’s note payable matured and was not refinanced. The Company used its collateralized cash (which amounted to approximately $2,800,000 as of December 31, 2002) to satisfy the outstanding balance of $2,500,000 plus $6,000 of accrued but unpaid interest through maturity. Interest expense related to this note payable for the years ended December 31, 2003 and 2002 was $61,000 and $150,000, respectively.

NOTE 7. Preferred Stock

The Company’s certificate of incorporation provides the board of directors the power to issue shares of preferred stock without stockholder approval. This preferred stock could have voting rights, including voting rights that could be superior to that of the Company’s common stock, and the board of directors has the power to

GENAERA CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

determine these voting rights. As of December 31, 2004, the Company’s board of directors has designated 80,000 shares of preferred stock as Series A redeemable convertible preferred stock (the “Series A Preferred Stock”), 10,000 shares of preferred stock as Series B convertible preferred stock (the “Series B Preferred Stock”), 2,500 shares of preferred stock as Series C-1 convertible preferred stock (the “Series C-1 Preferred Stock”), and 2,500 shares of preferred stock as Series C-2 convertible preferred stock (the “Series C-2 Preferred Stock”) (the Series C-1 Preferred Stock and the Series C-2 Preferred Stock are collectively referred to as the “Series C Preferred Stock”). During 2003, each of the holders of Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock elected to convert all of their outstanding and issued convertible preferred stock into shares of the Company’s common stock. Pursuant to the terms of the certificate of designation for each series of preferred stock, all the previously issued shares of Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock have reverted to the status of authorized shares of preferred stock undesignated as to series or other terms. As a result of these transactions, no shares of convertible preferred stock were outstanding at December 31, 2004 or 2003 and all of the 9,211,031 shares of preferred stock authorized under the Company’s Certificate of Incorporation are undesignated and unissued.

In 2003, the Company sold shares of Series C Preferred Stock and warrants. The preferred stock had a conversion price that was below the quoted market price of the Company’s common stock at the time of sale. The Company calculated a beneficial conversion feature of $3,050,000, which represents the excess of the fair value of the preferred stock issued over the proceeds allocable to the preferred stock. The value of the preferred stock issued was estimated based on the conversion feature and the value of the warrants issued was estimated using a Black-Scholes model and the amount of the proceeds allocable to the Series C Preferred Stock and warrants was based on the relative fair values of the securities. The Company was amortizing the value of the beneficial conversion feature as a preferred stock dividend over the 18-month period from the date of issuance of the Series C Preferred Stock to the date on which the Series C Preferred Stock was first known to be convertible. All of the preferred stock became convertible before the end of the 18-month period as the Company’s stock price met defined thresholds. Therefore, the entire amount of the beneficial conversion feature was recognized as a dividend in 2003.

NOTE 8. Common Stock

In November 2003, the Company sold 2,050,000 shares of its common stock, through a private placement, at a price of $4.15 per share. Net proceeds to the Company from the offering totaled $7,893,000, after offering costs, which included a cash fee paid to the placement agent.

On January 21, 2004, the Company sold 4,950,500 shares of its common stock to four institutional investors in a private placement at a purchase price of $4.04 per share. Net proceeds to the Company from the offering totaled approximately $19,930,000 after offering costs of approximately $70,000. The share price was calculated based on a 10% discount to the five-day moving average of the closing price of the Company’s common stock on the Nasdaq SmallCap Market on January 20, 2004. In addition, an aggregate of 990,100 warrants to purchase 990,100 shares of the Company’s common stock were issued to the institutional investors (See “NOTE 9. Common Stock Warrants”).

On November 8, 2004, the Company completed the sale of 4,183,422 shares of its common stock, to unaffiliated institutional investors in a registered direct offering, at a purchase price of $3.45 per share for aggregate proceeds of approximately $13,500,000 after offering expenses ($66,000) and placement agency fees ($866,000). The shares were offered through a prospectus supplement pursuant to the Company’s effective shelf registration statement. The share price represents a 13% discount to the closing price on the Nasdaq SmallCap Market on November 1, 2004.

GENAERA CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

NOTE 9. Common Stock Warrants

In connection with its August 2000 private placement, the Company granted to the placement agent warrants to purchase 167,166 shares of the Company’s common stock at an exercise price of $3.33 per share. These warrants expire on August 17, 2007 and are subject to adjustment under certain circumstances. Such circumstances include the issuance of shares of common stock by the Company for a consideration per share less than the exercise price of the warrants, and the issuance by the Company of securities convertible into shares of common stock for which the exercise or conversion price, when added to the purchase price of such convertible securities, is less than the exercise price of the warrants. All such warrants are currently outstanding and exercisable.

In connection with the execution of an agreement with an investment bank to provide future financing to the Company, on December 12, 2001, the Company granted to the investment bank two separate warrants to purchase 50,000 shares and 200,000 shares of the Company’s common stock at an exercise price of $3.79 per share. The warrant to purchase 50,000 shares is vested. The warrant to purchase 200,000 shares was cancelled without vesting subsequent to December 31, 2001 as a result of the investment bank’s termination by the Company. The warrant to purchase 50,000 shares of common stock expires on December 12, 2006. The compensation expense for the warrant to purchase 50,000 shares of common stock granted to this investment bank was recognized over the respective service period in accordance with the vesting provisions. Compensation expense related to this warrant for the year ended December 31, 2002 was $72,000, and was determined using a Black-Scholes valuation model. All 50,000 warrants are currently outstanding and exercisable.

In connection with its April 2002 private placement, the Company granted to the placement agent warrants to purchase 100,000 shares of the Company’s common stock at an exercise price of $2.75 per share. When issued, these warrants will be fully exercisable and have a term of five years from the date of the transaction.

In connection with its May 2003 private placement, the Company granted warrants to purchase 2,000,000 shares of its common stock at an exercise price of $1.37 per share. These warrants expire on May 23, 2008 and contain certain provisions under which the holder may elect to receive, without the payment by the holder of any additional consideration, a number of shares of the Company’s common stock equal to the value of the warrant, also known as net exercise provisions. Of this total, warrants to purchase 1,500,000 shares were exercisable immediately. The remaining warrants to purchase 500,000 shares were generally exercisable after 18 months from issuance, or beginning on November 23, 2004, or prior to November 23, 2004 if the holder exercised the warrants on a net exercise basis. In August 2003, Ziff Asset Management, L.P. exercised its warrants to purchase 600,000 shares of the Company’s common stock at an exercise price of $1.37 per share, pursuant to these warrants. Proceeds to the Company from the exercise of this warrant were $822,000. In October 2003, Biotechnology Value Fund LP and associated entities and Ziff Asset Management, L.P. exercised their warrants to purchase 1,200,000 shares of the Company’s common stock under the net exercise provisions of these warrants resulting in the issuance of 892,361 shares of common stock. In December 2004, Ziff Asset Management, L.P. exercised their remaining warrants to purchase 200,000 shares of the Company’s common stock at an exercise price of $1.37 per share, pursuant to these warrants. Proceeds to the Company from the exercise of this warrant were $274,000. As a result of these transactions, no warrants under this grant were outstanding as of December 31, 2004.

In connection with its January 21, 2004 private placement, the Company granted warrants to purchase 990,100 shares of its common stock. The warrants have an exercise price of $5.38 per share and expire on January 23, 2009. The exercise price and the number of shares that may be purchased upon exercise of the warrants may be adjusted from time to time as a result of stock dividend, split or subdivision of shares, as well as a combination of shares or merger or consolidation.

GENAERA CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

NOTE 10. Common Stock Options and Restricted Common Stock Awards

In May 1996, the stockholders approved the amended 1992 Stock Option Plan (the “1992 Plan”), which provides for the granting of options for the purchase of up to 2,500,000 shares of common stock. The 1992 Plan expired in May 2002. In May 1998, the stockholders approved the 1998 Equity Compensation Plan (the “1998 Plan”), which provides for the granting of options and stock awards of up to 1,500,000 shares of common stock. In May 2001, the stockholders approved an amendment to the Company’s Amended 1998 Equity Compensation Plan to increase the number of shares of common stock issuable thereunder to 3,500,000 shares. In May 2004, the stockholders approved the 2004 Stock-Based Incentive Compensation Plan (the “2004 Plan”), which provides for the granting of options and stock awards of up to 4,500,000 shares of common stock.

The plans provide for the granting of incentive stock options and nonqualified stock options and are administered by a committee of the Company’s board of directors. The committee has the authority to determine the term during which an option may be exercised (provided that no option may have a term of more than ten years), the exercise price of an option and the rate at which options may be exercised. Incentive stock options may be granted only to employees of the Company. Nonqualified stock options may be granted to employees, directors or consultants of the Company. The exercise price of options under the 1992 Plan, the 1998 Plan and the 2004 Plan cannot be less than the fair market value of the underlying common stock on the date of the grant.

A summary of the status of the Company’s stock options as of December 31, 2004, 2003 and 2002, and changes during the years ended on those dates, is presented below (in thousands, except per share data):

	2004		2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	4,038	$3.88	4,214	$3.77	3,745	$4.62
Granted	1,380	$3.66	591	$3.66	1,306	$1.12
Exercised	(662)	$2.71	(261)	$2.07	(3)	$1.88
Forfeited	(586)	$3.85	(506)	$3.65	(834)	$3.42

Outstanding at end of year	4,170	$4.00	4,038	$3.88	4,214	$3.77

Exercisable at end of year	1,984	$4.86	2,510	$4.74	2,422	$5.19

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2004 (in thousands, except per share data and years):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Exercisable	Weighted Average Exercise Price
$0.40 – $ 1.56	717	7.1 Years	$0.90	370	$0.92
$1.97 – $ 3.35	928	7.1 Years	$2.99	466	$3.00
$3.47 – $ 5.00	1,762	8.5 Years	$3.90	460	$4.11
$5.10 – $ 5.75	170	6.6 Years	$5.37	95	$5.58
$7.13 – $8.25	183	2.0 Years	$7.35	183	$7.35
$9.13	150	0.9 Years	$9.13	150	$9.13
$10.00 – $11.63	260	1.6 Years	$10.68	260	$10.68

$0.40 – $11.63	4,170	6.9 Years	$4.00	1,984	$4.86

GENAERA CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

The 1998 Plan provides for the issuance of common stock awards, up to a maximum of 375,000 shares. The 2004 Plan provides for the issuance of common stock awards with no restriction as to the percentage of shares issued as stock awards in relation to the maximum shares allowable under the plan. Such awards shall be made subject to such performance requirements, vesting provisions, transfer restrictions or other restrictions and conditions as a committee of the Company’s board of directors may determine. As of December 31, 2004, 574,125 and 26,875 shares have been awarded under the 1998 Plan and 2004 Plan, respectively. The cost of these awards will be recognized as expense over the vesting periods, which range from two to four years. The following table provides information as of December 31, 2004 regarding the number of restricted stock awards granted, issued, and outstanding.

Year of Grant	Shares Granted	Shares Cancelled	Shares Issued	Shares Outstanding
1998	146,000	25,000	121,000	—
1999	32,500	2,500	30,000	—
2000	27,500	3,750	23,750	—
2003	95,000	—	23,750	71,250
2004	300,000	50,000	—	250,000

Total	601,000	81,250	198,500	321,250

Compensation expense related to these stock awards for the years ended December 31, 2004, 2003 and 2002 was $503,000, $48,000 and $144,000, respectively.

The Company granted options to purchase 20,000 and 25,000 shares of the Company’s common stock to consultants in the years ended December 31, 2002 and 2000, respectively. No options were granted to consultants in 2004, 2003 or 2001. The compensation expense for options granted to consultants is recognized over the respective service periods ranging up to one year or in accordance with vesting provisions. Compensation expense related to these options for the years ended December 31, 2003 and 2002 was $35,000 and $37,000, respectively. In 2000 and 2003, the Company entered into consulting contracts with former officers of the Company subsequent to their employment. As a result of these contracts, the former officers retained unvested options to purchase 97,500 and 190,000 shares of the Company’s common stock, respectively, after their transition to non-employee status. The Company recorded additional compensation expense of $32,000 and $128,000 for the years ended December 31, 2004 and 2003, respectively, and a reduction to compensation expense of $49,000 for the year ended December 31, 2002 related to these options.

NOTE 11.	Income Taxes

As of December 31, 2004, the Company has $154,895,000 of net operating loss (“NOL”) carryforwards for federal income tax purposes (expiring in years 2005 through 2024). In addition, the Company has NOL carryforwards for state income tax purposes of $122,253,000 (expiring in years 2005 through 2024). Pennsylvania has a $2,000,000 annual limitation on the utilization of NOL carryforwards, thus the Company is not likely to utilize most of its state NOL carryforwards. The Company also has $6,886,000 of research and development tax credits carryforwards available to offset future federal income tax liability (expiring in years 2005 through 2024). The NOL carryforward differs from the accumulated deficit principally due to differences in the recognition of certain expenses between financial and federal tax reporting. As of December 31, 2004, approximately $3,300,000 of the Company’s gross deferred tax assets, for which no tax benefits have been recognized, are attributable to stock option deductions. To the extent that such tax benefits are recognized in the future, the benefit would be credited directly to stockholders’ equity.

GENAERA CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and NOL and credit carryforwards. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Due to the uncertainty of the Company’s ability to realize the benefit of the deferred tax asset, the deferred tax assets are fully offset by a valuation allowance at December 31, 2004 and 2003. The net change in the valuation allowance for deferred tax assets at December 31, 2004 and 2003 was an increase of $8,211,000 and $3,922,000, respectively. The expected tax benefit calculated using a federal statutory tax rate of 35% has been reduced to an actual benefit of zero due primarily to the aforementioned valuation allowance.

Significant components of the net deferred tax assets as of December 31, 2004 and 2003 consist of the following (in thousands):

	2004	2003
Deferred tax assets:
Net operating losses	$62,152	$52,868
Research credits	6,886	6,684
Capitalized research and development	23,849	25,904
Accrued expenses, reserves and other	388	436
Depreciation and amortization	700	—

Total gross deferred tax assets	93,975	85,892

Deferred tax liabilities:
Depreciation and amortization	—	(129)

Total gross deferred tax liabilities	—	(129)
	93,975	85,763
Valuation allowance	(93,975)	(85,763)

Deferred tax assets, net	$—	$—

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

GENAERA CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

under certain conditions, the right to negotiate for rights to another Genaera product development candidate. GlaxoSmithKline remains the Company’s exclusive sales, marketing and distribution partner for the North American territory for LOCILEX Cream.

In May 2000, the Company entered into a research, development and commercialization collaboration agreement with Genentech Inc. (Genentech) related to the Company’s IL9 antibody development program and related respiratory technology (the “Genentech Agreement”), which replaced a December 1998 collaboration agreement. The Company and Genentech simultaneously executed a Stock Purchase Agreement (the “Stock Purchase Agreement”) pursuant to which the Company received from Genentech $5,000,000 in exchange for the issuance of 1,085,973 shares of its common stock and $500,000 for the issuance of 500 shares of its Series A Preferred Stock. In November 2000, the Company issued 688 of its Series A Preferred Stock to Genentech for $688,000, which represented further development funding. In December 2000, Genentech provided notice to the Company of its election to terminate the Genentech Agreement. In April 2001, Genentech and the Company executed a settlement agreement pursuant to which all licensed technology under the Genentech Agreement was returned to the Company. At that time, $300,000 in development expenditures owed to the Company by Genentech was settled by the return to the Company and cancellation of 300 shares of the Series A Preferred Stock previously issued to Genentech. This $300,000 was accounted for as a reduction to research and development expenses for the year ended December 31, 2001.

In April 2001, the Company entered into a research collaboration and licensing agreement with MedImmune, Inc. (MedImmune) to develop and commercialize therapies related to the Company’s IL9 program. Pursuant to the agreement, MedImmune provided funding of $2,500,000 to the Company for research and development activities at the Company over a two-year period from April 2001 to April 2003 (the “R&D Funding”). The R&D Funding was paid in eight quarterly installments and recognized by the Company as revenue on a straight-line basis over the two-year period. By the end of that two-year period, licensed technology had been transferred to MedImmune and MedImmune assumed responsibility for development and commercialization efforts on the IL9 program. In addition to the R&D Funding, MedImmune also agreed to reimburse the Company for certain external costs incurred by the Company in connection with the IL9 research plan, which will be recognized by the Company as revenues when the related expenses are incurred. In August 2004, the Company received a milestone payment as a result of the initiation of Phase I clinical trials. For the year ended December 31, 2004, the Company recognized $848,000 as revenue from the milestone payment ($500,000) and external cost reimbursements ($348,000). For the year ended December 31, 2003, the Company recognized $701,000 as revenue related to the R&D Funding ($370,000) and external cost reimbursements ($331,000). For the year ended December 31, 2002, the Company recognized $1,517,000 as revenue related to the R&D Funding ($1,250,000) and external cost reimbursements ($267,000). No revenue related to milestone payments was recognized during the years ended December 31, 2003 and 2002. The Company could also receive up to $54,500,000 based on successful completion of future milestones. The Company is also entitled to royalties on sales of commercial products resulting from the collaboration. Receipt of future milestones and royalties is dependent upon favorable results in the future from clinical trials being conducted by MedImmune, MedImmune continuing to conduct the research and development activities required to commercialize the product and the commercial success of the product if and when it is approved for marketing by the United States Food and Drug Administration (“FDA”).

In September 2001, the Company received a contingent award of up to $1,700,000 from Cystic Fibrosis Foundation Therapeutics (“CFFT”), an affiliate of the Cystic Fibrosis Foundation, to support early clinical evaluation of LOMUCIN™ involving patients with cystic fibrosis. This award has been granted and shall be paid to the Company from time to time upon the achievement of certain development milestones. Of this grant, $513,000 and $296,000 had been received as of December 31, 2004 and December 31, 2003, respectively, and was recorded as a long-term liability. The Company did not recognize this amount as revenue as it would become refundable to the CFFT upon marketing approval by the FDA or if the Company elects not to enter Phase III clinical trials or

GENAERA CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

not to commercialize the product within two years of the satisfaction of development milestones, assuming the achievement of statistically significant results. CFFT is also due a royalty on net sales of any resultant product of up to 1% based upon the amount of funding ultimately provided by CFFT.

In February 2002, the Company received a Phase II Small Business Innovative Research (“SBIR”) program grant from the National Institutes of Health (“NIH”) in the amount of $800,000 to support its aminosterol research program. The grant extended over a two-year period, which ended in February 2004. In February 2004, the Company notified the NIH of a no-cost extension of the original budget period by twelve months. As a result of the notification, the grant was extended to February 2005. The Company recognized no revenue related to this grant in the year ended December 31, 2004. The Company recognized $412,000 as revenue related to this grant for the year ended December 31, 2003.

In April 2004, the Company received a Phase I SBIR program grant from the National Institute of Diabetes and Digestive and Kidney Diseases of the NIH in the amount of $100,000 to support its trodusquemine (formerly trodulamine) program. The grant extends over a one-year period ending in March 2005. The Company recognized no revenue related to this grant during the year ended December 31, 2004.

In September 2004, the Company received a Phase I SBIR program grant from the National Eye Institute of the NIH in the amount of $100,000 to support its aminosterols for age-related macular degeneration program. The grant extends over a one-year period ending in August 2005. The Company recognized no revenue related to this grant during the year ended December 31, 2004.

NOTE 13. 401(k) Plan

The Company maintains a 401(k) retirement plan available to all full-time, eligible employees. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under federal tax regulations. The Company, at its discretion, may make certain contributions to the plan. No such Company contributions have been made during the years ended December 31, 2004, 2003 or 2002.

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

Cash equivalents, short-term investments and accounts payable are carried at amounts that reasonably approximate their fair values due to the short-term nature of these instruments.

NOTE 15. Commitments, Contingencies and Liquidity

Facility Lease

The Company has entered into an operating lease for its laboratory and corporate office facilities, which expires in December 2007. Minimum annual rent payments through 2007 are as follows (in thousands):

Year Ended December 31,
2005	$383
2006	397
2007	376

$1,156

GENAERA CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

The lease provides for rent escalations relating to increases in the Consumer Price Index not to exceed 7% but no less than 3.5%. For the purposes of the above table, the Company has assumed a minimum lease payment escalation of 3.5% for all future periods after November 2004, the lease anniversary date. Rent expense, which includes the cost of common area maintenance and other building operating expenses paid to the landlord, was $441,000, $460,000 and $425,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Equipment Leases and Maintenance Contracts

The Company has entered into multiple operating leases and maintenance contracts for its laboratory and corporate office equipment. Minimum annual lease payments through 2008 are as follows (in thousands):

Year Ended December 31,
2005	$65
2006	39
2007	22
2008	2

$128

Equipment rental expense was $128,000, $181,000 and $185,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

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

During the year ended December 31, 2004, two executives ceased employment with the Company. As a result, the Company recorded $654,000 of continuing compensation and stock compensation expense for the year ended December 31, 2004.

Manufacturing

In January 1999 and prior, the Company entered into several agreements with Abbott Laboratories (Abbott) providing for the purchase of approximately $10,000,000 of bulk drug substance to be used in the manufacturing process for LOCILEX Cream. As the FDA did not approve LOCILEX Cream in July 1999, the Company renegotiated this agreement with Abbott in September 1999, paying Abbott $4,200,000 at that time and receiving partial delivery of material. An additional $3,400,000 was due to Abbott and payable if the Company received in excess of $10,000,000 of additional funds (as defined in the agreement) in any year beginning in 2000, in which case the Company must pay 15% of such excess over $10,000,000 to Abbott. The Company recorded this conditional obligation as a liability in 1999 at its then estimated present value. As a result of the Company’s financing activities during 2000 and 2001 and other cash inflows, $1,392,000 and $480,000 of this liability was payable and paid to Abbott on March 1, 2001 and 2002, respectively. No portion of the liability was payable to Abbott on March 1, 2003, as the Company did not receive in excess of $10,000,000 of cash inflows during 2002. As a result of the Company’s financing activities during 2003 and other cash inflows, $966,000 of the remaining liability was payable and paid to Abbott on March 1, 2004. The remaining amount of $563,000 is included in short-term liabilities as of December 31, 2004, as it is due and payable to Abbott on March 1, 2005 as a result of the Company’s financing activities during the year ended December 31, 2004.

GENAERA CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

In January 2004, the Company completed the sale of 4,950,500 shares of its common stock for gross proceeds of $20,000,000. In November 2004, the Company completed the sale of 4,183,422 shares of its common stock for gross proceeds of $14,433,000. The Company believes that the proceeds of these offerings in addition to its current cash and investments at December 31, 2004 are sufficient to meet its research and development goals and sustain operations through 2005.

Litigation

On August 4, 2003, a lawsuit was filed against the Company by Perceptive Life Sciences Master Fund, LTD in the United States District Court for the Eastern District of Pennsylvania alleging the existence and subsequent breaches of certain contractual obligations by the Company in connection with its sale of shares of Series C Preferred Stock in May 2003. The plaintiff is seeking monetary damages from the Company or a judgment by the court that the Company should specifically perform the terms of an alleged agreement related to such sale. On February 2, 2005, the parties entered into a settlement agreement. The settlement is on terms that are not material to the Company, and does not constitute an admission of wrongdoing or liability by the Company. On February 28, 2005, the Court entered the parties’ stipulated order dismissing the lawsuit without prejudice.

NOTE 16. Realignment of Operations

On August 14, 2002, the Company announced that it implemented a realignment of operations intended to focus resources on its most advanced product development programs and reduce expenses. Under the realignment plan, the Company reduced its headcount by approximately 35%, or 23 employees, primarily impacting unsupported preclinical research programs. All of the employees affected by the workforce reduction were offered severance and outplacement support. The Company recorded a charge of $506,000 in 2002, of which $498,000 and $8,000 are recorded in research and development expense and general and administrative expense, respectively. As of December 31, 2003, the Company had paid $499,000 in cash severance and outplacement support against this accrual. The remaining accrual of $7,000 was reversed during 2003 because all cash severance and outplacement support payments had been satisfied.

On November 7, 2002, the Company announced a further realignment of operations in order to continue its cost containment efforts. Under this realignment plan, the Company reduced its headcount by approximately 32%,

GENAERA CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

or 11 employees. All of the employees affected by the workforce reduction were offered severance and outplacement support. The Company recorded a charge of $317,000, of which $183,000 and $134,000 are recorded in research and development expense and general and administrative expense, respectively. As of December 31, 2003, the Company had paid the entire $317,000 accrued for cash severance and outplacement support.

NOTE 17. Quarterly Results (Unaudited)

The following tables contain selected unaudited information for each quarter of the fiscal years ended December 31, 2004 and 2003 (in thousands, except per share amounts). The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Year Ended December 31, 2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Collaborative research agreement and grant revenues	$136	$36	$672	$29

Net loss	$(4,363)	$(3,957)	$(4,690)	$(4,863)

Net loss per share—basic and diluted	$(.09)	$(.08)	$(.09)	$(.08)

Weighted average shares outstanding—basic and diluted	51,027	52,396	52,607	55,303

	Year Ended December 31, 2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Collaborative research agreement and grant revenues	$487	$389	$124	$113

Net loss(1)	$(1,584)	$(1,402)	$(2,071)	$(4,337)

Net loss applicable to common stockholders	$(1,602)	$(1,523)	$(5,016)	$(4,337)

Net loss applicable to common stockholders per share—basic and diluted(1)	$(.04)	$(.04)	$(.13)	$(.10)

Weighted average shares outstanding—basic and diluted	35,666	35,691	37,453	45,629

(1)	Amounts do not add to the year end amount due to rounding.