Form 10-Q
period 2005-03-31
GENAERA CORP
filed 2005-05-06
CIK 880431

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended March 31, 2005.

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

The number of outstanding shares of the Registrant’s Common Stock, par value $.002 per share, on May 5, 2005 was 57,170,399.

GENAERA CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED March 31, 2005

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GENAERA CORPORATION

BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	March 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$9,128	$14,217
Short-term investments	15,907	17,934
Prepaid expenses and other current assets	1,185	602

Total current assets	26,220	32,753
Fixed assets, net	683	736
Other assets	59	59

Total assets	$26,962	$33,548

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,460	$3,323
Accrued development expense – short-term (NOTE 6)	—	563

Total current liabilities	2,460	3,886
Other liabilities	578	580

Total liabilities	3,038	4,466

Commitments, contingencies and other matters (NOTE 6)

Stockholders’ equity (NOTE 2):
Common stock - $.002 par value per share; 75,000 shares authorized; 57,160 and 57,072 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	114	114
Additional paid-in capital	242,284	242,145
Accumulated other comprehensive loss - unrealized loss on investments	(9)	(6)
Accumulated deficit	(218,465)	(213,171)

Total stockholders’ equity	23,924	29,082

Total liabilities and stockholders’ equity	$26,962	$33,548

See accompanying notes to financial statements.

GENAERA CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2005	2004
Collaborative research agreement and grant revenues	$146	$136

Costs and expenses:
Research and development	4,274	3,137
General and administrative	1,319	1,426

	5,593	4,563

Loss from operations	(5,447)	(4,427)
Interest income	153	65
Interest expense	—	(1)

Net loss	$(5,294)	$(4,363)

Net loss per share — basic and diluted	$(0.09)	$(0.09)

Weighted average shares outstanding — basic and diluted	57,130	51,027

See accompanying notes to financial statements.

GENAERA CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2005	2004
Cash Flows From Operating Activities:
Net loss	$(5,294)	$(4,363)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	75	103
Amortization of investment discounts/premiums	24	(24)
Compensation expense on option grants and equity awards	131	272
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(583)	(459)
Accounts payable and accrued expenses	(863)	654
Accrued development expenses	(563)	(966)
Other liabilities	(2)	93

Net cash used in operating activities	(7,075)	(4,690)

Cash Flows From Investing Activities:
Purchase of investments	(10,000)	(19,914)
Proceeds from maturities of investments	12,000	7,500
Capital expenditures	(22)	(11)

Net cash provided by (used in) investing activities	1,978	(12,425)

Cash Flows From Financing Activities:
Net proceeds from issuance of common stock	—	19,925
Proceeds from exercise of stock options and warrants	8	807

Net cash provided by financing activities	8	20,732

Net (decrease) increase in cash and cash equivalents	(5,089)	3,617
Cash and cash equivalents at beginning of period	14,217	6,625

Cash and cash equivalents at end of period	$9,128	$10,242

Supplemental Cash Flow Information:
Cash paid during the period for interest	$—	$1

See accompanying notes to financial statements.

GENAERA CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 1. Basis of Presentation, Reclassification and Stock-Based Compensation

The accompanying financial statements of Genaera Corporation (“Genaera” or the “Company”) are unaudited and have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial statements. The December 31, 2004 balance sheet was derived from audited financial statements, however, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The Company believes that the financial statements include all adjustments (consisting of a normal and recurring nature) necessary to present fairly the results of operations, financial position and cash flows for the periods presented. Results of operations for interim periods are not necessarily indicative of those to be achieved for full fiscal years. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. There have been no material changes in accounting policies from those stated in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Certain prior year amounts have been reclassified to conform to the current year presentation.

The Company’s stock-based compensation awards include stock options granted to employees, restricted stock granted to employees and stock options granted to non-employee service providers. The Company accounts for its fixed-plan stock options under the intrinsic-value-based method set forth by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations including Financial Accounting Standards Board (“FASB”) Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an Interpretation of APB Opinion No. 25, issued in March 2000. Under this method, compensation cost is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation. As allowed by SFAS 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above. With regard to stock option grants to employees, the Company has adopted only the disclosure requirements of SFAS 123. The following table illustrates the effect on net loss applicable to common stockholders if the fair-value-based method had been applied to all outstanding and unvested stock-based awards for the three-month periods ended March 31, 2005 and 2004 (in thousands, except per share amounts).

	Three Months Ended March 31,
	2005	2004
Net loss, as reported	$(5,294)	$(4,363)
Add: Stock-based employee compensation expense included in reported net loss	131	160
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all stock - based awards	(490)	(330)

Pro forma net loss	$(5,653)	$(4,533)

Net loss per share – basic and diluted:
As reported	$(0.09)	$(0.09)

Pro forma	$(0.10)	$(0.09)

GENAERA CORPORATION

NOTES TO FINANCIAL STATEMENTS

The resulting effect on pro forma net loss and pro forma net loss per share disclosed above may not be representative of the effects on a pro forma basis in future years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2005	2004
Range of risk free interest rates	3.70% - 3.71%	3.04% - 3.36%
Dividend yield	0%	0%
Volatility factor	125%	121%
Weighted average expected life of options (in years)	5	6
Weighted average fair value of options granted during the period	$2.56	$3.72

On December 16, 2004, the FASB published SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights and employee share purchase plans. The provisions of SFAS 123R are effective as of the first annual period that begins after June 15, 2005. Accordingly, the Company will implement the revised standard in the first quarter of fiscal year 2006. The implications of this revised standard will materially impact the Company’s results of operations in the first quarter of fiscal year 2006 and thereafter. If the Company had applied the provisions of SFAS 123R to the financial statements for the three-month period ended March 31, 2005, net loss attributed to common stockholders would have increased by approximately $359,000.

NOTE 2. Stockholders’ Equity

The changes in stockholders’ equity from December 31, 2004 to March 31, 2005 are summarized as follows (in thousands):

	Common Stock		Additional Paid-in Capital	Accumulated Other Compre- hensive Income	Accumulated Deficit	Total Stock- holders’ Equity
	Number of Shares	Amount
Balance at December 31, 2004	57,072	$114	$242,145	$(6)	$(213,171)	$29,082
Exercise of stock options and compensation expense on option grants and stock awards	88	—	139	—	—	139
Comprehensive loss:
Net loss	—	—	—	—	(5,294)	(5,294)
Unrealized loss on investments	—	—	—	(3)	—	(3)

Total comprehensive loss						(5,297)

Balance at March 31, 2005	57,160	$114	$242,284	$(9)	$(218,465)	$23,924

NOTE 3. Common Stock

On January 21, 2004, the Company sold 4,950,500 shares of its common stock to four institutional investors in a private placement at a purchase price of $4.04 per share. Net proceeds to the Company from the offering totaled $19,925,000 after offering costs of approximately $75,000. The share price was calculated based on a 10% discount to the five day moving average of the closing price of the Company’s common stock on the Nasdaq SmallCap Market on January 20, 2004. In addition, an aggregate of 990,100 warrants to purchase 990,100 shares of the Company’s common stock were issued to the institutional investors (see “NOTE 4. Common Stock Warrants”).

GENAERA CORPORATION

NOTES TO FINANCIAL STATEMENTS

On November 8, 2004, the Company completed the sale of 4,183,422 shares of its common stock, to unaffiliated institutional investors in a registered direct offering, at a purchase price of $3.45 per share for aggregate proceeds of approximately $13,500,000 after offering expenses ($66,000) and placement agency fees ($866,000). The shares were offered through a prospectus supplement pursuant to the Company’s effective shelf registration statement. The share price represented a 13% discount to the closing price on the Nasdaq SmallCap Market on November 1, 2004.

NOTE 4. Common Stock Warrants

In connection with its May 2003 private placement, the Company granted warrants to purchase 2,000,000 shares of its common stock at an exercise price of $1.37 per share. These warrants expire on May 23, 2008 and contain certain provisions in which the holder may elect to receive, without the payment by the holder of any additional consideration, the Company’s common stock equal to the value of the warrant, also known as net exercise provisions. Of this total, warrants to purchase 1,500,000 shares were exercisable immediately. The remaining warrants to purchase 500,000 shares were generally exercisable after 18 months from issuance, or beginning on November 23, 2004, or prior to November 23, 2004 if the holder exercised the warrants on a net exercise basis. In August 2003, Ziff Asset Management, L.P. exercised its warrant to purchase 600,000 shares of the Company’s common stock at an exercise price of $1.37 per share, pursuant to these warrants. Proceeds to the Company from the exercise of this warrant were $822,000. In October 2003, Biotechnology Value Fund LP and associated entities and Ziff Asset Management, L.P. exercised their warrants to purchase 1,200,000 shares of the Company’s common stock under the net exercise provisions of these warrants resulting in the issuance of 892,361 shares of common stock. In December 2004, Ziff Asset Management, L.P. exercised their remaining warrants to purchase 200,000 shares of the Company’s common stock at an exercise price of $1.37 per share, pursuant to these warrants. Proceeds to the Company from the exercise of this warrant were $274,000. As a result of these transactions, no warrants under this grant were outstanding as of March 31, 2005.

In connection with its January 2004 private placement, the Company granted warrants to purchase 990,100 shares of its common stock. The warrants have an exercise price of $5.38 per share and expire on January 23, 2009. The exercise price and the number of shares that may be purchased upon exercise of the warrants may be adjusted from time to time as a result of stock dividend, split or subdivision of shares, as well as a combination of shares or merger or consolidation. These warrants are still outstanding as of March 31, 2005.

NOTE 5. Collaboration Agreements

In April 2001, the Company entered into a research collaboration and licensing agreement with MedImmune, Inc. (“MedImmune”) to develop and commercialize therapies related to the Company’s IL9 program. MedImmune provided funding of $2,500,000 to the Company for research and development activities at the Company over a two-year period from April 2001 to April 2003 (the “R&D Funding”). The R&D Funding was paid in eight quarterly installments and recognized by the Company as revenues on a straight-line basis over the two-year period. By the end of that two-year period, licensed technology had been transferred to MedImmune and MedImmune assumed responsibility for development and commercialization efforts on the IL9 program. In addition to the R&D Funding, MedImmune also agreed to reimburse the Company for certain external costs incurred by the Company in connection with the IL9 research plan, which will be recognized by the Company as revenues when the related expenses are incurred. For the three-month period ended March 31, 2005, the Company recognized $48,000 as revenue related to external cost reimbursements. For the three-month period ended March 31, 2004, the Company recognized $133,000 as revenue related to external cost reimbursements.

GENAERA CORPORATION

NOTES TO FINANCIAL STATEMENTS

In September 2001, the Company received a contingent award of up to $1,700,000 from Cystic Fibrosis Foundation Therapeutics (CFFT), an affiliate of the Cystic Fibrosis Foundation, to support early clinical evaluation of LOMUCIN™ involving patients with cystic fibrosis. In April 2005, the award was amended to provide up to $2,350,000 in milestone-driven, matching funds from CFFT to support a pivotal multi-center, randomized, double-blind, placebo-controlled Phase II clinical trial of LOMUCIN in approximately 200 individuals with cystic fibrosis. Of a total grant of $2,863,000, $513,000 of grant support relating to the early clinical evaluation of LOMUCIN had been received as of March 31, 2005 and was recorded as a long-term liability. The Company did not recognize this amount as revenue as it is refundable to CFFT upon marketing approval by the FDA or if the Company elects not to enter Phase III clinical trials or to commercialize the product within two years of the satisfaction of development milestones, assuming the achievement of statistically significant results. CFFT is also due a royalty on net sales of any resultant product of up to 1.6% based upon the amount of funding ultimately provided by CFFT.

In February 2002, the Company received a Phase II Small Business Innovative Research (SBIR) program grant from the National Institutes of Health (NIH) in the amount of $800,000 to support its aminosterol research program. The grant extended over a two-year period, which ended in February 2004. In February 2004, the Company notified the NIH of a no-cost extension to the original budget period by twelve months. As a result of the notification, the grant was extended to February 2005. The Company recognized $96,000 related to this grant in the three-month period ended March 31, 2005.

In April 2004, the Company received a Phase I SBIR program grant from the National Institute of Diabetes and Digestive and Kidney Diseases of the NIH in the amount of $100,000 to support its trodusquemine (formerly trodulamine) program. The grant extends over a one-year period ending in March 2005. The Company recognized no revenue related to this grant during the three-month period ended March 31, 2005.

In September 2004, the Company received a Phase I SBIR program grant from the National Eye Institute of the NIH in the amount of $100,000 to support its aminosterols for age-related macular degeneration program. The grant extends over a one-year period ending in August 2005. The Company recognized no revenue related to this grant during the three-month period ended March 31, 2005.

NOTE 6. Commitments, Contingencies and Liquidity

Employment Agreements

The Company has employment agreements with certain officers and employees. Employees covered under employment contracts who are terminated “without cause” are entitled to receive from the Company continuation of base pay for periods ranging from six months to twelve months. Continuation of pay for officers other than the President, whose severance is to be paid in one lump sum, will cease upon the attainment of full time employment elsewhere.

In March 2004, an executive ceased to be an employee of the Company. The Company recorded $351,000 of continuing compensation and stock compensation expense during the three-month period ended March 31, 2004.

Manufacturing Agreement

In January 1999 and prior, the Company entered into several agreements with Abbott Laboratories (“Abbott”) providing for the purchase of approximately $10,000,000 of bulk drug substance to be used in

GENAERA CORPORATION

NOTES TO FINANCIAL STATEMENTS

the manufacturing process for LOCILEX Cream. As the FDA did not approve LOCILEX Cream, the Company renegotiated this agreement with Abbott in September 1999, paying Abbott $4,200,000 at that time and receiving partial delivery of material. An additional $3,400,000 was due to Abbott and payable if the Company received in excess of $10,000,000 of additional funds (as defined in the agreement) in any year beginning in 2000, in which case the Company must pay 15% of such excess over $10,000,000 million to Abbott. The Company recorded this conditional obligation as a liability in 1999 at its then estimated present value. As a result of the Company’s financing activities during 2000 and 2001 and other cash inflows, $1,392,000 and $480,000 of this liability was payable and paid to Abbott on March 1, 2001 and 2002, respectively. No portion of the liability was payable to Abbott on March 1, 2003, as the Company did not receive in excess of $10,000,000 of cash inflows during 2002. As a result of the Company’s financing activities during 2003 and other cash inflows, $966,000 of the liability was payable and paid to Abbott on March 1, 2004. The remaining amount of $563,000 was payable and paid to Abbott on March 1, 2005 as a result of the Company’s financing activities during the year ended December 31, 2004.

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

The Company believes that its current cash and investments as of March 31, 2005 are sufficient to meet its research and development goals for all programs and sustain operations through 2005.

Litigation

On August 4, 2003, a lawsuit was filed against the Company by Perceptive Life Sciences Master Fund, Ltd. in the United States District Court for the Eastern District of Pennsylvania alleging the existence and subsequent breaches of certain contractual obligations by the Company in connection with its sale of shares of Series C Preferred Stock in May 2003. The plaintiff was seeking monetary damages from the Company or a judgment by the court that the Company should specifically perform the terms of an alleged agreement related to such sale. On February 2, 2005, the parties entered into a settlement agreement. The settlement is on terms that are not material to the Company, and does not constitute an admission of wrongdoing or liability by the Company. On February 28, 2005, the Court entered the parties’ stipulated order dismissing the lawsuit with prejudice.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

Our disclosure and analysis in this Quarterly Report on Form 10-Q contains some forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Such statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “hope” and other words and terms of similar meaning. In particular, these include, among others, statements relating to present or anticipated scientific progress, development of potential pharmaceutical products, future revenues, capital expenditures, research and development expenditures, future financing and collaborations, personnel, manufacturing requirements and capabilities, the impact of new accounting pronouncement, and other statements regarding matters that are not historical facts or statements of current condition.

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

Revenue Recognition

Contract revenue for research and development is recorded as earned based on the performance requirements of the contract. Non-refundable contract fees for which no further performance obligations exist, and for which there is no continuing involvement by us, are recognized at the earlier of when the payments are received or when collection is assured. Revenue from non-refundable upfront license fees and certain guaranteed payments where we continue involvement through development collaboration is recognized on a straight-line basis over the development period. Revenue associated with performance milestones is recognized based upon the achievement of the milestones, as defined in the respective agreements. Revenue under research and development cost reimbursement contracts is recognized as the related costs are incurred. Advance payments received in excess of amounts earned are classified as liabilities until earned. Payments received that are refundable also are classified as liabilities until the refund provision expires. We make an estimate as to the appropriate deferral period for recognition of revenue on any collaborative fees received. Changes in these estimates, due to the evolution of the development program, can have a significant effect on the timing of revenue recorded.

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

Stock-Based Compensation

We account for stock-based employee compensation under the intrinsic-value-based method set forth by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Effective January 1, 1996, we adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Stock or other equity-based compensation for non-employees must be accounted for under the fair-value-based method as required by SFAS 123 and Emerging Issues Task Force (“EITF”) No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, and other related interpretations. Under this method, the equity-based instrument is valued at the fair value of either the consideration received or the equity instrument issued on the date of grant. The resulting compensation cost is recognized and charged to operations over the service period, which is usually the vesting period. Estimating the fair value of equity securities involves a number of judgments and variables that are subject to significant change. A change in the fair value estimate could have a significant effect on the amount of compensation cost.

On December 16, 2004, the Financial Accounting Standards Board published SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights and employee share purchase plans. The provisions of SFAS 123R are effective as of the first annual period that begins after June 15, 2005. Accordingly, the Company will implement the revised standard in the first quarter of fiscal year 2006. The implications of this revised standard will materially impact the Company’s results of operations in the first quarter of fiscal year 2006 and thereafter.

Risk Factors

Any investment in shares of our common stock involves a high degree of risk. You should carefully consider each of the following risk factors, together with the other information presented in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2004.

Risks Related to Our Business

If we do not raise additional capital, we may not be able to continue our research and development programs and may never commercialize any products.

We maintained cash, cash equivalents and short-term investments of $25.0 million at March 31, 2005. We believe these resources are sufficient to sustain operations and meet our research and development goals through 2005. However, we will need to raise substantial additional funds in the future to continue our research and development programs and to commercialize our potential products. If we are unable to raise additional funds, we may be unable to complete our development activities for any of our proposed products.

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

To date, we have engaged primarily in the research and development of drug candidates. We have not generated any revenues from product sales and have incurred losses in each year since our inception. As of March 31, 2005, we had an accumulated deficit of $218.5 million.

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

We are dependent on receiving and maintaining FDA and other governmental approvals in order to produce and conduct clinical trials on our products. There is always a risk that the FDA or other applicable governmental authorities will not approve our products, or will take post–approval action limiting, modifying or revoking our ability to manufacture or sell our products, or that the rate, timing and cost of such approvals will adversely affect our product introduction plans or results of operations.

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

We currently do not have the resources, facilities or technical capabilities to manufacture any of our proposed products in the quantities and quality required for commercial sale. We have no plans to establish a manufacturing facility. We expect to depend upon contract manufacturers for commercial scale manufacturing of our proposed products in accordance with regulatory standards. For example, we are currently working with outside contractors for the chemical production of squalamine. This dependence on contract manufacturers may restrict our ability to develop and deliver products on a timely, profitable and competitive basis especially because the number of companies capable of producing our proposed products is limited. These contract manufacturers generally have multiple projects and they may give ours a lower priority. As a result of contract manufacturing mishaps, our product could be lost or delivered late, delaying our clinical and preclinical programs, or may not be produced in accordance with all current applicable regulatory standards. Product not produced in accordance with all current applicable regulatory standards may lead to adverse outcomes for patients and/or product recalls. Furthermore, the development of a robust, low-cost manufacturing process for the commercial production of squalamine and other proposed products will require significant time and expenditure by us. We may be unable to maintain arrangements with qualified outside contractors to manufacture materials at costs that are affordable to us, if at all.

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

We own several patents and patent applications for the use of squalamine as an anti-angiogenic, including methods for the treatment of cancer and neovascularization in the eye. One of these patents is to the compound’s combination therapy with other anti-cancer agents and will expire in 2017 while another application covers the treatment of age-related macular degeneration, retinopathy of prematurity and diabetic retinopathy that will expire in 2015. We also own patents covering methods and intermediates in the manufacturing process of squalamine and trodusquemine that expire in 2017 and 2018. We own a composition of matter patent for the trodusquemine compound, which expires in 2014. We also own a patent for the use of trodusquemine as an anti-obesity agent and other indications that expires in 2015. We own two patents for the use of anti-IL9 or anti-IL9 receptor antibodies for the treatment of asthma and related disorders that expire in 2016. We have recently received a U.S. patent covering methods for screening for mucoregulator compounds. We own a patent on the use of talniflumate and related mucoregulator compounds for treating various conditions where mucous is overproduced, which expires in 2021.

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

Third Party Intellectual Property Rights

We cannot be sure that our products do not infringe on the intellectual property rights of others and we may have infringement claims asserted against us. These claims may harm our reputation, cost us money and prevent us from offering some products. Any claims or litigation in this area may be costly and could result in large awards against us and, whether we ultimately win or lose, could be time-consuming, may injure our reputation, may result in costly delays or may require us to enter into royalty or licensing arrangements. If there is a successful claim of infringement against us or if we fail to develop non-infringing technology or license the proprietary rights on a timely basis, our ability to use certain technologies, products, services and brand names may be limited and our business may be harmed.

Other Intellectual Property

We have trademark protection for the product candidate names EVIZON™ and LOMUCIN™ and are currently seeking U.S. registration of these trademarks. In order to protect our proprietary technology and processes, we also rely on trade secrets and confidentiality agreements with our employees, consultants, outside scientific collaborators, and other advisors. We may find that these agreements have been breached or that our trade secrets have otherwise become known or independently developed or discovered by our competitors.

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

In 2004, our stock price on the Nasdaq SmallCap Market fluctuated from a low of $2.75 per share on August 12, 2004 to a high of $5.00 per share on January 27, 2004. During the three-month period ended March 31, 2005, our stock price fluctuated from $2.28 to $3.50 per share, with an average price of approximately $3.02. During the three-month period ended March 31, 2004, our stock price fluctuated from $3.45 to $5.00 per share, with an average price of approximately $4.39. The volatility in our stock price is due to the volatility of our industry in general and does not appear to be connected to any event specific to us.

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

If our common stock were delisted, our common stock would be traded on an electronic bulletin board established for securities that are not included on Nasdaq, traded on a national securities exchange or traded in quotations published by the National Quotation Bureau, Inc., commonly referred to as the “pink sheets.” If this occurs, it could be difficult to sell our securities or obtain the same level of market information as to the price of our common stock as is currently available.

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

As of March 31, 2005, there were outstanding options to purchase an aggregate of approximately 3,997,000 shares of our common stock at prices ranging from $0.40 per share to $11.63 per share, of which options to purchase approximately 1,960,000 shares were exercisable as of such date. As of March 31, 2005, there were outstanding warrants to purchase 1,207,266 shares of our common stock. Of this total, warrants to purchase 167,166 shares of our common stock are currently exercisable at $3.33 per share, subject to adjustment under the anti-dilution provisions of the warrants. Warrants to purchase 50,000 shares are currently exercisable at $3.79 per share. In January 2004, in connection with a private placement of our common stock, we issued warrants to purchase 990,100 shares of our common stock at an exercise price of $5.38 per share. In connection with an April 2002 private placement of our common stock, we granted to the placement agent warrants to purchase 100,000 shares of our common stock at an exercise price of $2.75 per share. As of March 31, 2005, these warrants have not yet been issued.

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

Results of Operations

Revenues

We have received no revenues to date from product sales. Revenues recorded to date have consisted principally of revenues recognized under collaborations with third parties. In April 2001, we entered into a research collaboration and licensing agreement with MedImmune, Inc., to develop and commercialize therapies related to our IL9 program. MedImmune provided funding of $2.5 million, payable in eight equal quarterly installments through April 2003 (the “R&D Funding”), plus it funds external cost reimbursements for our research and development activities. We could also receive up to $54.5 million based on successful completion of future milestones. In August 2004, we received the first of such milestone payments as a result of the initiation of Phase I clinical trials. For the three-month period ended March 31, 2005 we recognized $48,000 as revenue related to external cost reimbursements. For the three-month period ended March 31, 2004 we recognized $133,000 as revenue related to external cost reimbursements.

In February 2002, the Company received a Phase II Small Business Innovative Research program grant from the NIH in the amount of $800,000 to support its aminosterol research program. The grant extended over a two-year period, which ended in February 2004. In February 2004, the Company notified the NIH of a no-cost extension of the original budget period by twelve months. As a result of the notification, the grant was extended through February 2005. The Company recognized $96,000 of revenue related to this grant in the three-month period ended March 31, 2005. No revenue related to this grant was recognized in the three-month period ended March 31, 2004.

Research and Development Expenses

Our current research and development programs include squalamine (squalamine lactate), which consists of EVIZON™ (squalamine lactate) for the treatment of AMD and squalamine for the treatment of cancer, LOMUCIN™, IL9 and other programs, which consist of trodusquemine for the treatment of obesity, other aminosterols for the treatment of inflammatory disorders and LOCILEX Cream for the treatment of infectious disease. The following table illustrates our research and development projects and the stage to which each has been developed:

	Development Stage	Status
Squalamine:
EVIZON™	Phase II	Active
Squalamine	Phase II	Active
LOMUCIN™	Phase II	Active
IL9 program	Phase I	Active(1)
Other programs:
Trodusquemine	Research/Preclinical	Active/Inactive
Other Aminosterols	Research	Active
LOCILEX Cream	Phase III	Inactive

(1)	In April 2001, we entered into a collaborative agreement with MedImmune to develop and commercialize therapies related to our IL9 program.

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

We recognized research and development expenses of $4.3 million and $3.1 million in the three-month periods ended March 31, 2005 and 2004, respectively. The following table illustrates research and development expenses (in thousands) incurred during the three-month periods ended March 31, 2005 and 2004 for our significant groups of research and development projects.

	Three Months Ended March 31,
	2005	2004
Squalamine program expenses	$3,277	$1,633
LOMUCIN™ program expenses	57	56
IL9 program expenses	110	98
Other program expenses	34	58
Indirect expenses	796	1,292

	$4,274	$3,137

Research and development expenses have increased for the three-month period ended March 31, 2005, as compared to the same period in 2004, due primarily to increases in clinical trial ($1.2 million) and manufacturing costs ($0.6 million) related to our squalamine program for the treatment of age-related macular degeneration, as well as resulting increases in personnel costs ($0.2 million). These increases were partially offset by a decrease in indirect expenses due to the absence of continuing compensation and stock compensation expense relating to a former executive ($0.3 million) and a decrease in general consulting expenses related to research and development ($0.2 million). The increases in research and development expenses were also offset by a decrease in third-party contract research costs ($0.3 million) related to our squalamine program for the treatment of AMD resulting from the progression of EVIZON™ into Phase II clinical trials.

The costs incurred to date on each of our development projects are not reasonably estimable because work on one program often supports or enhances another program. For example, it is not possible to separate the time and resources spent in development of squalamine lactate as a product candidate to treat wet AMD and as a product candidate to treat cancer because: (i) early research and development efforts devoted to cancer research led to development of Genaera’s product candidate squalamine lactate (trade name EVIZONTM) for AMD; (ii) clinical trial work pursuant to Genaera’s Investigational New Drug (IND) application for cancer forms part of the safety data base for the IND it filed with the FDA for wet AMD; (iii) Genaera’s manufacturing development for squalamine lactate supports both the AMD and cancer programs; and (iv) nonclinical testing conducted supports all regulatory filings and proposed indications for squalamine.

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

General and Administrative Expenses

We recognized general and administrative expenses of $1.3 million and $1.4 million in the three-month periods ended March 31, 2005 and 2004, respectively. General and administrative expenses consist principally of personnel costs, professional fees and public company expenses. General and administrative costs decreased in the three-month period ended March 31, 2005, as compared to the same period in 2004, due principally to decreases in patent expenditures ($0.2 million) and investor relations ($0.1 million). This decrease was partially offset by increases in personnel as a result of our expanded development efforts ($0.1 million) and increased professional fees ($0.1 million), partially due to having to maintain compliance with various provisions of the Sarbanes-Oxley Act of 2002.

Interest Income and Expense

We recognized interest income of $153,000 and $65,000 for the three-month periods ended March 31, 2005 and 2004, respectively. We recognized no interest expense for the three-month period ended March 31, 2005 and $1,000 of interest expense in the same period in 2004. Interest income increased during the three-month period ended March 31, 2005, as compared to the same period in 2004, due to higher investment interest yields.

Financial Condition, Liquidity and Capital Resources

Cash, cash equivalents and short-term investments were $25.0 million at March 31, 2005 as compared to $32.2 million at December 31, 2004. The primary use of cash was to finance our research and development operations.

Current liabilities were $2.5 million and $3.9 million at March 31, 2005 and December 31, 2004, respectively. Current liabilities at December 31, 2004 included $0.6 million due to Abbott Laboratories under our agreement with them. Long-term liabilities include $0.5 million received as a contingent award from the Cystic Fibrosis Foundation.

Our capital expenditure requirements will depend upon numerous factors, including the progress of our research and development programs, the time and cost required to obtain regulatory approvals, our ability to enter into additional collaborative arrangements, the demand for products based on our technology, if and when such products are approved, and possible acquisitions of products, technologies and companies. We had no significant commitments for capital expenditures as of March 31, 2005.

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

Contractual Cash Obligations

The table below sets forth our contractual cash obligations at March 31, 2005 (in thousands):

		Cash Payments Due by Period
Contractual Cash Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating lease on building [1]	$1,066	$389	$677	$—	$—
Operating leases and maintenance contracts on equipment	310	209	101	—	—
Clinical trial contracts	522	522	—	—	—
Research and development Contracts	180	180	—	—	—
Manufacturing contracts	544	544	—	—	—

Total contractual cash obligations	$2,622	$1,844	$778	$—	$—

[1]	The lease provides for escalations relating to increases in the Consumer Price Index not to exceed 7% but no less than 3.5% beginning in December 2002. We have assumed an annual minimum lease payment escalation of 3.5% for the purposes of this table.

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

As of March 31, 2005, our portfolio investments consisted of $9.1 million in cash and cash equivalents and $15.9 million in U.S. Treasury or U.S government agency debt instruments having a maturity of less than one year. Due to the nature of our investment portfolio, management believes that a sudden change in interest rates would not have a material effect on the value of the portfolio. Management estimates that if the average annualized yield of our investments had decreased by 100 basis points, our interest income for the three-month period ended March 31, 2005 would have decreased by approximately $67,000. This estimate assumes that the decrease occurred on the first day of 2005 and reduced the annualized yield of each investment instrument by 100 basis points. Correspondingly, if the average annualized yield of our investments had increased by 100 basis points, our interest income for the three-month period ended March 31, 2005 would have increased by $67,000. This estimate assumes that the increase occurred on the first day of 2005 and increased the annualized yield of each investment instrument by 100 basis points. The impact on our future interest income will depend largely on the gross amount of our investment portfolio.

We do not currently have any significant direct foreign currency exchange rate risk.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures: For the quarterly period ended March 31, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer (the principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based upon this evaluation, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that, as of March 31, 2005, our disclosure controls and procedures were effective.

Our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all errors or fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met and our disclosure controls and procedures are designed to provide this reasonable assurance. Based upon the evaluation discussed above, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that, as of March 31, 2005, our disclosure controls and procedures were effective at providing such reasonable assurance. Because of inherent limitations in all control systems, no evaluation of control can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected.

(b) Internal control over financial reporting: There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On August 4, 2003, a lawsuit was filed against the Company by Perceptive Life Sciences Master Fund, Ltd. in the United States District Court for the Eastern District of Pennsylvania alleging the existence and subsequent breaches of certain contractual obligations by the Company in connection with its sale of shares of Series C Preferred Stock in May 2003. The plaintiff was seeking monetary damages from the Company or a judgment by the court that the Company should specifically perform the terms of an alleged agreement related to such sale. On February 2, 2005, the parties entered into a settlement agreement. The settlement is on terms that are not material to the Company, and does not constitute an admission of wrongdoing or liability by the Company. On February 28, 2005, the Court entered the parties’ stipulated order dismissing the lawsuit with prejudice.

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

GENAERA CORPORATION

Date: May 6, 2005	By:	/s/ John A. Skolas
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