Form 10-Q
period 2005-06-30
GENAERA CORP
filed 2005-08-05
CIK 880431

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended June 30, 2005.

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

The number of outstanding shares of the Registrant’s Common Stock, par value $.002 per share, on August 4, 2005 was 57,221,733.

GENAERA CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED June 30, 2005

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GENAERA CORPORATION

BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$11,890	$14,217
Short-term investments	8,952	17,934
Prepaid expenses and other current assets	970	602

Total current assets	21,812	32,753
Fixed assets, net	841	736
Other assets	58	59

Total assets	$22,711	$33,548

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,978	$3,323
Accrued development expense – short-term (NOTE 6)	—	563

Total current liabilities	2,978	3,886
Other liabilities	1,289	580

Total liabilities	4,267	4,466

Commitments, contingencies and other matters (NOTE 6)

Stockholders’ equity (NOTE 2):
Common stock - $.002 par value per share; 100,000 shares authorized; 57,222 and 57,072 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	114	114
Additional paid-in capital	242,489	242,145
Accumulated other comprehensive loss - unrealized loss on investments	(2)	(6)
Accumulated deficit	(224,157)	(213,171)

Total stockholders’ equity	18,444	29,082

Total liabilities and stockholders’ equity	$22,711	$33,548

See accompanying notes to financial statements.

GENAERA CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Collaborative research agreement and grant revenues	$244	$36	$390	$172

Costs and expenses:
Research and development	4,939	3,015	9,213	6,151
General and administrative	1,146	926	2,465	2,354

	6,085	3,941	11,678	8,505

Loss from operations	(5,841)	(3,905)	(11,288)	(8,333)
Interest income, net	149	66	302	131
Gain (loss) on sale of equipment	—	(118)	—	(118)

Net loss	$(5,692)	$(3,957)	$(10,986)	$(8,320)

Net loss per share — basic and diluted	$(0.10)	$(0.08)	$(0.19)	$(0.16)

Weighted average shares outstanding — basic and diluted	57,191	52,396	57,161	51,711

See accompanying notes to financial statements.

GENAERA CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2005	2004
Cash Flows From Operating Activities:
Net loss	$(10,986)	$(8,320)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	162	190
Amortization of investment discounts/premiums	(14)	(51)
Compensation expense on option grants and equity awards	335	387
Loss on sale of fixed assets	—	118
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(367)	(350)
Accounts payable and accrued expenses	(345)	(419)
Accrued development expenses	(563)	(966)
Other liabilities	709	94

Net cash used in operating activities	(11,069)	(9,317)

Cash Flows From Investing Activities:
Purchase of investments	(13,000)	(19,914)
Proceeds from maturities of investments	22,000	13,500
Capital expenditures	(267)	(53)

Net cash provided by (used in) investing activities	8,733	(6,467)

Cash Flows From Financing Activities:
Net proceeds from issuance of common stock	—	19,930
Proceeds from exercise of stock options and warrants	9	1,538

Net cash provided by financing activities	9	21,468

Net increase (decrease) in cash and cash equivalents	(2,327)	5,684
Cash and cash equivalents at beginning of period	14,217	6,625

Cash and cash equivalents at end of period	$11,890	$12,309

See accompanying notes to financial statements.

NOTE 1. Basis of Presentation, Reclassification and Stock-Based Compensation

The accompanying financial statements of Genaera Corporation (“Genaera” or the “Company”) are unaudited and have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial statements. The December 31, 2004 balance sheet was derived from audited financial statements, however, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The Company believes that the financial statements include all adjustments (consisting of normal and recurring adjustments) necessary to present fairly the results of operations, financial position and cash flows for the periods presented. Results of operations for interim periods are not necessarily indicative of those to be achieved for full fiscal years. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. There have been no material changes in accounting policies from those stated in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Certain prior year amounts have been reclassified to conform to the current year presentation.

The Company’s stock-based compensation awards include stock options granted to employees, restricted stock granted to employees and stock options granted to non-employee service providers. The Company accounts for its stock options under the intrinsic-value-based method set forth by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations including Financial Accounting Standards Board (“FASB”) Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an Interpretation of APB Opinion No. 25, issued in March 2000. Under this method, compensation cost is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation. As allowed by SFAS 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above. With regard to stock option grants to employees, the Company has adopted only the disclosure requirements of SFAS 123. The following table illustrates the effect on net loss if the fair-value-based method had been applied to all outstanding and unvested stock-based awards for the three- and six-month periods ended June 30, 2005 and 2004 (in thousands, except per share amounts).

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss, as reported	$(5,692)	$(3,957)	$(10,986)	$(8,320)
Add: Stock-based employee compensation expense included in reported net loss	149	115	280	275
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all stock- based awards	(612)	(321)	(1,102)	(651)

Pro forma net loss	$(6,155)	$(4,163)	$(11,808)	$(8,696)

Net loss per share – basic and diluted:
As reported	$(0.10)	$(0.08)	$(0.19)	$(0.16)

Pro forma	$(0.11)	$(0.08)	$(0.21)	$(0.17)

The resulting effect on pro forma net loss and pro forma net loss per share disclosed above may not be representative of the effects on a pro forma basis in future years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Six Months Ended June 30,
	2005	2004
Range of risk free interest rates	3.70% - 4.17%	3.04% - 3.96%
Dividend yield	0%	0%
Volatility factor	125%	121%
Weighted average expected life of options (in years)	5.0	6.0
Weighted average fair value of options granted during the period	$1.95	$3.51

On December 16, 2004, the FASB published SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights and employee share purchase plans. The provisions of SFAS 123R are effective as of the first annual period that begins after June 15, 2005. Accordingly, the Company will implement the revised standard in the first quarter of fiscal year 2006. The implications of this revised standard will materially impact the Company’s results of operations in the first quarter of fiscal year 2006 and thereafter. If the Company had applied the provisions of SFAS 123R to the financial statements for the six-month period ended June 30, 2005, net loss would have increased by approximately $822,000.

NOTE 2. Stockholders’ Equity

The changes in stockholders’ equity from December 31, 2004 to June 30, 2005 are summarized as follows (in thousands):

	Common Stock		Additional Paid-in Capital	Accumulated Other Compre- hensive Loss	Accumulated Deficit	Total Stock- holders’ Equity
	Number of Shares	Amount
Balance at December 31, 2004	57,072	$114	$242,145	$(6)	$(213,171)	$29,082
Exercise of stock options and compensation expense on option grants and stock awards	150	—	344	—	—	344
Comprehensive loss:
Net loss	—	—	—	—	(10,986)	(10,986)
Unrealized gain on investments	—	—	—	4	—	4

Total comprehensive loss						(10,982)

Balance at June 30, 2005	57,222	$114	$242,489	$(2)	$(224,157)	$18,444

NOTE 3. Common Stock

On January 21, 2004, the Company sold 4,950,500 shares of its common stock to four institutional investors in a private placement at a purchase price of $4.04 per share. Net proceeds to the Company from the offering totaled $19,925,000 after offering costs of approximately $75,000. The share price was calculated based on a 10% discount to the five day moving average of the closing price of the Company’s common stock on the Nasdaq SmallCap Market on January 20, 2004. In addition, warrants to purchase 990,100 shares of the Company’s common stock were issued to the institutional investors (see “NOTE 4. Common Stock Warrants”).

On November 8, 2004, the Company completed the sale of 4,183,422 shares of its common stock to unaffiliated institutional investors in a registered direct offering, at a purchase price of $3.45 per share, for aggregate proceeds of approximately $13,500,000 after offering expenses ($66,000) and placement agency fees ($866,000). The shares were offered through a prospectus supplement pursuant to the Company’s effective shelf registration statement. The share price represented a 13% discount to the closing price on the Nasdaq SmallCap Market on November 1, 2004.

NOTE 4. Common Stock Warrants

In connection with its May 2003 private placement, the Company granted warrants to purchase 2,000,000 shares of its common stock at an exercise price of $1.37 per share. These warrants expire on May 23, 2008 and contain certain provisions in which the holder may elect to receive, without the payment by the holder of any additional consideration, the Company’s common stock equal to the value of the warrant, also known as net exercise provisions. Of this total, warrants to purchase 1,500,000 shares were exercisable immediately. The remaining warrants to purchase 500,000 shares were generally exercisable after 18 months from issuance, or beginning on November 23, 2004, or prior to November 23, 2004 if the holder exercised the warrants on a net exercise basis. In August 2003, Ziff Asset Management, L.P. exercised its warrant to purchase 600,000 shares of the Company’s common stock at an exercise price of $1.37 per share, pursuant to these warrants. Proceeds to the Company from the exercise of this warrant were $822,000. In October 2003, Biotechnology Value Fund LP and associated entities and Ziff Asset Management, L.P. exercised their warrants to purchase 1,200,000 shares of the Company’s common stock under the net exercise provisions of these warrants resulting in the issuance of 892,361 shares of common stock. In December 2004, Ziff Asset Management, L.P. exercised their remaining warrants to purchase 200,000 shares of the Company’s common stock at an exercise price of $1.37 per share, pursuant to these warrants. Proceeds to the Company from the exercise of this warrant were $274,000. As a result of these transactions, no warrants under this grant were outstanding as of June 30, 2005.

In connection with its January 2004 private placement, the Company granted warrants to purchase 990,100 shares of its common stock. The warrants have an exercise price of $5.38 per share and expire on January 23, 2009. The exercise price and the number of shares that may be purchased upon exercise of the warrants may be adjusted from time to time as a result of stock dividend, split or subdivision of shares, as well as a combination of shares or merger or consolidation. These warrants are still outstanding as of June 30, 2005.

NOTE 5. Collaboration Agreements

In April 2001, the Company entered into a research collaboration and licensing agreement with MedImmune, Inc. (“MedImmune”) to develop and commercialize therapies related to the Company’s IL9 program. MedImmune provided funding of $2,500,000 to the Company for research and development activities at the Company over a two-year period from April 2001 to April 2003 (the “R&D Funding”). The R&D Funding was paid in eight quarterly installments and recognized by the Company as revenues on a straight-line basis over the two-year period. By the end of that two-year period, licensed technology had been transferred to MedImmune and MedImmune assumed responsibility for development and commercialization efforts on the IL9 program. In addition to the R&D Funding, MedImmune also agreed to reimburse the Company for certain external costs incurred by the Company in connection with the IL9 research plan, which will be recognized by the Company as revenues when the related expenses are incurred. For the three- and six-month periods ended June 30, 2005, the Company recognized $242,000 and $291,000 as revenue related to external cost reimbursements, respectively. For the three- and six-month periods ended June 30, 2004, the Company recognized $16,000 and $149,000 as revenue related to external cost reimbursements respectively.

In September 2001, the Company received a contingent award of up to $1,700,000 from Cystic Fibrosis Foundation Therapeutics (“CFFT”), an affiliate of the Cystic Fibrosis Foundation, to support early clinical evaluation of LOMUCIN™ involving patients with cystic fibrosis. In April 2005, the award was amended to provide up to $2,350,000 in milestone-driven, matching funds from CFFT to support a pivotal multi-center, randomized, double-blind, placebo-controlled Phase II clinical trial of LOMUCIN in approximately 200 individuals with cystic fibrosis. Of a total grant of $2,863,000, $1,213,000 of grant support relating to the early clinical evaluation of LOMUCIN had been received as of June 30, 2005 and was recorded as a long-term liability. The Company did not recognize this amount as revenue as it is refundable to CFFT upon marketing approval by the United States Food and Drug Administration (“FDA”) or if the Company elects not to enter Phase III clinical trials or to commercialize the product within two years of the satisfaction of development milestones, assuming the achievement of statistically significant results. CFFT is also due a royalty on net sales of any resultant product of up to 1.6% based upon the amount of funding ultimately provided by CFFT.

In February 2002, the Company received a Phase II Small Business Innovative Research (“SBIR”) program grant from the National Institutes of Health (“NIH”) in the amount of $800,000 to support its aminosterol research program. The grant extended over a two-year period, which ended in February 2004. In February 2004, the Company notified the NIH of a no-cost extension to the original budget period by twelve months. As a result of the notification, the grant was extended to February 2005. The Company recognized $96,000 related to this grant in the six-month period ended June 30, 2005.

In April 2004, the Company received a Phase I SBIR program grant from the National Institute of Diabetes and Digestive and Kidney Diseases of the NIH in the amount of $100,000 to support its trodusquemine (formerly trodulamine) program. The grant extends over a one-year period ending in March 2005. In March 2005, the Company notified the NIH of a no-cost extension to the original budget period by twelve months. As a result of the notification, the grant was extended to March 2006. The Company recognized no revenue related to this grant during the three- and six-month periods ended June 30, 2005.

In September 2004, the Company received a Phase I SBIR program grant from the National Eye Institute of the NIH in the amount of $100,000 to support its aminosterols for age-related macular degeneration program. The grant extends over a one-year period ending in August 2005. The Company recognized no revenue related to this grant during the three- and six-month periods ended June 30, 2005.

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

In March 2004, an executive ceased to be an employee of the Company. The Company recorded $351,000 of continuing compensation and stock compensation expense during the six-month period ended June 30, 2004.

Manufacturing Agreement

In January 1999 and prior, the Company entered into several agreements with Abbott Laboratories (“Abbott”) providing for the purchase of approximately $10,000,000 of bulk drug substance to be used in the manufacturing process for LOCILEX Cream. The Company renegotiated this agreement with Abbott in September 1999 after the FDA did not approve LOCILEX Cream, paying Abbott $4,200,000 at that time and receiving partial delivery of material. An additional $3,400,000 was due to Abbott and payable if the Company received in excess of $10,000,000 of additional funds (as defined in the agreement) in any year beginning in 2000, in which case the Company must pay 15% of such excess over $10,000,000 to Abbott. The Company recorded this conditional obligation as a liability in 1999 at its then estimated present value. As a result of the Company’s financing activities during 2000 and 2001 and other cash inflows, $1,392,000 and $480,000 of this liability was payable and paid to Abbott on March 1, 2001 and 2002, respectively. No portion of the liability was payable to Abbott on March 1, 2003, as the Company did not receive in excess of $10,000,000 of cash inflows during 2002. As a result of the Company’s financing activities during 2003 and other cash inflows, $966,000 of the liability was payable and paid to Abbott on March 1, 2004. The remaining amount of $563,000 was payable and paid to Abbott on March 1, 2005 as a result of the Company’s financing activities during the year ended December 31, 2004.

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

The Company believes that its current cash and investments as of June 30, 2005 are sufficient to meet its research and development goals for all programs and sustain operations into 2006.

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

Revenue Recognition

Contract revenue for research and development is recorded as earned based on the performance requirements of the contract. Non-refundable contract fees for which no further performance obligations exist, and for which there is no continuing involvement by us, are recognized at the earlier of when the payments are received or when collection is assured. Revenue from non-refundable upfront license fees and certain guaranteed payments where we continue involvement through development collaboration is recognized on a straight-line basis over the development period. Revenue associated with performance milestones is recognized based upon the achievement of the milestones, as defined in the respective agreements. Revenue under research and development cost reimbursement contracts is recognized as the related costs are incurred. Advance payments received in excess of amounts earned are classified as liabilities until earned. Payments received that are refundable also are classified as liabilities until the refund provision expires. We make an estimate as to the appropriate deferral period for recognition of revenue on any collaborative fees received. Changes in these estimates, due to the evolution of the development program, can have a significant effect on the timing of when revenue is recorded.

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

We maintained cash, cash equivalents and short-term investments of $20.8 million at June 30, 2005. We believe these resources are sufficient to sustain operations and meet our research and development goals into 2006. However, we will need to raise substantial additional funds in the future to continue our research and development programs and to commercialize our potential products. If we are unable to raise additional funds, we may be unable to complete our development activities for any of our proposed products.

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

To date, we have engaged primarily in the research and development of drug candidates. We have not generated any revenues from product sales and have incurred losses in each year since our inception. As of June 30, 2005, we had an accumulated deficit of $224.2 million.

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

In July 1999, we received notification from the FDA that our New Drug Application (“NDA”) for LOCILEX Cream had been deemed not approvable. LOCILEX Cream, a topical cream antibiotic for the treatment of infection in diabetic foot ulcers, had been our lead product development candidate. As a result of the FDA’s decision, near-term commercialization of LOCILEX Cream will not occur and we will generate no revenues from LOCILEX Cream in the near future, if ever.

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

Extensive industry regulation has had, and will continue to have, a significant impact on our business. Biopharmaceutical companies, like us, are subject to extensive, complex, costly and evolving regulation by the federal government, principally the FDA, and to a lesser extent by the U.S. Drug Enforcement Administration (“DEA”) and foreign and state government agencies. The Federal Food, Drug and Cosmetic Act, the Controlled Substances Act and other domestic and foreign statutes and regulations govern or influence the testing, manufacturing, packing, labeling, storing, record keeping, safety, approval, advertising, promotion, sale and distribution of our products. Under certain of these regulations, we and our contract suppliers and manufacturers could be subject to periodic inspection of our or their respective facilities, procedures and operations and/or the testing of our products by the FDA, the DEA and other authorities, which conduct periodic inspections to confirm that we and our contract suppliers and manufacturers are in compliance with all applicable regulations. The FDA also conducts pre-approval and post-approval reviews and plant inspections to determine whether our systems, or our contract suppliers’ and manufacturers’ processes, are in compliance with current Good Manufacturing Practices (“cGMP”) and other FDA regulations.

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

We currently have collaborative agreements with three primary collaborators: MedImmune, Inc., Ludwig Institute of Cancer Research (“LICR”) and Laboratorios Bago SA. We do not have control over the amount and timing of resources to be devoted to our products by our collaborative partners. Our collaborators may not place a high priority on their contractual arrangements with us. Collaborators may develop products independently or through third parties that could compete with our proposed products. For example, GlaxoSmithKline, a current collaborative partner, entered into an agreement with us relating to the development of LOCILEX Cream and maintains a significant presence in the antibiotic area and currently sells a topical antibiotic product indicated for the treatment of certain skin infections. In addition, a collaborator may decide to end a relationship with us. For example, in December 2000, Genentech provided notice to us of its election to terminate the collaboration agreement covering the IL9 antibody development program and related respiratory technology.

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

Many companies are working to develop and market products intended for additional disease areas being targeted by us, including age-related macular degeneration (“AMD”) cancer and respiratory diseases. A number of major pharmaceutical companies have significant franchises in these disease areas and can be expected to invest heavily to protect their interests. With respect to AMD, anti-angiogenic agents are under development at a number of biopharmaceutical companies, including Alcon, Inc., Bausch & Lomb, Inc., Eyetech Pharmaceuticals, Inc., Genentech, Inc., Miravant Medical Technologies, and QLT, Inc., as well as other large pharmaceutical companies. For cancer, anti-angiogenic agents are under development at a number of biopharmaceutical companies, including EntreMed, Inc., Genentech, Inc., and Imclone Systems, Inc., as well as other large pharmaceutical companies. In the respiratory field, other biopharmaceutical companies also have reported the discovery of genes relating to asthma and other respiratory diseases, including Genentech, Inc., Amgen, Inc., Inspire Pharmaceuticals, Inc. and Vertex Pharmaceuticals, Inc., as well as other large pharmaceutical companies. Many of the companies developing or marketing competing products have significantly more experience than we do in undertaking preclinical testing and human clinical trials of new or improved therapeutic products and obtaining regulatory approvals of such products. Some of these companies may be in advanced phases of clinical testing of various drugs that may be competitive with our proposed products.

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

Contract manufacturers may utilize their own technology, our technology or technology acquired or licensed from third parties in developing a manufacturing process. In order to engage another manufacturer, we may need to obtain a license or other technology transfer from the original contract manufacturer. Even if a license is available from the original contract manufacturer on acceptable terms, we may be unable to successfully effect the transfer of the technology to the new contract manufacturer. Any such technology transfer may also require the transfer of requisite data for regulatory purposes, including information contained in a proprietary drug master file held by a contract manufacturer. If we rely on a contract manufacturer that owns the drug master file, our ability to change contract manufacturers may be more limited.

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

Potential Ownership Disputes

Disputes may arise as to the ownership of our technology. Most of our research and development personnel have previously worked at other biotechnology companies, pharmaceutical companies, universities or research institutions. These entities may raise questions as to when technology was developed and assert rights to the technology. These kinds of disputes have occurred in the past at the Company and were resolved. However, we may not prevail in any such disputes in the future.

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

We currently maintain primary products and completed operations liability insurance with per occurrence and aggregate coverage limits of $8.0 million. The coverage limits of our insurance policies may be inadequate to fully protect us from liabilities we might incur in connection with clinical trials, manufacturing and marketing of our products. Product liability insurance is expensive and in the future may not be available on commercially acceptable terms, or at all. A successful claim or claims brought against us in excess of our insurance coverage could materially harm our business and financial condition.

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

In 2004, our stock price on the Nasdaq SmallCap Market fluctuated from a low of $2.75 per share on August 12, 2004 to a high of $5.00 per share on January 27, 2004. During the six-month period ended June 30, 2005, our stock price fluctuated from $1.57 to $3.50 per share, with an average price of approximately $2.45. The volatility in our stock price is due to the volatility of our industry in general and does not appear to be connected to any event specific to us.

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

As of June 30, 2005, there were outstanding options to purchase an aggregate of 4,620,000 shares of our common stock at prices ranging from $0.40 per share to $11.63 per share, of which options to purchase approximately 2,007,000 shares were exercisable as of such date. As of June 30, 2005, there were outstanding warrants to purchase 1,207,266 shares of our common stock. Of this total, warrants to purchase 167,166 shares of our common stock are currently exercisable at $3.33 per share, subject to adjustment under the anti-dilution provisions of the warrants. Warrants to purchase 50,000 shares are currently exercisable at $3.79 per share. In January 2004, in connection with a private placement of our common stock, we issued warrants to purchase 990,100 shares of our common stock at an exercise price of $5.38 per share. In connection with an April 2002 private placement of our common stock, we granted to the placement agent warrants to purchase 100,000 shares of our common stock at an exercise price of $2.75 per share. As of June 30, 2005, these warrants have not yet been issued.

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

Results of Operations

Revenues

We have received no revenues to date from product sales. Revenues recorded to date have consisted principally of revenues recognized under collaborations with third parties. In April 2001, we entered into a research collaboration and licensing agreement with MedImmune, Inc., to develop and commercialize therapies related to our IL9 program. MedImmune provided funding of $2.5 million, payable in eight equal quarterly installments through April 2003 (the “R&D Funding”), plus it funds external cost reimbursements for our research and development activities. We could also receive up to $54.5 million based on successful completion of future milestones. In August 2004, we received the first of such milestone payments as a result of the initiation of Phase I clinical trials. For the three- and six-month periods ended June 30, 2005 we recognized $242,000 and $291,000 as revenue related to external cost reimbursements, respectively. For the three- and six-month periods ended June 30, 2004 we recognized $16,000 and $149,000 as revenue related to external cost reimbursements, respectively.

In February 2002, the Company received a Phase II Small Business Innovative Research program grant from the NIH in the amount of $800,000 to support its aminosterol research program. The grant extended over a two-year period, which ended in February 2004. In February 2004, the Company notified the NIH of a no-cost extension of the original budget period by twelve months. As a result of the notification, the grant was extended through February 2005. The Company recognized $96,000 of revenue related to this grant during the six-month period ended June 30, 2005. No revenue related to this grant was recognized during the six-month period ended June 30, 2004.

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

	Development Stage	Status
Squalamine:
EVIZON™ (Squalamine)	Phase III	Active
Squalamine	Phase II	Active
LOMUCIN™	Phase II	Active
IL9 program	Phase I	Active(1)
Other programs:
Trodusquemine	Research/Preclinical	Active/Inactive
Other Aminosterols	Research	Active
LOCILEX Cream	Phase III	Inactive

(1)	In April 2001, we entered into a collaborative agreement with MedImmune to develop and commercialize therapies related to our IL9 program.

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

We recognized research and development expenses of $4.9 million and $3.0 million in the three-month periods ended June 30, 2005 and 2004, respectively. We recognized research and development expenses of $9.2 million and $6.2 million in the six-month periods ended June 30, 2005 and 2004, respectively. The following table illustrates research and development expenses (in thousands) incurred during the three- and six-month periods ended June 30, 2005 and 2004 for our significant groups of research and development projects.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Squalamine program expenses	$3,770	$2,218	$7,047	$3,849
LOMUCIN™ program expenses	351	75	461	178
IL9 program expenses	62	54	118	109
Other program expenses	23	54	46	110
Indirect expenses	733	614	1,541	1,905

	$4,939	$3,015	$9,213	$6,151

Research and development expenses have increased for the three-month period ended June 30, 2005, as compared to the same period in 2004, due primarily to increases in clinical trial costs ($1.9 million) and personnel costs ($0.3 million) related to our squalamine program for the treatment of age-related macular degeneration, as well as an increase in clinical trial costs ($0.3 million) related to our

LOMUCIN™ program. The increases in research and development expenses were partially offset by a decrease in research costs ($0.5 million) related to our squalamine program for the treatment of AMD resulting from the progression of EVIZON™ through Phase II clinical trials.

Research and development expenses have increased for the six month period ended June 30, 2005, as compared to the same period in 2004, due primarily to increases in clinical trial costs ($3.1 million), manufacturing costs ($0.6 million) and personnel costs ($0.4 million) related to our squalamine program for the treatment of age-related macular degeneration, as well as an increase in clinical trial costs ($0.3 million) related to our LOMUCIN™ program. These increases were partially offset by a decrease in indirect expenses due to the absence of continuing compensation and stock compensation expense relating to a former executive ($0.4 million) and a decrease in third-party contract research costs ($0.8 million) and consulting expenses ($0.3 million) related to our squalamine program for the treatment of AMD resulting from the progression of EVIZON™ through Phase II clinical trials.

The costs incurred to date on each of our development projects are not reasonably estimable, because work on one program often supports or enhances another program. For example, it is not possible to separate the time and resources spent in development of squalamine lactate as a product candidate to treat wet AMD and as a product candidate to treat cancer because: (i) early research and development efforts devoted to cancer research led to development of Genaera’s product candidate squalamine lactate (trade name EVIZONTM) for AMD; (ii) clinical trial work pursuant to Genaera’s Investigational New Drug (IND) application for cancer forms part of the safety data base for the IND it filed with the FDA for wet AMD; (iii) Genaera’s manufacturing development for squalamine lactate supports both the AMD and cancer programs; and (iv) nonclinical testing conducted supports all regulatory filings and proposed indications for squalamine.

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

The nature of costs incurred in the future will also vary depending upon the stage of the product candidate’s development. Product candidates in the research stage often require significant laboratory work to develop and prepare the product candidate for preclinical testing and for testing in humans. Costs for such work typically include Genaera staff, Genaera facilities, lab supplies and equipment and fees to contract research facilities supervised by Genaera personnel. All products to be tested in humans require preclinical testing and often require additional nonclinical testing while clinical trials are in process to fulfill regulatory requirements. Preclinical and nonclinical work requires expenditures for staffing and facilities at Genaera. Costs will also be incurred for work done by contract research facilities under Genaera supervision. Early stage products require development of manufacturing methods, supporting analytical and research work and qualifying vendors, including contract manufacturers. Products in human testing, particularly later stage trials, require manufacturing more significant quantities of product. The costs of conducting clinical trials include fees to contract research organizations to conduct the trials, payments to physicians and research centers, and payments for a wide range of services to prepare for clinical trials, support the trials and manage data gathered in the trials. Internal Genaera costs for clinical trials include staffing and infrastructure to design, adapt and manage the trials, as well as managing vendors providing supporting services. Smaller but continuing costs throughout the clinical trials process also include quality control and regulatory compliance activities conducted by Genaera staff and through contractors supervised by Genaera.

General and Administrative Expenses

We recognized general and administrative expenses of $1.1 million and $926,000 in the three-month periods ended June 30, 2005 and 2004, respectively. General and administrative expenses consist principally of personnel costs, professional fees and public company expenses. General and administrative costs increased in the three-month period ended June 30, 2005, as compared to the same period in 2004, due to increases in personnel costs ($0.1 million) and patent expenditures ($0.1 million). We recognized general and administrative expenses of $2.5 million and $2.4 million in the six-month periods ended June 30, 2005 and 2004, respectively. General and administrative costs increased in the six-month period ended June 30, 2005, as compared to the same period in 2004, due to increases in personnel as a result of our expanded development efforts ($0.2 million) and increased professional fees ($0.1 million), due to having to comply with various provisions of the Sarbanes-Oxley Act of 2002. This increase was partially offset by decreases in patent expenditures ($0.1 million) and investor relations ($0.1 million).

Interest Income and Expense

We recognized interest income of $149,000 and $67,000 for the three-month periods ended June 30, 2005 and 2004, respectively. We recognized no interest expense for the three-month period ended June 30, 2005 and interest expense of $1,000 in the same period in 2004. We recognized interest income of $302,000 and $132,000 for the six-month periods ended June 30, 2005 and 2004, respectively. We recognized no interest expense for the six-month period ended June 30, 2005 and $1,000 of interest expense in the same period in 2004. Interest income increased during the three- and six-month periods ended June 30, 2005, as compared to the same periods in 2004, due to higher investment interest yields.

Financial Condition, Liquidity and Capital Resources

Cash, cash equivalents and short-term investments were $20.8 million at June 30, 2005 as compared to $32.2 million at December 31, 2004. The primary use of cash was to finance our research and development operations.

Current liabilities were $3.0 million and $3.9 million at June 30, 2005 and December 31, 2004, respectively. Current liabilities at December 31, 2004 included $0.6 million due to Abbott Laboratories under our agreement with them. Long-term liabilities at June 30, 2005 include $1.2 million received as a contingent award from the Cystic Fibrosis Foundation.

Our capital expenditure requirements will depend upon numerous factors, including the progress of our research and development programs, the time and cost required to obtain regulatory approvals, our ability to enter into additional collaborative arrangements, the demand for products based on our technology, if and when such products are approved, and possible acquisitions of products, technologies and companies. We had no significant commitments for capital expenditures as of June 30, 2005.

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

Contractual Cash Obligations

The table below sets forth our contractual cash obligations at June 30, 2005 (in thousands):

		Cash Payments Due by Period
Contractual Cash Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating lease on building [1]	$970	$392	$578	$—	$—
Operating leases and maintenance contracts on equipment	255	170	85	—	—
Clinical trial contracts	1,345	1,345	—	—	—
Research and development contracts	125	125	—	—	—
Manufacturing contracts	214	214	—	—	—

Total contractual cash obligations	$2,909	$2,246	$663	$—	$—

[1]	The lease provides for escalations relating to increases in the Consumer Price Index not to exceed 7% but no less than 3.5% beginning in December 2002. We have assumed an annual minimum lease payment escalation of 3.5% for the purposes of this table.

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

As of June 30, 2005, our portfolio investments consisted of $11.9 million in cash and cash equivalents and $9.0 million in U.S. Treasury or U.S government agency debt instruments having a maturity of less than one year. Due to the nature of our investment portfolio, management believes that a sudden change in interest rates would not have a material effect on the value of the portfolio. Management estimates that if the average annualized yield of our investments had decreased by 100 basis points, our interest income for the six-month period ended June 30, 2005 would have decreased by approximately $122,000. This estimate assumes that the decrease occurred on the first day of 2005 and reduced the annualized yield of each investment instrument by 100 basis points. Correspondingly, if the average annualized yield of our investments had increased by 100 basis points, our interest income for the six-month period ended June 30, 2005 would have increased by $122,000. This estimate assumes that the increase occurred on the first day of 2005 and increased the annualized yield of each investment instrument by 100 basis points. The impact on our future interest income will depend largely on the gross amount of our investment portfolio.

We do not currently have any significant direct foreign currency exchange rate risk.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures: For the quarterly period ended June 30, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer (the principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based upon this evaluation, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that, as of June 30, 2005, our disclosure controls and procedures were effective.

Our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all errors or fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met and our disclosure controls and procedures are designed to provide this reasonable assurance. Based upon the evaluation discussed above, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that, as of June 30, 2005, our disclosure controls and procedures were effective at providing such reasonable assurance. Because of inherent limitations in all control systems, no evaluation of control can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected.

(b) Internal control over financial reporting: There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 19, 2005, we held our Annual Meeting of Shareholders. Proxies were solicited for the Annual Meeting pursuant to Regulation 14 of the Securities Exchange Act of 1934. At the Annual Meeting, the shareholders elected six directors for one-year terms, approved an amendment to our Third Amended and Restated Certificate of Incorporation and ratified the appointment of our independent accountants.

(a)	In the approval of an amendment to the Company’s Third Amended and Restated Certificate of Incorporation to increase the number of authorized shares of the Company’s Common Stock, the number of shares voted was as follows:

For	Against	Withheld
48,541,983	2,309,992	142,572

(b)	In the election of directors, the number of shares voted was as follows:

	Votes For	Votes Withheld
R. Frank Ecock	49,677,508	1,317,039
Zola P. Horovitz, Ph.D.	48,511,818	2,482,729
Osagie O. Imasogie	49,958,649	1,035,898
Roy C. Levitt, M.D.	49,808,786	1,185,761
Robert F. Shapiro	49,670,053	1,324,494
James B. Wyngaarden, M.D.	49,640,464	1,354,083

(c)	In the ratification of the appointment of KPMG LLP as independent accountants for the fiscal year ending December 31, 2005, the number of shares voted was as follows:

For	Against	Withheld
50,173,710	657,852	162,985

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENAERA CORPORATION

Date: August 5, 2005	By:	/s/ John A. Skolas
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