Form 10-Q
period 2005-09-30
GENAERA CORP
filed 2005-11-09
CIK 880431

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended September 30, 2005.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The number of outstanding shares of the Registrant’s Common Stock, par value $.002 per share, on November 7, 2005 was 68,680,233.

GENAERA CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED September 30, 2005

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

GENAERA CORPORATION

BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	September 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$24,324	$14,217
Short-term investments	12,851	17,934
Prepaid expenses and other current assets	1,813	602

Total current assets	38,988	32,753
Fixed assets, net	797	736
Other assets	58	59

Total assets	$39,843	$33,548

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,049	$3,323
Accrued development expense – short-term (NOTE 6)	—	563

Total current liabilities	4,049	3,886
Other liabilities	1,785	580

Total liabilities	5,834	4,466

Commitments, contingencies and other matters (NOTE 6)
Stockholders’ equity (NOTE 2):
Common stock - $.002 par value per share; 100,000 shares authorized; 68,652 and 57,072 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	137	114
Additional paid-in capital	265,561	242,145
Accumulated other comprehensive loss - unrealized loss on investments	(6)	(6)
Accumulated deficit	(231,683)	(213,171)

Total stockholders’ equity	34,009	29,082

Total liabilities and stockholders’ equity	$39,843	$33,548

See accompanying notes to financial statements.

GENAERA CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Collaborative research agreement and grant revenues	$14	$672	$404	$844

Costs and expenses:
Research and development	6,541	4,241	15,755	10,392
General and administrative	1,176	1,194	3,639	3,548

	7,717	5,435	19,394	13,940

Loss from operations	(7,703)	(4,763)	(18,990)	(13,096)
Interest income, net	177	73	478	203
Loss on sale of equipment	—	—	—	(118)

Net loss	$(7,526)	$(4,690)	$(18,512)	$(13,011)

Net loss per share — basic and diluted	$(0.13)	$(0.09)	$(0.32)	$(0.25)

Weighted average shares outstanding — basic and diluted	59,210	52,607	57,851	52,012

See accompanying notes to financial statements.

GENAERA CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2005	2004
Cash Flows From Operating Activities:
Net loss	$(18,512)	$(13,011)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	250	267
Amortization of investment discounts/premiums	58	(78)
Compensation expense on option grants and equity awards	472	709
Loss on sale of fixed assets	—	118
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,210)	(577)
Accounts payable and accrued expenses	726	192
Accrued development expenses	(563)	(966)
Other liabilities	1,205	95

Net cash used in operating activities	(17,574)	(13,251)

Cash Flows From Investing Activities:
Purchase of investments	(22,975)	(27,857)
Proceeds from maturities of investments	28,000	22,500
Capital expenditures	(311)	(96)

Net cash provided by (used in) investing activities	4,714	(5,453)

Cash Flows From Financing Activities:
Net proceeds from issuance of common stock	22,927	19,930
Proceeds from exercise of stock options and warrants	40	1,793

Net cash provided by financing activities	22,967	21,723

Net increase in cash and cash equivalents	10,107	3,019
Cash and cash equivalents at beginning of period	14,217	6,625

Cash and cash equivalents at end of period	$24,324	$9,644

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

The Company’s stock-based compensation awards include stock options granted to employees, restricted stock granted to employees and stock options and restricted stock granted to non-employee service providers. The Company accounts for its stock options under the intrinsic-value-based method set forth by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations including Financial Accounting Standards Board (“FASB”) Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, issued in March 2000. Under this method, compensation cost is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation. As allowed by SFAS 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above. With regard to stock option grants to employees, the Company has adopted the disclosure only requirements of SFAS 123. The following table illustrates the effect on net loss if the fair-value-based method had been applied to all outstanding and unvested stock-based awards for the three- and nine-month periods ended September 30, 2005 and 2004 (in thousands, except per share data).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss, as reported	$(7,526)	$(4,690)	$(18,512)	$(13,011)
Add: Stock-based employee compensation expense included in reported net loss	137	322	417	597
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all stock-based awards	(684)	(409)	(1,786)	(1,060)

Pro forma net loss	$(8,073)	$(4,777)	$(19,881)	$(13,474)

Net loss per share – basic and diluted:
As reported	$(0.13)	$(0.09)	$(0.32)	$(0.25)

Pro forma	$(0.14)	$(0.09)	$(0.34)	$(0.26)

The resulting effect on pro forma net loss and pro forma net loss per share disclosed above may not be representative of the effects on a pro forma basis in future years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Nine Months Ended September 30,
	2005	2004
Range of risk free interest rates	3.70% - 4.51%	3.04% - 3.96%
Dividend yield	0%	0%
Volatility factor	125%	121%
Weighted average expected life of options (in years)	5.0	6.0
Weighted average fair value of options granted during the period	$1.70	$3.26

On December 16, 2004, the FASB published SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights and employee share purchase plans. The provisions of SFAS 123R are effective as of the first annual period that begins after June 15, 2005. Accordingly, the Company will implement the revised standard in the first quarter of fiscal year 2006. The implications of this revised standard will materially impact the Company’s results of operations in the first quarter of fiscal year 2006 and thereafter. If the Company had applied the provisions of SFAS 123R to the financial statements for the nine-month period ended September 30, 2005, the net loss would have increased by approximately $1,369,000.

NOTE 2. Stockholders’ Equity

The changes in stockholders’ equity from December 31, 2004 to September 30, 2005 are summarized as follows (in thousands):

	Common Stock		Additional Paid-in Capital	Accumulated Other Compre- hensive Loss	Accumulated Deficit	Total Stock- holders’ Equity
	Number of Shares	Amount
Balance at December 31, 2004	57,072	$114	$242,145	$(6)	$(213,171)	$29,082
Exercise of stock options and compensation expense on option grants and stock awards	180	—	512	—	—	512
Common stock issued pursuant to private placement	11,400	23	22,904	—	—	22,927
Net loss	—	—	—	—	(18,512)	(18,512)

Balance at September 30, 2005	68,652	$137	$265,561	$(6)	$(231,683)	$34,009

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

On September 15, 2005, the Company completed the sale of 11,400,000 shares of its common stock to unaffiliated institutional investors in a registered direct offering, at a purchase price of $2.15 per share, for aggregate proceeds of approximately $22,927,000 after offering expenses ($112,000) and placement agency fees ($1,471,000). The shares were offered through a prospectus supplement pursuant to the Company’s effective shelf registration statement. The share price represented an 18% discount to the closing price on the Nasdaq SmallCap Market on September 9, 2005. In addition, warrants to purchase 3,420,000 shares of the Company’s common stock were issued to the institutional investors (see “NOTE 4. Common Stock Warrants”).

NOTE 4. Common Stock Warrants

In connection with its May 2003 private placement, the Company granted warrants to purchase 2,000,000 shares of its common stock at an exercise price of $1.37 per share. These warrants expire on May 23, 2008 and contain certain provisions in which the holder may elect to receive, without the payment by the holder of any additional consideration, the Company’s common stock equal to the value of the warrant, also known as net exercise provisions. Of this total, warrants to purchase 1,500,000 shares were exercisable immediately. The remaining warrants to purchase 500,000 shares were generally exercisable after 18 months from issuance, or beginning on November 23, 2004, or prior to November 23, 2004 if the holder exercised the warrants on a net exercise basis. In August 2003, Ziff Asset Management, L.P. exercised its warrant to purchase 600,000 shares of the Company’s common stock at an exercise price of $1.37 per share, pursuant to these warrants. Proceeds to the Company from the exercise of this warrant were $822,000. In October 2003, Biotechnology Value Fund LP and associated entities and Ziff Asset Management, L.P. exercised their warrants to purchase 1,200,000 shares of the Company’s common stock under the net exercise provisions of these warrants resulting in the issuance of 892,361 shares of common stock. In December 2004, Ziff Asset Management, L.P. exercised their remaining warrants to purchase 200,000 shares of the Company’s common stock at an exercise price of $1.37 per share, pursuant to these warrants. Proceeds to the Company from the exercise of this warrant were $274,000. As a result of these transactions, no warrants under this grant were outstanding as of September 30, 2005.

In connection with its January 2004 private placement, the Company granted warrants to purchase 990,100 shares of its common stock. The warrants have an exercise price of $5.38 per share and expire on January 23, 2009. The exercise price and the number of shares that may be purchased upon exercise of the warrants may be adjusted from time to time as a result of a stock dividend, split or subdivision of shares, as well as a combination of shares or merger or consolidation. These warrants are still outstanding as of September 30, 2005.

In connection with its September 2005 registered direct offering, the Company granted warrants to purchase 3,420,000 shares of its common stock. The warrants have an exercise price of $3.15 per share and expire on March 13, 2011 and are exercisable six months after issuance, or beginning on March 13, 2006. The exercise price and the number of shares that may be purchased upon exercise of the warrants may be adjusted from time to time as a result of a stock dividend, split or subdivision of shares, as well as a combination of shares or merger or consolidation.

NOTE 5. Collaboration Agreements

In April 2001, the Company entered into a research collaboration and licensing agreement with MedImmune, Inc. (“MedImmune”) to develop and commercialize therapies related to the Company’s IL9 program. MedImmune provided funding of $2,500,000 to the Company for research and development activities at the Company over a two-year period from April 2001 to April 2003 (the “R&D Funding”). The R&D Funding was paid in eight quarterly installments and recognized by the Company as revenues on a straight-line basis over the two-year period. By the end of that two-year period, licensed technology had been transferred to MedImmune and MedImmune assumed responsibility for development and commercialization efforts on the IL9 program. In addition to the R&D Funding, MedImmune also agreed to reimburse the Company for certain external costs incurred by the Company in connection with the IL9 research plan, which will be recognized by the Company as revenues when the related expenses are incurred. For the three- and nine-month periods ended September 30, 2005, the Company recognized $13,000 and $304,000 as revenue related to external cost reimbursements, respectively. For the three- and nine-month periods ended September 30, 2004, the Company recognized $672,000 and $821,000 as revenue related to external cost reimbursements ($172,000 and $321,000) and milestone payments ($500,000 and $500,000), respectively.

In September 2001, the Company received a contingent award of up to $1,700,000 from Cystic Fibrosis Foundation Therapeutics (“CFFT”), an affiliate of the Cystic Fibrosis Foundation, to support early clinical evaluation of LOMUCIN™ involving patients with cystic fibrosis. In April 2005, the award was amended to provide up to $2,350,000 in milestone-driven, matching funds from CFFT to support a pivotal multi-center, randomized, double-blind, placebo-controlled Phase II clinical trial of LOMUCIN in approximately 200 individuals with cystic fibrosis. Of a total grant of $2,863,000, $1,713,000 of grant support relating to the Phase II clinical evaluation of LOMUCIN was recorded as a long-term liability as of September 30, 2005. The Company did not recognize this amount as revenue as it is refundable to CFFT upon marketing approval by the United States Food and Drug Administration (“FDA”) or if the Company elects not to enter Phase III clinical trials or not to commercialize the product within two years of the satisfaction of development milestones, assuming the achievement of statistically significant results. CFFT is also due a royalty on net sales of any resultant product of up to 1.6% based upon the amount of funding ultimately provided by CFFT.

In February 2002, the Company received a Phase II Small Business Innovative Research (“SBIR”) program grant from the National Institutes of Health (“NIH”) in the amount of $800,000 to support its aminosterol research program. The grant originally extended over a two-year period, which ended in February 2004. In February 2004, the Company notified the NIH of a no-cost extension to the original budget period by twelve months. As a result of the notification, the grant was extended to February 2005. The Company recognized $96,000 related to this grant in the nine-month period ended September 30, 2005. No revenue was recognized in the nine-month period ended September 30, 2004.

In April 2004, the Company received a Phase I SBIR program grant from the National Institute of Diabetes and Digestive and Kidney Diseases of the NIH in the amount of $100,000 to support its trodusquemine (formerly trodulamine) program. The grant originally extended over a one-year period ending in March 2005. In March 2005, the Company notified the NIH of a no-cost extension to the original budget period by twelve months. As a result of the notification, the grant was extended to March 2006. The Company recognized no revenue related to this grant during the three- and nine-month periods ended September 30, 2005 and 2004.

In September 2004, the Company received a Phase I SBIR program grant from the National Eye Institute of the NIH in the amount of $100,000 to support its aminosterols for age-related macular degeneration program. The grant originally extended over a one-year period ending in August 2005. In August 2005, the Company notified the NIH of a no-cost extension to the original budget period by twelve months. As a result of the notification, the grant was extended to August 2006. The Company recognized no revenue related to this grant during the three- and nine-month periods ended September 30, 2005 and 2004.

NOTE 6. Commitments, Contingencies and Liquidity

Employment Agreements

The Company has employment agreements with certain officers and employees. Employees covered under employment contracts who are terminated “without cause” are entitled to receive from the Company continuation of base pay for periods ranging from six months to twelve months. Continuation of pay for officers other than the Chief Executive Officer, whose severance is to be paid in one lump sum, will cease upon the attainment of full time employment elsewhere.

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

The Company believes that its current cash and investments as of September 30, 2005 are sufficient to meet its research and development goals and sustain operations at least through the third quarter of 2006.

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

NOTE 7. Subsequent Event

On October 18, 2005, Roy C. Levitt, M.D., the Company’s Chief Executive Officer, resigned effective December 31, 2005. John L. Armstrong, Jr., the Company’s President and Chief Operating Officer, will succeed Dr. Levitt as the Company’s interim Chief Executive Officer. It is expected that Dr. Levitt will complete his term on the Company’s Board of Directors and continue as a consultant to the Company.

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

We maintained cash, cash equivalents and short-term investments of $37.2 million at September 30, 2005. We believe these resources are sufficient to sustain operations and meet our research and development goals at least through the third quarter of 2006. However, we will need to raise substantial additional funds in the future to continue our research and development programs and to commercialize our potential products. If we are unable to raise additional funds, we may be unable to complete our development activities for any of our proposed products.

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

To date, we have engaged primarily in the research and development of drug candidates. We have not generated any revenues from product sales and have incurred losses in each year since our inception. As of September 30, 2005, we had an accumulated deficit of $231.7 million.

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

Governmental authorities may delay or deny the approval of any of our drug candidates. In addition, governmental authorities may enact new legislation or regulations that could limit or restrict our efforts. A delay or denial of regulatory approval for any of our drug candidates will have a material adverse effect on our business. Even if we receive approval of a product candidate, approval may be conditioned upon certain limitations and restrictions as to the drugs used and may be subject to continuous review. If we fail to comply with any applicable regulatory requirements, we could be subject to penalties, including warning letters, fines, withdrawal of regulatory approval, product recalls, operating restrictions, injunctions and criminal prosecution.

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

We currently have collaborative agreements with three primary collaborators: MedImmune, Inc., Ludwig Institute of Cancer Research (“LICR”) and Laboratorios Bago SA. We do not have control over the amount and timing of resources to be devoted to our products by our collaborative partners. Our collaborators may not place a high priority on their contractual arrangements with us. Collaborators may develop products independently or through third parties that could compete with our proposed products. In addition, a collaborator may decide to end a relationship with us.

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

Many companies are working to develop and market products intended for additional disease areas being targeted by us, including age-related macular degeneration (“AMD”), cancer and respiratory diseases. A number of major pharmaceutical companies have significant franchises in these disease areas and can be expected to invest heavily to protect their interests. With respect to AMD, anti-angiogenic agents are under development at a number of biopharmaceutical companies, including Alcon, Inc., Bausch & Lomb, Inc., Eyetech Pharmaceuticals, Inc., Genentech, Inc., Miravant Medical Technologies, and QLT, Inc., as well as other large pharmaceutical companies. For cancer, anti-angiogenic agents are under development at a number of biopharmaceutical companies, including EntreMed, Inc., Genentech, Inc., and Imclone Systems, Inc., as well as other large pharmaceutical companies. In the respiratory field, other biopharmaceutical companies also have reported the discovery of genes relating to asthma and other respiratory diseases, including Genentech, Inc., Amgen, Inc., Inspire Pharmaceuticals, Inc. and Vertex Pharmaceuticals, Inc., as well as other large pharmaceutical companies. Many of the companies developing or marketing competing products have significantly more experience than we do in undertaking preclinical testing and human clinical trials of new or improved therapeutic products and obtaining regulatory approvals of such products. Some of these companies may be in advanced phases of clinical testing of various drugs that may be competitive with our proposed products.

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

We own several patents and patent applications for the use of squalamine as an anti-angiogenic, including methods for the treatment of cancer and neovascularization in the eye. One of these patents is to the compound’s combination therapy with other anti-cancer agents and will expire in 2017 while another application covers the treatment of age-related macular degeneration, retinopathy of prematurity and diabetic retinopathy that will expire in 2015. We also own patents covering methods and intermediates in the manufacturing process of squalamine and trodusquemine that expire in 2017, 2018 and 2021. We own a composition of matter patent for the trodusquemine compound, which expires in 2014. We also own a patent for the use of trodusquemine as an anti-obesity agent and other indications that expires in 2015. We own two patents for the use of anti-IL9 or anti-IL9 receptor antibodies for the treatment of asthma and related disorders that expire in 2016. We have recently received two U.S. patents covering methods for screening for mucoregulator compounds and the composition of matter of a target for mucoregulators that both expire in 2019. We own a patent on the use of talniflumate and related mucoregulator compounds for treating various conditions where mucous is overproduced, which expires in 2021.

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

We depend to a considerable degree on a limited number of key personnel. Most significant responsibilities have been assigned to a relatively small number of individuals. In particular, it would be difficult to replace our President and Chief Operating Officer, John L. Armstrong, Jr. We entered into an evergreen employment agreement with Mr. Armstrong, dated October 21, 2003, that is terminable by either party. This employment agreement contains non-competition and non-solicitation clauses. All of our executive officers have executed individual employment agreements with us. We do not maintain “key man” insurance on any of our employees. The loss of certain management and technical personnel could adversely affect our ability to develop and commercialize products.

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

In 2004, our stock price on the Nasdaq SmallCap Market fluctuated from a low of $2.75 per share on August 12, 2004 to a high of $5.00 per share on January 27, 2004. During the nine-month period ended September 30, 2005, our stock price fluctuated from $1.45 to $3.50 per share, with an average price of approximately $2.27. The volatility of our stock price is due to the volatility of our industry in general and does not appear to be connected to any event specific to us.

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

As of September 30, 2005, there were outstanding options to purchase an aggregate of 5,344,250 shares of our common stock at prices ranging from $0.40 per share to $11.63 per share, of which options to purchase approximately 2,190,500 shares were exercisable as of such date. As of September 30, 2005, there were outstanding warrants to purchase 4,627,266 shares of our common stock. Of this total, warrants to purchase 167,166 shares of our common stock are currently exercisable at $3.33 per share, subject to adjustment under the anti-dilution provisions of the warrants. Warrants to purchase 50,000 and 990,100 shares are currently exercisable at $3.79 and $5.38 per share, respectively. In September 2005, in connection with a registered direct offering of our common stock, we issued to institutional investors warrants to purchase 3,420,000 shares of our common stock at an exercise price of $3.15 per share, which are exercisable as of March 13, 2006. In connection with an April 2002 private placement of our common stock, we granted to the placement agent warrants to purchase 100,000 shares of our common stock at an exercise price of $2.75 per share. As of September 30, 2005, these warrants have not yet been issued.

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

Results of Operations

Revenues

We have received no revenues to date from product sales. Revenues recorded to date have consisted principally of revenues recognized under collaborations with third parties. In April 2001, we entered into a research collaboration and licensing agreement with MedImmune, Inc., to develop and commercialize therapies related to our IL9 program. MedImmune provided funding of $2.5 million, payable in eight equal quarterly installments through April 2003 (the “R&D Funding”), plus it funds external cost reimbursements for our research and development activities. We could also receive up to $54.5 million based on successful completion of future milestones. In August 2004, we received the first of such milestone payments as a result of the initiation of Phase I clinical trials. For the three- and nine-month periods ended September 30, 2005 we recognized $13,000 and $304,000 as revenue related to external cost reimbursements, respectively. For the three- and nine-month periods ended September 30, 2004 we recognized $672,000 and $821,000 as revenue related to external cost reimbursements ($172,000 and $321,000) and milestone payments ($500,000 and $500,000), respectively.

In February 2002, the Company received a Phase II Small Business Innovative Research program grant from the NIH in the amount of $800,000 to support its aminosterol research program. The grant extended over a two-year period, which ended in February 2004. In February 2004, the Company notified the NIH of a no-cost extension of the original budget period by twelve months. As a result of the notification, the grant was extended through February 2005. The Company recognized $96,000 of revenue related to this grant during the nine-month period ended September 30, 2005. No revenue related to this grant was recognized during the nine-month period ended September 30, 2004.

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

We recognized research and development expenses of $6.5 million and $4.2 million in the three-month periods ended September 30, 2005 and 2004, respectively. We recognized research and development expenses of $15.8 million and $10.4 million in the nine-month periods ended September 30, 2005 and 2004, respectively. The following table illustrates research and development expenses (in thousands) incurred during the three- and nine-month periods ended September 30, 2005 and 2004 for our significant groups of research and development projects.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Squalamine program expenses	$5,537	$3,304	$12,584	$7,152
LOMUCIN™ program expenses	258	168	719	346
IL9 program expenses	59	64	178	173
Other program expenses	30	55	76	165
Indirect expenses	657	650	2,198	2,556

	$6,541	$4,241	$15,755	$10,392

Research and development expenses have increased for the three-month period ended September 30, 2005, as compared to the same period in 2004, due primarily to increases in clinical trial costs ($2.7 million) and personnel costs ($0.2 million) related to our squalamine program for the treatment of age-related macular degeneration. The increases in research and development expenses were partially offset by a decrease in development costs ($0.6 million) related to our squalamine program for the treatment of age-related macular degeneration.

Research and development expenses have increased for the nine-month period ended September 30, 2005, as compared to the same period in 2004, due primarily to increases in clinical trial costs ($5.8 million), manufacturing costs ($0.6 million) and personnel costs ($0.6 million) related to our squalamine program for the treatment of age-related macular degeneration, as well as an increase in clinical trial costs ($0.4 million) related to our LOMUCIN™ program. These increases were partially offset by a decrease in indirect expenses due to the absence of continuing compensation and stock compensation expense relating to a former executive ($0.6 million) and a decrease in third-party contract development costs ($1.4 million) related to our squalamine program for the treatment of AMD resulting from the progression of EVIZON™ through Phase II into Phase III clinical trials.

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

General and Administrative Expenses

We recognized general and administrative expenses of $1.2 million in the three-month periods ended September 30, 2005 and 2004. General and administrative expenses consist principally of personnel costs, professional fees and public company expenses. General and administrative costs in the three-month period ended September 30, 2005 were approximately the same as with the three-month period ended September 30, 2004. We recognized general and administrative expenses of $3.6 million and $3.5 million in the nine-month periods ended September 30, 2005 and 2004, respectively. General and administrative costs increased in the nine-month period ended September 30, 2005, as compared to the same period in 2004, due to increases in personnel as a result of our expanded development efforts ($0.3 million) and increased professional fees ($0.1 million), due to having to comply with various provisions of the Sarbanes-Oxley Act of 2002. This increase was partially offset by decreases in patent expenditures ($0.3 million).

Interest Income and Expense

We recognized interest income of $177,000 and $74,000 for the three-month periods ended September 30, 2005 and 2004, respectively. We recognized no interest expense for the three-month period ended September 30, 2005 and interest expense of $500 in the same period in 2004. We recognized interest income of $478,000 and $206,000 for the nine-month periods ended September 30, 2005 and 2004, respectively. We recognized no interest expense for the nine-month period ended September 30, 2005 and $3,000 of interest expense in the same period in 2004. Interest income increased during the three- and nine-month periods ended September 30, 2005, as compared to the same periods in 2004, due to higher investment interest yields.

Financial Condition, Liquidity and Capital Resources

Cash, cash equivalents and short-term investments were $37.2 million at September 30, 2005 as compared to $32.2 million at December 31, 2004. Our primary use of cash is to finance our research and development operations.

Current liabilities were $4.0 million and $3.9 million at September 30, 2005 and December 31, 2004, respectively. Current liabilities at December 31, 2004 included $0.6 million due to Abbott Laboratories under our agreement with them. Long-term liabilities at September 30, 2005 include $1.7 million of refundable grant support from an affiliate of the Cystic Fibrosis Foundation.

Our capital expenditure requirements will depend upon numerous factors, including the progress of our research and development programs, the time and cost required to obtain regulatory approvals, our ability to enter into additional collaborative arrangements, the demand for products based on our technology, if and when such products are approved, and possible acquisitions of products, technologies and companies. We had no significant commitments for capital expenditures as of September 30, 2005.

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

Contractual Cash Obligations

The table below sets forth our contractual cash obligations at September 30, 2005 (in thousands):

Contractual Cash Obligations	Total	Cash Payments Due by Period
		Less than 1 year	1-3 years	4-5 years	After 5 years
Operating lease on building [1]	$874	$396	$478	$—	$—
Operating leases and maintenance contracts on equipment	163	64	99	—	—
Clinical trial contracts	1,650	1,650	—	—	—
Research and development contracts	101	101	—	—	—
Manufacturing contracts	841	841	—	—	—

Total contractual cash obligations	$3,629	$3,052	$577	$—	$—

[1]	The lease provides for escalations relating to increases in the Consumer Price Index not to exceed 7% but no less than 3.5% beginning in December 2002. We have assumed an annual minimum lease payment escalation of 3.5% for the purposes of this table.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

As of September 30, 2005, our portfolio investments consisted of $24.3 million in cash and cash equivalents and $12.9 million in U.S. Treasury or U.S government agency debt instruments having a maturity of less than one year. Due to the nature of our investment portfolio, management believes that a sudden change in interest rates would not have a material effect on the value of the portfolio. Management estimates that if the average annualized yield of our investments had decreased by 100 basis points, our interest income for the nine-month period ended September 30, 2005 would have decreased by approximately $181,000. This estimate assumes that the decrease occurred on the first day of 2005 and reduced the annualized yield of each investment instrument by 100 basis points. Correspondingly, if the average annualized yield of our investments had increased by 100 basis points, our interest income for the nine-month period ended September 30, 2005 would have increased by $181,000. This estimate assumes that the increase occurred on the first day of 2005 and increased the annualized yield of each investment instrument by 100 basis points. The impact on our future interest income will depend largely on the gross amount of our investment portfolio.

We do not currently have any significant direct foreign currency exchange rate risk.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures: For the quarterly period ended September 30, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Executive Vice President and Chief Financial Officer (the principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that, as of September 30, 2005, our disclosure controls and procedures were effective.

Our management, including our Chief Executive Officer and our Executive Vice President and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all errors or fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met and our disclosure controls and procedures are designed to provide this reasonable assurance. Based upon the evaluation discussed above, our Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that, as of September 30, 2005, our disclosure controls and procedures were effective at providing such reasonable assurance. Because of inherent limitations in all control systems, no evaluation of control can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected.

(b) Internal control over financial reporting: There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

GENAERA CORPORATION

Date: November 9, 2005	By:	/s/ JOHN A. SKOLAS
John A. Skolas
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002