Form 10-K
period 2005-12-31
GENAERA CORP
filed 2006-03-07
CIK 880431

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Common Stock, $.002 par value per share

(Title of Class)

Indicate by check mark if the registrant is a well-known, seasoned issuer, as defined in Rule 405 of the Securities Act. YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934 (the “Act”). YES  ☐    NO   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Act.

Large accelerated filer   ☐           Accelerated filer   ☒           Non-accelerated filer   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. YES  ☐    NO  ☒

The aggregate market value of common stock held by non-affiliates of the registrant was approximately $97,276,946 as of June 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the National Market System of The Nasdaq Stock Market on June 30, 2005. For purposes of this calculation only, the registrant has defined affiliates as all directors and executive officers as of June 30, 2005 and any stockholder whose ownership exceeds 10% of the common stock outstanding as of June 30, 2005. The number of shares of the registrant’s common stock outstanding as of June 30, 2005 was 57,221,733.

Number of shares of Common Stock outstanding as of March 1, 2006 was 68,778,733.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the Registrant’s 2006 Annual Meeting of Stockholders to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Form 10-K.

GENAERA CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2005

2

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

OVERVIEW

Genaera Corporation is a biopharmaceutical company committed to developing medicines to address substantial unmet medical needs in major pharmaceutical markets. We were first incorporated in the State of Delaware in 1987 and are headquartered in Plymouth Meeting, Pennsylvania. Our research and development efforts are focused on anti-angiogenesis and respiratory diseases. EVIZON™ (squalamine lactate), our lead product candidate, is being developed to treat ophthalmic indications, specifically the “wet” form of age-related macular degeneration (AMD). Squalamine lactate is also being developed as our second product candidate for the treatment of cancerous solid tumors. Our third product candidate, LOMUCIN™ (talniflumate), is being developed to treat the overproduction of mucus secretions involved in chronic respiratory disease. Our fourth product candidate, interleukin-9 (IL9) antibody, is a respiratory treatment based on the discovery of a genetic cause of asthma. Additionally, we have a number of discovery research programs focused on the treatment of obesity, infectious diseases and inflammatory disorders.

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

CLINICAL DEVELOPMENT PROGRAMS

Squalamine Lactate

Squalamine lactate (“squalamine”) is a unique, first-in-class, synthetic small molecule administered systemically that directly interrupts and reverses multiple facets of “angiogenesis,” a fundamental process by which new blood vessels are formed, and is considered an “anti-angiogenic” substance. Working within activated endothelial cells, squalamine, an aminosterol, inhibits growth factor signaling including VEGF signaling, thereby resulting in endothelial cell inactivation and, in certain cases, apoptosis. Squalamine has exhibited reproducible anti-angiogenic properties in a number of in vitro and in vivo assays, including animal cancer and eye disease models, across independent laboratories.

EVIZON™ (squalamine lactate)

EVIZON™, our lead product candidate, is currently being studied for the treatment of the “wet” form of age-related macular degeneration. AMD occurs in two types: the “dry” form and the more severe “wet” form. Dry AMD, the more common and milder form of AMD, results in varying forms of sight loss and may or may not develop into the wet form. Wet AMD involves the growth of abnormal blood vessels, or choroidal neovascularization, under the central part of the retina, the macula. Although the wet form of AMD accounts for a small percentage of all AMD, it is responsible for the majority of severe vision loss associated with AMD.

In 2004, we initiated three Phase II clinical trials following the United States Food and Drug Administration’s (FDA) clearance of our investigational new drug (IND) application to conduct clinical trials of EVIZON in ophthalmic indications including the treatment of wet AMD. In 2005, we completed enrollment in two of our three Phase II clinical trials of EVZON for the treatment of wet AMD. MSI-1256F-207 was a pharmacokinetic and safety trial designed to evaluate 18 patients with wet AMD at three different doses of EVIZON. Vision outcomes from this study suggested that 40 mg of EVIZON administered for four weeks stabilized vision for all patients and improved vision for a subset of patients. Subjects from this study were permitted to continue in a twelve-month follow-up study of infusion interval and long-term safety of EVIZON (MSI-1256F-211). MSI-1256F-208, an exploratory trial, evaluated three different doses (10 mg, 20 mg and 40 mg) of EVIZON in combination with Visudyne® treatment in 45 patients with wet AMD. The study met its primary endpoint, demonstrating the safety of the 10, 20 and 40 mg EVIZON doses used concomitantly with Visudyne® treatment. Our third and ongoing Phase II study, MSI-1256F-209 (“Study 209”), is designed to evaluate the safety and efficacy of EVIZON as first-line therapy in 100 patients with wet AMD over a two-year period. Enrollment was completed in July 2005 and recently released interim data showed that the 40 mg dose was safe and active in stabilizing vision in patients with wet AMD. Twelve-month data is expected in the second half of 2006. In January 2006, we announced our plans to initiate a fourth Phase II clinical trial, MSI-1256F-212 (“Study 212”). This study will be an open-label, pharmacodynamic and safety trial designed to evaluate up to 36 patients with wet AMD treated with EVIZON at four dose levels (40 mg, 80 mg, 120 mg and 160 mg) over a sixteen-week period and is expected to be completed in 2006.

In addition to our Phase II clinical trials, we are currently conducting the first of two planned global Phase III clinical trials (MSI-1256F-301) of EVIZON. Both MSI-1256F-301 (“Study 301”) and MSI-1256F-302 (“Study 302”) are multi-center, randomized, double-masked, controlled trials designed to evaluate two systemically-administered doses of EVIZON (40 mg and 20 mg) versus placebo. The primary objectives of these studies are to demonstrate safety and significant clinical benefit of EVIZON therapy on visual acuity in the study eye at one year. Planned secondary analyses include evaluation of changes in visual acuity from baseline in the study eye at year two and change in visual acuity in fellow eyes affected with wet AMD and quality of life at years one and two. In March 2006, we announced that enrollment in Study 302 would not commence until results from Study 212 are available and that adaptations to Study 301 may be made as a result of further analysis of our recently released interim data from Study 209 and discussions with the FDA.

EVIZON has been granted Fast Track designation by the FDA and has been selected for participation in the FDA’s Continuous Marketing Application (CMA) Pilot 2 program.

Squalamine Lactate in Cancer

We have conducted Phase II clinical trials of squalamine for the treatment of solid tumors. Currently, we have an ongoing Phase II clinical study of squalamine for the treatment of prostate cancer. This cancer study will evaluate intravenously administered squalamine in combination with leading chemotherapeutics or accepted interventions in this indication.

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

In April 2001, we entered into a collaborative agreement with MedImmune, Inc. (MedImmune), to develop and commercialize therapies related to our IL9 program. Pursuant to the agreement, MedImmune provided funding of $2.5 million for research and development activities at Genaera over a two-year period from April 2001 through April 2003. By the end of the two-year period, licensed technology had been transferred to MedImmune, which assumed responsibility for development and commercialization efforts on the IL9 program. In addition to the research and development funding, MedImmune agreed to reimburse Genaera for certain external costs we incur in connection with the IL9 program. Under the agreement, we received $0.5 million based on the completion of a contractual milestone in 2004 and we could also receive up to $54.5 million based on the successful completion of future milestones. We are also entitled to royalties on sales of commercial products resulting from the collaboration. As a result of our limited control over the development plan and the timing of milestones, we cannot estimate the timing or receipt of milestone payments and do not expect to receive a substantial portion of these milestone payments within the next five years. Each party has the right to terminate the agreement upon notice to the other party.

LOMUCIN™ (talniflumate)

Our second genomics-based program has focused on the fundamental biology of mucus over-production in chronic respiratory patients. Efforts to identify specific gene targets and validate these targets for therapeutic development have led to the identification of small molecules to inhibit the over-production of mucin, or “mucoregulators.” Our scientists have identified hCLCA1, a chloride channel found in humans, and demonstrated a relationship between hCLCA1 and abnormal mucus production.

LOMUCIN™ (talniflumate) is an orally available, small molecule inhibitor of the hCLCA1 channel and potential mucoregulator. LOMUCIN is a known compound that was discovered, developed and marketed as an anti-inflammatory drug by Laboratorios Bago of Buenos Aires, Argentina, an independent pharmaceutical company in South America. The effects of talniflumate in blocking hCLCA1 and mucus over-production were discovered by our scientists and we have been issued a patent protecting uses of talniflumate and certain 2-aminophenyl acetic compounds to treat diseases characterized by mucin production. We have an exclusive license with Laboratorios Bago to develop and commercialize talniflumate as a mucoregulator drug in all major pharmaceutical markets, including the United States, Europe and Japan.

Our current clinical development of LOMUCIN is focused on its use in cystic fibrosis patients. Early clinical evaluation of LOMUCIN in cystic fibrosis was supported by a contingent award of up to $1.7 million from Cystic Fibrosis Foundation Therapeutics (CFFT), the nonprofit drug development affiliate of the Cystic Fibrosis Foundation. In 2005, the award was amended to provide up to $2.35 million in milestone-driven, matching funds from CFFT to support a pivotal multi-center, randomized, double-blind, placebo-controlled Phase II clinical trial of LOMUCIN in approximately 200 individuals with cystic fibrosis. This award will be paid to us from time to time upon the achievement of certain milestones. Grant amounts received would become refundable to the CFFT upon marketing approval by the FDA or upon our election not to enter Phase III clinical trials or not to commercialize the product within two years of the satisfaction of development milestones, assuming the achievement of statistically significant results. CFFT is also due a royalty on net sales of any resultant product of up to 1.6% based upon the amount of funding ultimately provided by CFFT. At December 31, 2005, we had received approximately $1.7 million of this grant support.

In September 2005, we announced the start of a pivotal, multi-center, randomized, double-blind, placebo-controlled Phase II clinical trial to evaluate the use of LOMCIN in 200 individuals with cystic fibrosis. The study will assess the safety and efficacy of LOMUCIN oral tablets on pulmonary function and related symptoms. A previous exploratory Phase II study demonstrated a trend toward better lung function in people with cystic fibrosis who took LOMUCIN compared to those receiving placebo tablets and found that LOMUCIN was well tolerated in the study.

PRE-CLINICAL & RESEARCH PROGRAMS

Obesity Therapeutic Program

Trodusquemine, formerly known as trodulamine (also referred to in scientific literature as MSI-1436), is a natural aminosterol product candidate. Our scientists have demonstrated the ability to prevent abnormal weight gain and reduce the weight of genetically altered mice, generally very obese mice, to that of a normal healthy mouse with trodusquemine. Body weights of healthy animals, including animals with diet-induced obesity, also have been reduced through the administration of trodusquemine. Our researchers have shown preclinical efficacy with trodusquemine and demonstrated that animal food intake can be regulated in a reversible manner, leading to changes in body weight. Preclinical data on trodusquemine demonstrate it is a potent appetite suppressant with the ability to normalize fasting blood sugar, as well as high blood cholesterol levels, resulting from weight loss in obese animals. With trodusquemine, we are targeting the approximately 10 to 12 million Americans who are classified medically as significantly obese. While the trodusquemine molecule is very different in function, it has a similar chemical structure to squalamine, which would enable us to make more efficient use of internal and external resources already utilized for squalamine in its development. Preclinical results with trodusquemine suggest that additional work on formulation and delivery of this compound in a safer and more convenient fashion would be the next milestones for development. We expect to file an IND application with the FDA for the use of trodusquemine in clinical trials by the end of 2006.

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

Infectious Disease Program

Prior to 2000, LOCILEX Cream, a topical cream antibiotic for the treatment of infection in diabetic foot ulcers, had been our lead product development candidate. In July 1999, LOCILEX Cream failed to obtain approval from the FDA, and we have since terminated our manufacturing agreements required to further develop this product candidate and refocused our near-term product development efforts on our other programs. Near-term commercialization of LOCILEX Cream will not occur, and we will generate no revenues from LOCILEX Cream in the near future. We continue to seek new opportunities that will enable us to capitalize on our past development efforts in this program and related programs.

In February 1997, we entered into a development, supply and distribution agreement in North America with GlaxoSmithKline for LOCILEX Cream. GlaxoSmithKline paid us $10.0 million under this agreement, which we received in 1997. As a result of the FDA’s decision in July 1999 not to approve LOCILEX Cream, we terminated our manufacturing agreements required to further develop this product candidate. The GlaxoSmithKline agreement also gives GlaxoSmithKline rights to terminate the arrangement, and, under certain conditions, the right to negotiate for rights to another Genaera product development candidate. Although we are not pursuing the commercialization of LOCILEX Cream, GlaxoSmithKline remains our exclusive sales, marketing and distribution partner for the North American territory for LOCILEX Cream.

Other

In prior years, we have conducted feasibility studies in a number of other areas, including animal-host defense systems and uses for magainin peptides other than in infectious diseases. In November 2002, we announced that we and E.I. du Pont de Nemours entered into an option agreement for certain of our antimicrobial peptide intellectual property. The agreement had an initial term of 18 months that ended in April 2004 and was extended to December 31, 2005. The agreement provided reimbursement to us for certain patent-related expenses. We no longer conduct significant research and development activities in these areas as a result of a reprioritization of our corporate goals. Any of these programs could become more significant over the next 12 months; however, there can be no assurance that any of these or our other programs will generate viable product opportunities.

RESEARCH AND DEVELOPMENT COSTS

We have incurred costs of $21.8 million, $14.0 million and $7.9 million for research and development in the years ended December 31, 2005, 2004 and 2003, respectively. See “ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “ITEM 8. Financial Statements and Supplementary Data” for additional information.

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

Clinical trials of drugs normally are done in three phases, although the phases may overlap. Phase I trials are concerned primarily with the safety of the drug, involve a small group typically ranging from 15 - 40 subjects, and may take from six months to over one year to complete. Phase II trials typically involve 30 - 200 patients and are designed primarily to demonstrate safety and preliminary effectiveness in treating or diagnosing the disease or condition for which the drug is intended, although short-term side effects and risks in people whose health is impaired may also be examined. Phase III trials are expanded clinical trials with larger numbers of patients that are intended to evaluate the overall benefit-risk relationship of the drug and to gather additional information for proper dosage and labeling of the drug. Phase III clinical trials generally take two to five years to complete, but may take longer. The FDA receives reports on the progress of each phase of clinical testing, and it may require the modification, suspension, or termination of clinical trials if it concludes that an unwarranted risk is presented to patients, or, in Phase II and III, if it concludes that the study protocols are deficient in design to meet their stated objectives.

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

To date, we own, co-own or have licensed on an exclusive basis a total of 80 patent applications and issued patents in the United States, of which we own or co-own 66 and we license on an exclusive basis 14. We own, co-own or have licensed on an exclusive basis a total of 145 patent applications and issued patents in countries other than the United States.

We own several patents and patent applications for the use of squalamine as an anti-angiogenic, including methods for the treatment of cancer and neovascularization in the eye. One of these patents is to the compound’s combination therapy with other anti-cancer agents and will expire in 2017, while another patent covers the treatment of age-related macular degeneration, retinopathy of prematurity and diabetic retinopathy and will expire in 2015. We also own patents covering methods and intermediates in the manufacturing process of squalamine and trodusquemine that expire in 2017 and 2018. We own a composition of matter patent for the trodusquemine compound, which expires in 2014. We also own a patent for the use of trodusquemine as an anti-obesity agent and other indications that expires in 2015. We own two patents for the use of anti-IL9 or anti-IL9 receptor antibodies for the treatment of asthma and related disorders that expire in 2016. We also have U.S. patents covering the composition of a matter for a mucoregulator target and another patent covering methods for screening for mucoregulator compounds, both of which expire in 2019. We own a patent on the use of talniflumate and related mucoregulator compounds for treating various conditions where mucous is overproduced, which expires in 2021.

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

Many companies are working to develop and market products intended for the disease areas we are targeting, including AMD, cancer and respiratory diseases. A number of major pharmaceutical companies have significant franchises in these disease areas and can be expected to invest heavily to protect their interests. With respect to AMD, anti-angiogenic agents are under development at a number of biopharmaceutical companies, including Alcon, Inc., Bausch & Lomb, Inc., Genentech, Inc., Miravant Medical Technologies, OSI Pharmaceuticals, Inc. and QLT, Inc., as well as multiple large pharmaceutical companies. For cancer, anti-angiogenic agents are under development at a number of biopharmaceutical companies, including EntreMed, Inc., Genentech, Inc. and Imclone Systems, Inc., as well as other multiple large pharmaceutical companies. In the respiratory field, other biopharmaceutical companies also have reported the discovery of genes relating to asthma and other respiratory diseases, including Genentech, Inc., Amgen, Inc. and Vertex Pharmaceuticals, Inc., as well as multiple large pharmaceutical companies.

EXECUTIVE OFFICERS

Our current executive officers are as follows:

Name	Age	Position
John L. Armstrong, Jr., MBA	62	President and Chief Executive Officer

John A. Skolas, JD, MBA	53	Executive Vice President, Chief Financial Officer, General Counsel and Secretary

Mr. Armstrong has served as our President and Chief Executive Officer since January 2006. Prior to that, Mr. Armstrong had served as our President and Chief Operating Officer since July 2005. In July 2004, Mr. Armstrong was promoted to our Executive Vice President and Chief Operating Officer. Prior to that, he had served as our Executive Vice President since joining the Company in October 2003. Mr. Armstrong has over thirty-eight years of increasing responsibility in the pharmaceutical industry, with a manufacturing emphasis. Prior to Genaera, he served as Chief Executive Officer of Mills Biopharmaceuticals, a subsidiary of UroCor, Inc., and as Vice President of Business Development at UroCor from December 1999 to November 2001. Prior to that, Mr. Armstrong served as President and Chief Operating Officer at Oread, Inc. from February 1998 to August 1999. Mr. Armstrong spent from 1991 to 1998 with the DuPont Merck Pharmaceutical Company where he served in various executive positions, including as President of ENDO Laboratories, and President of the global manufacturing/quality division. Prior to that, Mr. Armstrong served in numerous roles of increasing responsibility in manufacturing operations at Merck, Sharp and Dohme, Stuart Pharmaceuticals and Marion Merrell Dow. Mr. Armstrong earned his MBA from Century University in 1993.

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

EMPLOYEES

As of December 31, 2005, we had 46 full-time employees. No employees are covered by collective bargaining agreements and we consider relations with our employees to be good.

AVAILABLE INFORMATION

We make available free of charge on or through our internet website, www.genaera.com, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

ITEM 1A.	RISK FACTORS

Any investment in shares of our common stock involves a high degree of risk. You should carefully consider each of the following risk factors together with the other information presented in this Annual Report on Form 10-K.

Risks Related to Our Business

If we do not raise additional capital, we may not be able to continue our research and development programs. We may never commercialize any products.

We maintained cash, cash equivalents and short-term investments of $32.2 million at December 31, 2005. We believe these resources are sufficient to sustain operations and meet our research and development goals at least through 2006. However, we will need to raise substantial additional funds in the future to continue our research and development programs and to commercialize our potential products. If we are unable to raise additional funds, we may be unable to complete our development activities for any of our proposed products.

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

To date, we have engaged primarily in the research and development of drug candidates. We have not generated any revenues from product sales and have incurred losses in each year since our inception. As of December 31, 2005, we had an accumulated deficit of $239.5 million.

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

We are dedicating substantially all of our resources to research and development, do not have any marketed products and have not generated any product revenue. Because substantially all of our potential products currently are in research, preclinical development or the early and middle stages of clinical testing, revenues from sales of any products will not occur for at least the next several years, if at all. Our technologies are relatively new fields and may not lead to commercially viable pharmaceutical products. Before we can commercially introduce any products, we will likely incur substantial expense for, and devote a significant amount of time to, preclinical testing and clinical trials. We cannot apply for regulatory approval of our potential products until we have performed additional research and development testing and demonstrated in preclinical testing and clinical trials that our product candidates are safe and effective for use in humans. Some of our product candidates are in the early stages of research and development and we may abandon further development efforts on these product candidates before they reach clinical trials. Conducting clinical trials is a lengthy, time-consuming and expensive process. Our clinical trials may not demonstrate the safety and efficacy of our potential products and we may encounter unacceptable side effects or other problems in the clinical trials. Should this occur, we may have to delay or discontinue development of the potential products. Further, even if we believe that a product is safe or effective, we may not obtain the required regulatory approvals, be able to manufacture our products in commercial quantities or be able to market any product successfully.

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

Many companies are working to develop and market products intended for additional disease areas being targeted by us, including age-related macular degeneration (“AMD”), cancer and respiratory diseases. A number of major pharmaceutical companies have significant franchises in these disease areas and can be expected to invest heavily to protect their interests. With respect to AMD, anti-angiogenic agents are under development at a number of biopharmaceutical companies, including Alcon, Inc., Bausch & Lomb, Inc., Genentech, Inc., Miravant Medical Technologies, OSI Pharmaceuticals, Inc. and QLT, Inc., as well as other large pharmaceutical companies. For cancer, anti-angiogenic agents are under development at a number of biopharmaceutical companies, including EntreMed, Inc., Genentech, Inc. and Imclone Systems, Inc., as well as other large pharmaceutical companies. In the respiratory field, other biopharmaceutical companies also have reported the discovery of genes relating to asthma and other respiratory diseases, including Genentech, Inc., Amgen, Inc. and Vertex Pharmaceuticals, Inc., as well as other large pharmaceutical companies. Many of the companies developing or marketing competing products have significantly more experience than we do in undertaking preclinical testing and human clinical trials of new or improved therapeutic products and obtaining regulatory approvals of such products. Some of these companies may be in advanced phases of clinical testing of various drugs that may be competitive with our proposed products.

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

We own several patents and patent applications for the use of squalamine as an anti-angiogenic, including methods for the treatment of cancer and neovascularization in the eye. One of these patents is to the compound’s combination therapy with other anti-cancer agents and will expire in 2017, while another patent covers the treatment of age-related macular degeneration, retinopathy of prematurity and diabetic retinopathy and will expire in 2015. We also own patents covering methods and intermediates in the manufacturing process of squalamine and trodusquemine that expire in 2017, 2018 and 2021. We own a composition of matter patent for the trodusquemine compound, which expires in 2014. We also own a patent for the use of trodusquemine as an anti-obesity agent and other indications that expires in 2015. We own two patents for the use of anti-IL9 or anti-IL9 receptor antibodies for the treatment of asthma and related disorders that expire in 2016. We also have U.S. patents covering the composition of a matter for a mucoregulator target and another patent covering methods for screening for mucoregulator compounds that both expire in 2019. We own a patent on the use of talniflumate and related mucoregulator compounds for treating various conditions where mucous is overproduced, which expires in 2021.

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

Other Intellectual Property

We have trademark protection for the product candidate names EVIZON™ and LOMUCIN™ and are currently seeking U.S. registration of these trademarks. In order to protect our proprietary technology and processes, we also rely on trade secrets and confidentiality agreements with our employees, consultants, outside scientific collaborators and other advisors. We may find that these agreements have been breached or that our trade secrets have otherwise become known or independently developed or discovered by our competitors.

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

Potential Ownership Disputes

Disputes may arise as to the ownership of our technology. Most of our research and development personnel have previously worked at other biotechnology companies, pharmaceutical companies, universities or research institutions. These entities may raise questions as to when technology was developed and assert rights to the technology. These kinds of disputes have occurred in the past at our company and were resolved. However, we may not prevail in any such disputes in the future.

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

We depend to a considerable degree on a limited number of key personnel. Most significant responsibilities have been assigned to a relatively small number of individuals. In particular, it would be difficult to replace our President and Chief Executive Officer, John L. Armstrong, Jr. We entered into an evergreen employment agreement with Mr. Armstrong, dated October 21, 2003, that is terminable by either party. This employment agreement contains non-competition and non-solicitation clauses. All of our executive officers have executed individual employment agreements with us. We do not maintain “key man” insurance on any of our employees. The loss of certain management and technical personnel could adversely affect our ability to develop and commercialize products.

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

In the past two years our stock price on the Nasdaq SmallCap Market has fluctuated from a low of $1.28 per share on December 20, 2005 to a high of $5.00 per share on January 27, 2004. In 2005, our stock price fluctuated from $1.28 to $3.50 per share, with an average price of approximately $2.09. The volatility in our stock price is due to the volatility of our industry in general and does not appear to be connected to any event specific to us.

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

As of December 31, 2005, there were outstanding options to purchase an aggregate of 5,577,250 shares of our common stock at prices ranging from $0.40 per share to $11.63 per share, of which options to purchase 2,275,187 shares were exercisable as of such date. As of December 31, 2005, there were outstanding warrants to purchase 4,627,266 shares of our common stock. Of this total, warrants to purchase 167,166 shares of our common stock are currently exercisable at $3.33 per share, subject to adjustment under the anti-dilution provisions of the warrants. Warrants to purchase 50,000 and 990,100 shares are currently exercisable at $3.79 and $5.38 per share, respectively. In September 2005, in connection with a registered direct offering of our common stock, we issued to institutional investors warrants to purchase 3,420,000 shares of our common stock at an exercise price of $3.15 per share, which are exercisable as of March 13, 2006. In connection with an April 2002 private placement of our common stock, we granted to the placement agent warrants to purchase 100,000 shares of our common stock at an exercise price of $2.75 per share. As of December 31, 2005, these warrants have not yet been issued.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We lease approximately 21,000 square feet of office and laboratory space in a single building in Plymouth Meeting, Pennsylvania. This lease provides for minimum annual payments of approximately $0.4 million in 2006 and is subject to certain annual increases thereafter. This lease expires in November 2007.

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

No matters were submitted to a vote of our stockholders during the last quarter of the year ended December 31, 2005.

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

The quarterly ranges of high and low closing bid prices per share of our common stock are shown below.

Year Ended December 31, 2004	High	Low
1st Quarter	$5.00	$3.45
2nd Quarter	$4.80	$3.26
3rd Quarter	$4.19	$2.75
4th Quarter	$4.22	$3.01

Year Ended December 31, 2005	High	Low
1st Quarter	$3.50	$2.28
2nd Quarter	$2.31	$1.57
3rd Quarter	$2.67	$1.45
4th Quarter	$1.88	$1.28

As of March 1, 2006, the last reported bid price for our common stock on the Nasdaq SmallCap Market was $1.65 per share.

Dividends

We have not paid any cash dividends on our common stock since our inception and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. It is the present policy of the board of directors to retain all earnings, if any, to finance the development of our business.

Number of Holders of Common Stock

At February 10, 2006, there were 344 stockholders of record and 16,062 beneficial owners of our common stock.

Equity Compensation Plan Information

The following table provides aggregate information, as of December 31, 2005, regarding our equity compensation plans, including the 2004 Stock-Based Incentive Compensation Plan, the Amended 1998 Equity Compensation Plan and the 1992 Stock Option Plan (the “1992 Plan”). As a result of the expiration of the 1992 Plan in 2002, no additional option grants will be made under the 1992 Plan.

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options and rights and lapse of restrictions on restricted stock	Weighted-average exercise price of outstanding options and rights[1]	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	5,763,916	$2.90	1,698,625
Equity compensation plans not approved by security holders	—	—	—

Total	5,763,916	$2.90	1,698,625

[1]	Does not include restricted stock as exercise price is determined on date of issuance, not date of grant.

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

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share amounts)
Statement of Operations Data:
Revenues:
Collaborative research agreement and grant revenues	$446	$873	$1,113	$1,517	$1,038

Costs and expenses:
Research and development	21,792	14,004	7,922	10,216	11,019
General and administrative	5,891	4,951	2,864	3,560	3,536

	27,683	18,955	10,786	13,776	14,555

Loss from operations	(27,237)	(18,082)	(9,673)	(12,259)	(13,517)
Interest income, net	870	327	23	103	605
Gain (loss) on sale of fixed assets	6	(118)	257	—	—

Net loss	(26,361)	(17,873)	(9,393)	(12,156)	(12,912)
Dividends on preferred stock, including $3,050 attributable to a beneficial conversion feature in 2003	—	—	(3,085)	(73)	(111)

Net loss	$(26,361)	$(17,873)	$(12,478)	$(12,229)	$(13,023)

Net loss per share-basic and diluted	$(0.44)	$(0.34)	$(0.32)	$(0.35)	$(0.40)

Weighted average shares outstanding-basic and diluted	60,580	52,839	38,634	34,894	32,711

	December 31,
	2005	2004	2003	2002	2001
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$32,215	$32,151	$13,135	$9,400	$16,078
Total assets	34,011	33,548	14,553	11,191	17,816
Long-term liabilities	1,781	580	1,048	1,704	1,579
Redeemable convertible preferred stock	—	—	—	1,117	1,044
Accumulated deficit	(239,532)	(213,171)	(195,298)	(182,819)	(170,591)
Stockholders’ equity	26,284	29,082	10,622	4,511	9,610
Other Data:
Working capital	27,161	28,867	10,516	5,727	10,713

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Genaera Corporation is a biopharmaceutical company committed to developing medicines for serious diseases from genomics and natural products. Research and development efforts are focused on anti-angiogenesis and respiratory diseases. We have four products in development addressing substantial unmet medical needs in major pharmaceutical markets.

Since commencing operations in 1988, we have not generated any revenue from product sales. We have funded operations primarily from the proceeds of public and private placements of securities, research and development collaboration payments and related equity investments. We have incurred a loss in each year since our inception and we expect to incur substantial additional losses for at least the next several years. We expect that losses may fluctuate and that such fluctuations may be substantial. At December 31, 2005, our accumulated deficit was $239.5 million. We will need to raise additional funds in the future to continue our operations.

The following discussion is included to describe our financial position and results of operations for each of the previous three years in the period ended December 31, 2005. The Financial Statements and Notes thereto contain detailed information that should be referred to in conjunction with this discussion.

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

Stock-Based Compensation

We account for stock-based employee compensation under the intrinsic-value-based method set forth by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Effective January 1, 1996, we adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123,

Accounting for Stock-Based Compensation (“SFAS 123”). Stock or other equity-based compensation for non-employees must be accounted for under the fair-value-based method as required by SFAS 123 and Emerging Issues Task Force (“EITF”) No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, and other related interpretations. Under this method, the equity-based instrument is valued at the fair value of either the consideration received or the equity instrument issued. The resulting compensation cost is recognized and charged to operations over the service period, which is usually the vesting period. Estimating the fair value of equity securities involves a number of judgments and variables that are subject to significant change.

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

RESULTS OF OPERATIONS – 2005 vs. 2004

Revenues

We have received no revenues to date from product sales. Revenues recorded to date have consisted principally of revenues recognized under collaborations with third parties. In April 2001, we entered into a research collaboration and licensing agreement with MedImmune, Inc., to develop and commercialize therapies related to our IL9 program. MedImmune provided funding of $2.5 million, payable in eight equal quarterly installments through April 2003 (the “R&D Funding”). plus it funds external cost reimbursements for our research and development activities. We could also receive up to $54.5 million of additional funding based on successful completion of future milestones. In August 2004, we received the first of such milestone payments as a result of the initiation of Phase I clinical trials. For the year ended December 31, 2005, we recognized $0.3 million as revenue related to external cost reimbursements. For the year ended December 31, 2004, we recognized $0.8 million as revenue related to external cost reimbursements ($0.3 million) and milestone payments ($0.5 million).

In February 2002, the Company received a Phase II Small Business Innovative Research program grant from the NIH in the amount of $0.8 million to support its aminosterol research program. The grant extended over a two-year period, which ended in February 2004. In February 2004, the Company notified the NIH of a no-cost extension of the original budget period by twelve months. As a result of the notification, the grant was extended through February 2005. The Company recognized $0.1 million as revenue related to this grant in the year ended December 31, 2005. The Company recognized no revenue related to this grant for the year ended December 31, 2004.

Research and Development Expenses

Our current research and development programs include squalamine (squalamine lactate), which consists of EVIZON™ for the treatment of AMD and squalamine for the treatment of cancer, LOMUCIN™, IL9 and other programs, which consist of trodusquemine for the treatment of obesity, other aminosterols for the treatment of inflammatory disorders and LOCILEX Cream for the treatment of infectious disease. The following table illustrates our research and development projects and the stage to which each has been developed:

	Development Stage	Status
Squalamine:
EVIZON™ (Squalamine)	Phase II/III(1)	Active
Squalamine	Phase II	Active
LOMUCIN™	Phase II	Active
IL9 program	Phase I	Active(2)
Other programs:
Trodusquemine	Research/Preclinical	Active/Inactive
Other Aminosterols	Research	Active
LOCILEX Cream	Phase III	Inactive

(1)	In June 2005, we began the first of two planned Phase III trials of EVIZON for the treatment of age-related macular degeneration.

(2)	In April 2001, we entered into a collaborative agreement with MedImmune to develop and commercialize therapies related to our IL9 program.

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

We recognized research and development expenses of $21.8 million and $14.0 million in 2005 and 2004, respectively. The following table illustrates research and development expenses (in thousands) incurred during the years ended December 31, 2005 and 2004 for our significant groups of research and development projects.

	Years ended December 31,
	2005	2004
Squalamine program expenses	$17,183	$10,097
LOMUCIN™ program expenses	1,119	545
IL9 program expenses	264	241
Other program expenses	121	267
Indirect expenses	3,105	2,854

	$21,792	$14,004

Research and development expenses increased in the year ended December 31, 2005, as compared to the same period a year ago, due to increases in clinical trial costs ($8.5 million), personnel costs ($0.4 million) and costs for research and development supplies ($0.2 million) related to our squalamine program for the treatment of age-related macular degeneration, as well as increases in clinical trial costs ($0.7 million) related to our LOMUCINTM program. In addition, indirect expenses increased ($0.2 million) as a result of increased overhead, such as utilities, insurance and general facilities costs related to additional personnel. These increases were partially offset by decreases in third-party contract research ($1.5 million), manufacturing ($0.2 million) and consulting expenses ($0.2 million) related to our squalamine program for the treatment of age-related macular degeneration, decreases in manufacturing expenses ($0.1 million) related to our LOMUCINTM program, as well as decreases in other program expenses ($0.1 million).

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

General and Administrative Expenses

We recognized general and administrative expenses of $5.9 million and $5.0 million in 2005 and 2004, respectively. General and administrative expenses consist principally of personnel costs, professional fees and public company expenses. General and administrative costs increased in the year ended December 31, 2005, as compared to the same period a year ago, due principally to increases in personnel as a result of our expanded development efforts ($0.7 million), payment related to the resignation of the Company’s prior Chief Executive Officer ($0.6 million) and increased consulting expenses ($0.1 million). These increases were partially offset by decreases in patent filing fees ($0.4 million), and decreased investor relations expenses ($0.1 million).

Interest Income and Other

We recognized interest income of $0.9 million and $0.3 million in 2005 and 2004, respectively. Interest income is primarily comprised of income generated from cash and investments. Interest income increased during the year ended December 31, 2005, as compared to the same period a year ago, due to higher average investment balances and increasing interest rates. We recognized a loss on the write-off of fixed assets of $0.1 million for the year ended December 31, 2004 as a result of the sale of excess research equipment.

RESULTS OF OPERATIONS – 2004 vs. 2003

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

Research and development expenses increased in the year ended December 31, 2004, as compared to the year ended December 31, 2003, due primarily to increases in third-party contract research ($1.5 million), manufacturing ($1.7 million) and clinical trial costs ($0.7 million) and an increase in costs for research and development supplies ($0.2 million) related to our squalamine program for the treatment of age-related macular degeneration, as well as resulting increases in personnel costs ($2.2 million). In addition, indirect expenses increased ($0.8 million) as a result of increased overhead, such as utilities, insurance and general facilities costs related to additional personnel and increased research, clinical and manufacturing efforts. These increases were partially offset by decreases in our LOMUCINTM ($0.4 million) and IL9 program ($0.2 million) expenses due to the conclusion of our Phase II clinical trial of LOMUCIN™ in patients with cystic fibrosis in 2003 and the transfer of responsibility for development and commercialization efforts on the IL9 program to MedImmune in April of 2003, as well as a decrease in consulting costs ($0.4 million) related to our squalamine program for the treatment of age-related macular degeneration.

General and Administrative Expenses

We recognized general and administrative expenses of $5.0 million and $2.9 million in 2004 and 2003, respectively. General and administrative expenses consist principally of personnel costs, professional fees and public company expenses. General and administrative costs increased in the year ended December 31, 2004, as compared to the year ended December 31, 2003, due principally to increases in personnel as a result of our expanded development efforts ($1.2 million), increased professional fees ($0.8 million), partially due to maintaining compliance with the Sarbanes-Oxley Act of 2002, and increases in investor relations expenses ($0.2 million).

Interest Income, Interest Expense and Other

We recognized interest income of $0.3 million and $88 thousand in 2004 and 2003, respectively. Interest income is primarily comprised of income generated from cash and investments. Interest income increased during the year ended December 31, 2004 as compared to the year ended December 31, 2003, due to higher average investment balances. We recognized interest expense of $2 thousand and $65 thousand in 2004 and 2003, respectively. Interest expense was primarily comprised of expense related to our indebtedness to Merrill Lynch Bank USA (Merrill Lynch). Interest expense decreased during the year ended December 31, 2004, as compared to the prior year, due to the repayment of our indebtedness to Merrill Lynch. (See “NOTE 6. Note Payable” for additional information.) We recognized a loss on the write-off of fixed assets of $0.1 million for the year ended December 31, 2004 and a gain on the sale of fixed assets of $0.3 million in the year ended December 31, 2003 as a result of the sale of excess research equipment.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments were $32.2 million at December 31, 2005 as compared to $32.2 million at December 31, 2004. The primary use of cash was to finance our research and development operations. The use of cash was offset by the net proceeds of $22.9 million from our sale of 11,400,000 shares of common stock in September 2005.

Since inception, we have funded our operations primarily from the proceeds of public and private placements of our securities totaling approximately $230.1 million since our initial public offering in December 1991 and including the proceeds from the following private placements of our securities, net of costs, in 2003, 2004 and 2005:

•	$ 4.9 million – May 2003;

•	$ 7.9 million – November 2003;

•	$ 19.9 million – January 2004;

•	$ 13.5 million – November 2004: and

•	$ 22.9 million – September 2005.

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

Current liabilities increased by $2.0 million from $3.9 million at December 31, 2004 to $5.9 million at December 31, 2005, due primarily to an increase in accounts payable and accrued expenses resulting from the timing and magnitude of our current development contracts. Prior to 1999, we had an agreement with Abbott Laboratories (Abbott) providing for the purchase of approximately $10.0 million of bulk drug substance for LOCILEX Cream. As FDA approval of LOCILEX Cream did not occur, we renegotiated this agreement with Abbott in 1999, paying Abbott $4.2 million and receiving partial delivery of material. An additional $3.4 million was due to Abbott and payable if we receive in excess of $10.0 million of additional funds in any year beginning in 2000, in which case 15% of such excess over $10.0 million shall be payable to Abbott. We have no further purchase commitments to Abbott and Abbott has no further supply requirements to us. As a result of the Company’s financing activities during 2000 and 2001 and other cash inflows, $1.4 million and $0.5 million of this liability was payable and paid to Abbott on March 1, 2001 and 2002, respectively. No portion of the liability was payable to Abbott on March 1, 2003 as the Company did not receive in excess of $10.0 million of cash inflows during 2002. As a result of the Company’s financing activities during 2003 and other cash inflows, $1.0 million of the remaining liability was payable and paid to Abbott on March 1, 2004. The remaining liability of $0.6 million was payable and paid to Abbott on March 1, 2005 as a result of the Company’s financing activities during the year ended December 31, 2004.

Our capital expenditure requirements will depend upon numerous factors, including the progress of our research and development programs, the time and cost required to obtain regulatory approvals, our ability to enter into additional collaborative arrangements, the demand for products based on our technology, if and when such products are approved, and possible acquisitions of products, technologies and companies. We had no significant capital commitments as of December 31, 2005.

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

In September 2005, we completed the sale of 11,400,000 shares of our common stock for gross proceeds of $24.5 million We believe that our current cash, cash equivalents and short-term investments at December 31, 2005 are sufficient to meet our research and development goals and sustain operations through 2006.

Contractual Cash Obligations

The table below sets forth our contractual obligations at December 31, 2005 (in thousands):

		Cash Payments Due by Period
Contractual Cash Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating lease on building [1]	$794	$408	$386	$—	$—
Clinical trial contracts	1,990	1,990	—	—	—
Manufacturing contracts	627	627	—	—	—
Operating leases and maintenance contracts on equipment	271	115	156	—	—
G&A contracts	614	614	—	—	—
R&D contracts	121	121	—	—	—

Total contractual cash obligations	$4,417	$3,875	$542	$—	$—

[1]	The lease provides for escalations relating to increases in the Consumer Price Index not to exceed 7% but no less than 3.5% beginning in December 2002. We have assumed a minimum lease payment escalation of 3.5% for the purposes of this table.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

As of December 31, 2005, our portfolio investments consisted of $16.4 million in cash and cash equivalents and $15.8 million in U.S. Treasury or U.S. government agency debt instruments having a maturity of less than one year. Due to the nature of our investment portfolio, management believes that a sudden change in interest rates would not have a material effect on the value of the portfolio. Management estimates that if the average annualized yield of our investments had decreased by 100 basis points, our interest income for the year ended December 31, 2005 would have decreased by approximately $0.3 million. This estimate assumes that the decrease occurred on the first day of 2005 and reduced the annualized yield of each investment instrument by 100 basis points. Correspondingly, if the average annualized yield of our investments had increased by 100 basis points, our interest income for the year ended December 31, 2005 would have increased by $0.3 million. This estimate assumes that the increase occurred on the first day of 2005 and increased the annualized yield of each investment instrument by 100 basis points. The impact on our future interest income will depend largely on the gross amount of our investment portfolio.

We do not currently have any significant foreign currency exchange rate risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Financial Statements beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

For the year ended December 31, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer (the principal finance and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that, as of December 31, 2005, our disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. A control system, no matter how well designed and operated, cannot provide assurance that the objectives of the control system are being met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Report on Internal Control over Financial Reporting

The management of Genaera Corporation is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act. Genaera’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can only provide reasonable assurance with respect to financial statement preparation and presentation.

Genaera’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of December 31, 2005, the Company’s internal control over financial reporting was effective based on those criteria.

Genaera’s independent registered public accounting firm has issued an audit report on our assessment of the Company’s internal control over financial reporting. Their report appears below.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Genaera Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Genaera Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Genaera Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Genaera Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Genaera Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Genaera Corporation as of December 31, 2005 and 2004, and the related statements of operations, changes in stockholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 6, 2006 expressed an unqualified opinion on those financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania March 6, 2006

ITEM 9B.	OTHER INFORMATION

None.

PART III

This Part incorporates certain information from our Proxy Statement for the 2006 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. Notwithstanding such incorporation, the sections of our 2006 Proxy Statement entitled “Report of the Compensation Committee” and “Performance Graph” shall not be deemed to be “filed” as part of this Annual Report.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this item concerning our directors is incorporated herein by reference to the section entitled “Nominees for Election” and “Corporate Governance” in our Proxy Statement for the 2006 Annual Meeting of Stockholders. Information required by this item concerning our executive officers is included in Part I of this Annual Report.

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

Information required by this item is incorporated herein by reference to the section entitled “Compensation of Executive Officers and Directors” in our Proxy Statement for the 2006 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated herein by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for the 2006 Annual Meeting of Stockholders.

Information required by this item concerning our equity compensation plan information is included in Part II of this Annual Report.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is incorporated herein by reference to the section entitled “Certain Relationships and Related Transactions” in our Proxy Statement for the 2006 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is incorporated herein by reference to the section entitled “Principal Accountant Fees and Services” in our Proxy Statement for the 2006 Annual Meeting of Stockholders.

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

Exhibit No.

3.1		Third Restated Certificate of Incorporation of Genaera Corporation (Incorporated by reference to Exhibit 3.1 filed with the Company’s Quarterly Report on Form 10-Q for June 30, 2003)

3.2		Certificate of Designations, Preferences and Rights of Series A Preferred Stock of Magainin Pharmaceuticals, Inc. dated May 8, 2000 (Incorporated by reference to Exhibit 10.2 filed with the Company’s Quarterly Report on Form 10-Q for June 30, 2000)

3.3		Certificate of Ownership and Merger Merging M Merger Sub, Inc. with and into Magainin Pharmaceuticals Inc. dated March 9, 2001 (Incorporated by reference to Exhibit 3.5 filed with the Company’s Quarterly Report on Form 10-Q for March 31, 2001)

3.4		Certificate of Designations, Preferences and Rights of Series B Preferred Stock of Genaera Corporation dated April 19, 2001 (Incorporated by reference to Exhibit 3.7 filed with the Company’s Quarterly Report on Form 10-Q for March 31, 2001)

3.5		By-laws of Genaera Corporation, as Amended and Restated on May 16, 2002 (Incorporated by reference to Exhibit 3.2 filed with the Company’s Quarterly Report on Form 10-Q for June 30, 2002)

3.6		Amended and Restated Certificate of Designations, Preferences and Rights for the Series C-1 Preferred Stock dated June 9, 2003 (Incorporated by reference to Exhibit 3.1 filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2003)

3.7		Amended and Restated Certificate of Designations, Preferences and Rights for the Series C-2 Preferred Stock dated June 9, 2003 (Incorporated by reference to Exhibit 3.2 filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2003)

4.1		Specimen copy of stock certificate for shares of Common Stock of Genaera Corporation (Incorporated by reference to Exhibit 4.1 filed with the Company’s Quarterly Report on Form 10-Q for March 31, 2001)

10.1	#	1992 Stock Option Plan of the Registrant, as Amended (Incorporated by reference to Exhibit A filed with the Company’s Proxy Statement for the 1996 Annual Meeting of Stockholders)

10.2	#	Amended 1998 Equity Compensation Plan, as Amended and Restated on July 22, 2002 (Incorporated by reference to Exhibit 3.2 filed with the Company’s Quarterly Report on Form 10-Q for June 30, 2002)

Exhibit No.

10.3	#	2004 Stock-Based Incentive Plan (Incorporated by reference to Exhibit 10.0 filed with the Company’s Quarterly Report on Form 10-Q for June 30, 2004)

10.4	#	Form of Stock Option Agreement under Stock Option Plans (Incorporated by reference to Exhibit 4.6 filed with the Company’s Registration Statement No. 33-43579 on Form S-1)

10.5	#	Amended and Restated Consulting Agreement with Michael A. Zasloff, M.D., Ph.D. (Incorporated by reference to Exhibit 10.5 filed with the Company’s Annual Report on Form 10-K for December 31, 2001)

10.6	#+	Employment Agreement with Roy C. Levitt, M.D. (Incorporated by reference to Exhibit 10.24 filed with the Company’s Annual Report on Form 10-K for December 31, 1995)

10.6	#	Employment Agreement with John A. Skolas (Incorporated by reference to Exhibit 10.35 filed with the Company’s Annual Report on Form 10-K for December 31, 2003)

10.7	#	Employment Agreement with John L. Armstrong, Jr. (Incorporated by reference to Exhibit 10.36 filed with the Company’s Annual Report on Form 10-K for December 31, 2003)

10.8	#	Employment Agreement with Roy C. Levitt, M.D. (Incorporated by reference to Exhibit 10.2 filed with the Company’s Quarterly Report on Form 10-Q for June 30, 2004)

10.9	#	Form and Schedule of Stock Awards to Executive Officers (Incorporated by reference to Exhibit 4.7 filed with the Company’s Registration Statement No. 333-62073 on Form S-8)

10.10	#	Change in Control Agreement with Roy C. Levitt, M.D. (Incorporated by reference to Exhibit 10.1 filed with the Company’s Quarterly Report on Form 10-Q for September 30, 2004)

10.11	#	Change in Control Agreement with John L. Armstrong, Jr. (Incorporated by reference to Exhibit 10.2 filed with the Company’s Quarterly Report on Form 10-Q for September 30, 2004)

10.12	#	Change in Control Agreement with John A. Skolas (Incorporated by reference to Exhibit 10.3 filed with the Company’s Quarterly Report on Form 10-Q for September 30, 2004)

10.13	#	Employment Agreement with Michael J. Gast, M.D. (Incorporated by reference to Exhibit 10.42 filed with the Company’s Annual Report on Form 10-K for December 31, 2004)

10.14	#	Letter Agreement between the Company and Roy C. Levitt, M.D. dated October 17, 2005 (Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 18, 2005)

10.15	#	Amendment to the Letter Agreement between the Company and John L. Armstrong, Jr. dated December 1, 2005 (Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2005)

10.16		Lease with respect to Plymouth Meeting, Pennsylvania office and laboratory space dated December 13, 2001 (Incorporated by reference to Exhibit 10.12 filed with the Company’s Annual Report on Form 10-K for December 31, 2001)

10.17		Amended Patent License Agreement and Sponsored Research Agreement with The Children’s Hospital of Philadelphia (Incorporated by reference to Exhibit 10.1 filed with the Company’s Quarterly Report on Form 10-Q for June 30, 2003)

10.18		License Agreement with Multiple Peptide Systems, Inc. (Incorporated by reference to Exhibit 10.12 filed with the Company’s Registration Statement No. 33-43579 on Form S-1)

10.19		Second Amendment to License Agreement with Multiple Peptide Systems, Inc. (Incorporated by reference to Exhibit 10.30 filed with the Company’s Quarterly Report on Form 10-Q for September 30, 1996)

10.20	+	Assignment Agreement between Magainin Pharmaceuticals, Inc., Roy C. Levitt, M.D. and GeneQuest, Inc. (Incorporated by reference to Exhibit 10.25 filed with the Company’s Annual Report on Form 10-K for December 31, 1995)

10.21	+	Development, Supply and Distribution Agreement, effective as of February 12, 1997, with SmithKline Beecham Corporation (Incorporated by reference to Exhibit 10.29 filed with the Company’s Annual Report on Form 10-K for December 31, 1996)

Exhibit No.

10.22		Settlement and Termination Agreement between Abbott Laboratories Inc. and Magainin Pharmaceuticals, Inc., effective September 8, 1999 (Incorporated by reference to Exhibit 99.1 filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 1999)

10.23		Registration Rights Agreement between Magainin Pharmaceuticals, Inc. and Genentech, Inc. dated April 28, 2000 (Incorporated by reference to Exhibit 10.4 filed with the Company’s Quarterly Report on Form 10-Q for June 30, 2000)

10.24	+	Amended License Agreement between Magainin Pharmaceuticals, Inc. and Ludwig Institute for Cancer Research dated December 20, 1999 (Incorporated by reference to Exhibit 10.1 filed with the Company’s Quarterly Report on Form 10-Q for March 31, 2001)

10.25	+	Second Research Agreement between Magainin Pharmaceuticals, Inc. and Ludwig Institute for Cancer Research dated December 20, 1999 (Incorporated by reference to Exhibit 10.2 filed with the Company’s Quarterly Report on Form 10-Q for March 31, 2001)

10.26	+	Notice of Renewal of Second Research Agreement between Genaera Corporation and Ludwig Institute for Cancer Research dated October 31, 2001 (Incorporated by reference to Exhibit 10.22 filed with the Company’s Annual Report on Form 10-K for December 31, 2001)

10.27		Settlement Agreement between Genaera Corporation and Genentech, Inc. dated April 18, 2001 (Incorporated by reference to Exhibit 10.3 filed with the Company’s Quarterly Report on Form 10-Q for March 31, 2001)

10.28	+	Collaboration and License Agreement between Genaera Corporation and MedImmune, Inc. dated April 19, 2001 (Incorporated by reference to Exhibit 10.4 filed with the Company’s Quarterly Report on Form 10-Q for March 31, 2001)

10.29		Amendment to Collaboration and License Agreement between Genaera Corporation and MedImmune, Inc. effective April 19, 2001 (Incorporated by reference to Exhibit 10.25 filed with the Company’s Annual Report on Form 10-K for December 31, 2001)

10.30		Preferred Stock Purchase Agreement between Genaera Corporation and MedImmune, Inc. dated April 19, 2001 (Incorporated by reference to Exhibit 10.5 filed with the Company’s Quarterly Report on Form 10-Q for March 31, 2001)

10.31		Warrants to purchase shares of Genaera Corporation Common Stock by Ladenburg Thalmann dated December 12, 2001 (Incorporated by reference to Exhibit 10.27 filed with the Company’s Annual Report on Form 10-K for December 31, 2001)

10.32		Placement Agency Agreement dated April 5, 2002 by and between Genaera Corporation and Wells Fargo Securities, LLC (Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 8, 2002)

10.33	+	License, Development and Commercialization Agreement Between Genaera Corporation and Laboratorios Bago SA (Incorporated by reference to Exhibit 10.1 filed with the Company’s Quarterly Report on Form 10-Q for September 30, 2002)

10.34		Placement Agency Agreement between Genaera Corporation and Fortis Securities Inc. dated as of November 11, 2003 (Incorporated by reference to Exhibit 99.2 with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 14, 2003)

10.35		Consent Agreement to Amend and Restate the Certificates of Designations, Preferences and Rights for the Series C-1 Preferred Stock and Series C-2 Preferred Stock (Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2003)

10.36		Series C-1 and C-2 Preferred Stock and Warrant Purchase Agreement dated May 23, 2003 (Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 2003)

10.37		Amendment No. 1 to Series C-1 and C-2 Preferred Stock and Warrant Purchase Agreement dated June 9, 2003 (Incorporated by reference to Exhibit 10.2 filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2003)

Exhibit No.

10.38		Form of Warrants to Purchase 1,500,000 Shares of Common Stock (Incorporated by reference to Exhibit 10.2 filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 2003)

10.39		Form of Warrants to Purchase 500,000 Shares of Common Stock (Incorporated by reference to Exhibit 10.3 filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 2003)

10.40		Placement Agency Agreement dated September 12, 2005 among Genaera Corporation, RBC Capital Markets Corporation and Fortis Securities LLC (Incorporated by reference to Exhibit 99.2 filed with the Company’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on September 15, 2005)

10.41		Securities Purchase Agreement dated September 9, 2005 by and between Genaera Corporation and Certain Purchasers (Incorporated by reference to Exhibit 99.1 filed with the Company’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on September 15, 2005)

10.42	*	Form of Warrants to Purchase 3,420,000 Shares of Common Stock

23.1	*	Consent of KPMG LLP, Independent Registered Public Accounting Firm

24.1	*	Power of Attorney (Included on signature page of this Annual Report on Form 10-K)

31.1	*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

Explanation of Footnotes to Listing of Exhibits:

*	Filed herewith.

#	Compensation plan or arrangement in which directors or executive officers are eligible to participate.

+	Portions of this Exhibit were omitted and filed separately with the Securities and Exchange Commission pursuant to an order granting confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENAERA CORPORATION

Date: March 6, 2006	By:	/s/ John L. Armstrong, Jr.
John L. Armstrong, Jr.
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Each person whose signature appears below in so signing also makes, constitutes and appoints John L. Armstrong, Jr., President and Chief Executive Officer, his true and lawful attorney-in-fact, in his name, place and stead to execute and cause to be filed with the Securities and Exchange Commission any or all amendments to this report.

Signature	Title	Date

/s/ John L. Armstrong, Jr. John L. Armstrong, Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 6, 2006

/s/ R. Frank Ecock R. Frank Ecock	Director	March 6, 2006

/s/ Zola P. Horovitz, Ph.D. Zola P. Horovitz, Ph.D.	Director	March 6, 2006

/s/ Osagie O. Imasogie Osagie O. Imasogie	Director	March 6, 2006

/s/ Roy C. Levitt, M.D. Roy C. Levitt, M.D.	Director	March 6, 2006

/s/ Robert F. Shapiro Robert F. Shapiro	Director	March 6, 2006

/s/ John A. Skolas John A. Skolas	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 6, 2006

/s/ James B. Wyngaarden, M.D James B. Wyngaarden, M.D	Director	March 6, 2006

GENAERA CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Genaera Corporation:

We have audited the accompanying balance sheets of Genaera Corporation as of December 31, 2005 and 2004, and the related statements of operations, changes in stockholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Genaera Corporation as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Genaera Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 6, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania March 6, 2006

GENAERA CORPORATION

BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$16,418	$14,217
Short-term investments (NOTE 3)	15,797	17,934
Prepaid expenses and other current assets	892	602

Total current assets	33,107	32,753
Fixed assets, net (NOTE 4)	848	736
Other assets	56	59

Total assets	$34,011	$33,548

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses (NOTE 5)	$5,946	$3,323
Accrued development expense – short-term (NOTE 15)	—	563

Total current liabilities	5,946	3,886
Other liabilities (NOTE 12)	1,781	580

Total liabilities	7,727	4,466

Commitments and contingencies (NOTE 15)
Stockholders’ equity:
Preferred stock - $.001 par value; 9,211 shares authorized; none issued and outstanding at December 31, 2005 and 2004	—	—
Common stock - $.002 par value; 100,000 and 75,000 shares authorized; 68,704 and 57,072 shares issued and outstanding at December 31, 2005 and 2004, respectively	137	114
Additional paid-in capital	265,756	242,145
Accumulated other comprehensive loss	(77)	(6)
Accumulated deficit	(239,532)	(213,171)

Total stockholders’ equity	26,284	29,082

Total liabilities and stockholders’ equity	$34,011	$33,548

See accompanying notes to financial statements.

GENAERA CORPORATION

STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2005	2004	2003
Collaborative research agreement and grant revenues	$446	$873	$1,113

Costs and expenses:
Research and development	21,792	14,004	7,922
General and administrative	5,891	4,951	2,864

	27,683	18,955	10,786

Loss from operations	(27,237)	(18,082)	(9,673)
Interest income, net	870	327	23
Gain (loss) on sale of fixed assets	6	(118)	257

Net loss	(26,361)	(17,873)	(9,393)
Dividends on preferred stock, including $3,050 attributable to a beneficial conversion feature in 2003	—	—	(3,085)

Net loss applicable to common stockholders	$(26,361)	$(17,873)	$(12,478)

Net loss applicable to common stockholders per share—basic and diluted	$(0.44)	$(0.34)	$(0.32)

Weighted average shares outstanding—basic and diluted	60,580	52,839	38,634

See accompanying notes to financial statements.

GENAERA CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’

EQUITY AND COMPREHENSIVE LOSS

(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stock- holders’ Equity
	Number of Shares	Amount
Balance at January 1, 2003	35,666	$71	$187,258	$1	$(182,819)	$4,511
Exercise of stock options and compensation expense under option grants and stock awards	275	1	752	—	—	753
Common stock issued pursuant to private placement	2,050	4	7,889	—	—	7,893
Series C-1 and C-2 convertible preferred stock and common stock warrants issued pursuant to private placement	—	—	4,922	—	—	4,922
Beneficial conversion feature related to the issuance of Series C-1 and C-2 convertible preferred stock	—	—	3,050	—	—	3,050
Discount on Series C-1 and C-2 convertible preferred stock	—	—	(3,050)	—	—	(3,050)
Conversion of Series B preferred stock	2,000	4	(4)	—	—	—
Conversion of Series C-1 convertible preferred stock	2,500	5	(5)	—	—	—
Conversion of Series C-2 convertible preferred stock	2,500	5	(5)	—	—	—
Exercise of common stock warrants issued pursuant to May 2003 private placement	1,492	3	819	—	—	822
Conversion of Series A redeemable convertible preferred stock	541	1	1,150	—	—	1,151
Dividends on Series A redeemable convertible preferred stock	—	—	—	—	(35)	(35)
Amortization of beneficial conversion feature	—	—	3,050	—	(3,050)	—
Comprehensive loss:
Net loss	—	—	—	—	(9,393)	(9,393)
Carrying value adjustment	—	—	—	(1)	—	(1)

Total comprehensive loss						(9,394)

Balance at December 31, 2003	47,024	94	205,826	—	(195,298)	10,622
Exercise of stock options and compensation expense under option grants and stock awards	714	1	2,634	—	—	2,635
Common stock issued pursuant to private placements	9,134	18	33,412	—	—	33,430
Exercise of common stock warrants issued pursuant to May 2003 private placement	200	1	273	—	—	274
Comprehensive loss:
Net loss	—	—	—	—	(17,873)	(17,873)
Carrying value adjustment	—	—	—	(6)	—	(6)

Total comprehensive loss						(17,879)

Balance at December 31, 2004	57,072	114	242,145	(6)	(213,171)	29,082
Exercise of stock options and compensation expense under option grants and stock awards	232	—	692	—	—	692
Common stock issued pursuant to private placement	11,400	23	22,919	—	—	22,942
Comprehensive loss:
Net loss	—	—	—	—	(26,361)	(26,361)
Carrying value adjustment	—	—	—	(71)	—	(71)

Total comprehensive loss						(26,432)

Balance at December 31, 2005	68,704	$137	$265,756	$(77)	$(239,532)	$26,284

See accompanying notes to financial statements.

GENAERA CORPORATION

STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2005	2004	2003
Cash Flows From Operating Activities:
Net loss	$(26,361)	$(17,873)	$(9,393)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	332	344	489
Amortization of investment discounts/premiums	41	(149)	(67)
Compensation expense on option grants and equity awards	652	841	211
(Gain) loss on sale of fixed assets	(6)	118	(257)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(287)	(338)	(75)
Accounts payable and accrued expenses	2,623	1,406	616
Accrued development expenses	(563)	(966)	—
Other liabilities	1,201	95	253

Net cash used in operating activities	(22,368)	(16,522)	(8,223)

Cash Flows From Investing Activities:
Purchase of investments	(32,975)	(37,781)	(19,762)
Proceeds from maturities of investments	35,000	26,500	21,350
Proceeds from sales of fixed assets	13	—	257
Capital expenditures	(451)	(103)	(43)

Net cash provided by (used in) investing activities	1,587	(11,384)	1,802

Cash Flows From Financing Activities:
Payments on notes payable	—	—	(2,500)
Net proceeds from issuance of Series C-1 and C-2 convertible preferred stock and common stock warrants	—	—	4,922
Net proceeds from issuance of common stock	22,942	33,430	7,893
Proceeds from exercise of options and warrants	40	2,068	1,363

Net cash provided by financing activities	22,982	35,498	11,678

Net increase in cash and cash equivalents	2,201	7,592	5,257
Cash and cash equivalents at beginning of year	14,217	6,625	1,368

Cash and cash equivalents at end of year	$16,418	$14,217	$6,625

Supplemental Cash Flow Information:
Cash paid for interest	$—	$2	$76

Conversion of Series A redeemable convertible preferred stock into common stock	$—	$—	$1,117

See accompanying notes to financial statements.

GENAERA CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 1.	The Company

Genaera Corporation (“Genaera” or the “Company”), a Delaware corporation, was incorporated on June 29, 1987. Genaera Corporation is a biopharmaceutical company committed to developing medicines to address substantial unmet medical needs in major pharmaceutical markets. The Company’s research and development efforts are focused on anti-angiogenesis and respiratory diseases.

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

Liquidity

The Company has not generated any revenues from product sales and has funded operations primarily from the proceeds of public and private placements of its securities. Substantial additional financing will be required by the Company to fund its research and development activities. No assurance can be given that any such financing will be available when needed or that the Company’s research and development efforts will be successful.

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

In September 2005, the Company completed the sale of 11,400,000 shares of its common stock for net proceeds of $22,942,000. The Company believes its current cash, cash equivalents and short-term investments at December 31, 2005 are sufficient to meet its research and development goals and sustain operations through 2006.

NOTE 2.	Summary of Significant Accounting Policies

Use of Estimates - The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and related notes. Actual results could differ from those estimates.

Cash and Cash Equivalents - The Company considers all highly liquid investment instruments purchased with a maturity of three months or less to be cash equivalents.

Investments - Investments purchased with a maturity of more than three months that mature less than twelve months from the balance sheet date are classified as short-term investments. Long-term investments are those with maturities greater than twelve months from the balance sheet date. The Company generally holds investments to maturity; however, since the Company may, from time to time, sell securities to meet cash requirements, the Company classifies its investments as available-for-sale as defined by SFAS No. 115, Accounting for Certain

GENAERA CORPORATION

NOTES TO FINANCIAL STATEMENTS

Investments in Debt and Equity Securities. Available-for-sale securities are carried at market value with unrealized gains and losses reported as a separate component of stockholders’ equity. Declines in the value of individual securities are assessed to determine whether the decline is other than temporary. Other than temporary declines in the value of available-for-sale securities are recorded in the statement of operations. Gross realized gains and losses on the sales of investment securities are determined using the specific identification method.

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

Impairment of Long-Lived Assets - In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), long-lived assets subject to amortization, such as fixed assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held-for-sale are presented separately in the appropriate asset and liability sections of the balance sheet. The Company has not recognized any impairment losses as of December 31, 2005.

Revenue Recognition - In accordance with Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition (“SAB 104”) revenues from research and development arrangements are recognized in accordance with the terms of the related agreements, either as services are performed or as milestones are achieved. Revenues related to up-front fees are deferred and recognized over specified future performance periods.

SAB 104 requires companies to identify separate units of accounting based on the consensus reached in Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). EITF 00-21 provides guidance on how to determine when an arrangement involving multiple revenue-generating activities or deliverables should be divided into separate units of accounting for revenue recognition purposes and, if this division is required, how the arrangement consideration should be allocated among the separate units of accounting. The adoption of EITF 00-21 did not impact the Company’s historical financial position or results of operations, but could affect the timing pattern of revenue recognition for future collaborative research and/or licensing agreements.

In January 2002, the EITF issued EITF Issue No. 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred (“EITF 01-14”). In accordance with EITF 01-14, reimbursements received for out-of-pocket expenses are characterized as revenue in the accompanying statements of operations for all periods presented.

Research and Development - Research and development (“R&D”) expenses include related salaries, facility costs, contract costs, contract manufacturing costs and costs associated with collaborative R&D arrangements. In addition, the Company funds R&D at other research institutions under agreements that are generally cancelable. R&D expenses also include external activities such as investigator-sponsored trials. All such costs are charged to R&D expense systematically as incurred, which may be measured by patient enrollment or the passage of time.

Patent Costs - Patent-related costs, including professional fees and filing fees, are expensed as incurred.

Lease Expense - Expense related to the facility lease is recorded on a straight-line basis over the lease term. The difference between rent expense incurred and the amount paid is recorded as deferred rent and is classified under “Other Liabilities” on the balance sheet.

Stock-Based Compensation - The Company’s stock-based compensation awards include stock options granted to employees, restricted stock granted to employees and stock options and restricted stock granted to non-employee

GENAERA CORPORATION

NOTES TO FINANCIAL STATEMENTS

service providers. The Company accounts for its stock options under the intrinsic-value-based method set forth by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations, including Financial Accounting Standards Board (“FASB”) Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation. Under this method, compensation cost is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation. As allowed by SFAS 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above. With regard to stock option grants to employees, the Company has adopted the disclosure only requirements of SFAS 123. The following table illustrates the effect on net loss if the fair-value-based method had been applied to all outstanding and unvested stock-based awards for the years ended December 31, 2005, 2004 and 2003 (in thousands, except per share data).

	2005	2004	2003
Net loss applicable to common stockholders, as reported	$(26,361)	$(17,873)	$(12,478)
Add: Stock-based employee compensation expense included in reported net loss applicable to common stockholders	548	729	176
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all stock-based awards	(2,757)	(1,561)	(1,692)

Pro forma net loss applicable to common stockholders	$(28,570)	$(18,705)	$(13,994)

Net loss applicable to common stockholders per share – basic and diluted:
As reported	$(0.44)	$(0.34)	$(0.32)

Pro forma	$(0.47)	$(0.35)	$(0.36)

The resulting effect on pro forma net loss applicable to common stockholders and pro forma net loss applicable to common stockholders per share disclosed above may not be representative of the effects on a pro forma basis in future years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2005	2004	2003
Range of risk free interest rates	3.7% - 4.5%	3.0% - 4.0%	3.6% -3.9%
Dividend yield	0%	0%	0%
Volatility factor	125%	121%	121%
Weighted average expected life of options (in years)	5.0	6.0	6.0
Weighted average fair value of options granted during the year	$1.52	$3.21	$2.84

On December 16, 2004, the FASB published SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights and employee share purchase plans. The provisions of SFAS 123R are effective as of the first annual period that begins after June 15, 2005. Accordingly, the Company will implement SFAS 123R in the first quarter of fiscal year 2006. The implications of this revised standard will materially impact the Company’s results of operations in the first quarter of fiscal year 2006 and thereafter. If the Company had applied the provisions of SFAS 123R to the financial statements for the years ended December 31, 2005, 2004 and 2003, the net loss would have increased by approximately $2,209,000, $832,000 and $1,516,000, respectively.

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

GENAERA CORPORATION

NOTES TO FINANCIAL STATEMENTS

effect when the temporary differences are expected to reverse. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits that are not expected to be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period in which tax rate changes are enacted.

Loss Per Share - The Company calculates loss per share under the provisions of SFAS No. 128, Earnings Per Share (“SFAS 128”). SFAS 128 requires a dual presentation of “basic” and “diluted” loss per share on the face of the statement of operations. Basic loss per share is computed by dividing the net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted loss per share includes the dilutive effect, if any, from the potential exercise or conversion of securities, such as stock options and warrants, which would result in the issuance of shares of common stock. For the years ended December 31, 2005, 2004, and 2003, options and warrants to purchase 10,204,516, 5,376,641 and 4,555,291 shares of the Company’s common stock, respectively, were not included in the calculation of the diluted per share amounts as their effect was anti-dilutive. Basic and diluted loss per share amounts are the same as the Company reported a loss for all periods presented.

Comprehensive Income - SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting of comprehensive income and its components. Comprehensive income consists of reported net income or loss and other comprehensive income (i.e., other gains and losses affecting stockholders’ equity that, under U.S. generally accepted accounting principles, are excluded from net income or loss as reported on the statement of operations). With regard to the Company, other comprehensive income consists of unrealized gains and losses on available-for-sale securities.

NOTE 3.	Investments

The Company invests in securities of the U.S. Treasury and U.S. government agencies. Excess cash is invested on a short-term basis in U.S. government-based money market funds. At December 31, 2005 and 2004, the Company had $5,950,000 and $13,939,000, respectively, invested in U.S. Treasury securities and $9,847,000 and $3,995,000, respectively, invested in U.S. government agency securities. The Company had unrealized losses of $77,000 and $6,000 at December 31, 2005 and 2004, respectively. The Company realized $1,000 of gains on its investments during the year ended December 31, 2003.

NOTE 4.	Fixed Assets

Fixed assets are summarized as follows (in thousands):

	December 31, 2005	December 31, 2004
Laboratory and office equipment	$704	$379
Computers and software	318	237
Furniture and fixtures	147	128
Leasehold improvements	1,150	1,137

	2,319	1,881
Less accumulated depreciation and amortization	(1,471)	(1,145)

	$848	$736

Depreciation expense for the years ended December 31, 2005, 2004 and 2003 was $332,000, $344,000 and $489,000, respectively. During the year ended December 31, 2004, the Company removed approximately $4,100,000 of fully depreciated fixed assets from its records.

GENAERA CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 5.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	December 31, 2005	December 31, 2004
Accounts payable	$1,495	$1,233
Employee compensation	1,408	693
Manufacturing development costs	626	357
Professional fees	191	298
Preclinical costs	121	284
Clinical and regulatory costs	1,977	221
Other	128	237

	$5,946	$3,323

NOTE 6.	Note Payable

In the second quarter of 2002, the Company refinanced its $2,500,000 note payable with Merrill Lynch Bank USA. Under the terms of this note payable, the Company made monthly interest-only payments at an annual rate of 5.346%, with principal due in June 2003. In June 2003, the Company’s note payable matured and was not refinanced. Interest expense related to this note payable for the year ended December 31, 2003 was $61,000.

NOTE 7.	Preferred Stock

The Company’s certificate of incorporation provides the board of directors the power to issue shares of preferred stock without stockholder approval. This preferred stock could have voting rights, including voting rights that could be superior to that of the Company’s common stock, and the board of directors has the power to determine these voting rights. At December 31, 2005 and 2004, all of the 9,211,031 shares of preferred stock authorized under the Company’s Certificate of Incorporation are undesignated and unissued.

In 2003, the Company sold 2,500 shares of Series C-1 convertible preferred stock (the “Series C-1 Preferred Stock”) and 2,500 shares of Series C-2 convertible preferred stock (the “Series C-2 Preferred Stock”) (the Series C-1 Preferred Stock and the Series C-2 Preferred Stock are collectively referred to as the “Series C Preferred Stock”) and warrants. The Series C Preferred Stock had a conversion price that was below the quoted market price of the Company’s common stock at the time of sale. The Company calculated a beneficial conversion feature of $3,050,000, which represents the excess of the fair value of the Series C Preferred Stock issued over the proceeds allocable to the Series C Preferred Stock. The value of the Series C Preferred Stock issued was estimated based on the conversion feature and the value of the warrants issued was estimated using a Black-Scholes model and the amount of the proceeds allocable to the Series C Preferred Stock and warrants was based on the relative fair values of the securities. The Company was amortizing the value of the beneficial conversion feature as a preferred stock dividend over the 18-month period from the date of issuance of the Series C Preferred Stock to the date on which the Series C Preferred Stock was first known to be convertible. All of the Series C Preferred Stock became convertible before the end of the 18-month period as the Company’s common stock price met defined thresholds. Therefore, the entire amount of the beneficial conversion feature was recognized as a dividend in 2003.

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

On September 15, 2005, the Company completed the sale of 11,400,000 shares of its common stock to unaffiliated institutional investors in a registered direct offering, at a purchase price of $2.15 per share, for aggregate proceeds of approximately $22,942,000 after offering expenses ($97,000) and placement agency fees ($1,471,000). The shares were offered through a prospectus supplement pursuant to the Company’s effective shelf registration statement. The share price represented an 18% discount to the closing price on the Nasdaq SmallCap Market on September 9, 2005. In addition, warrants to purchase 3,420,000 shares of the Company’s common stock were issued to the institutional investors (see “NOTE 9. Common Stock Warrants”).

NOTE	9. Common Stock Warrants

In connection with its August 2000 private placement, the Company granted to the placement agent warrants to purchase 167,166 shares of the Company’s common stock at an exercise price of $3.22 per share. These warrants expire on August 17, 2007 and are subject to adjustment under certain circumstances. Such circumstances include the issuance of shares of common stock by the Company for a consideration per share less than the exercise price of the warrants, and the issuance by the Company of securities convertible into shares of common stock for which the exercise or conversion price, when added to the purchase price of such convertible securities, is less than the exercise price of the warrants. All such warrants are currently outstanding and exercisable.

In connection with the execution of an agreement with an investment bank to provide future financing to the Company, on December 12, 2001, the Company granted to the investment bank two separate warrants to purchase 50,000 shares and 200,000 shares of the Company’s common stock at an exercise price of $3.79 per share. The warrant to purchase 50,000 shares is vested. The warrant to purchase 200,000 shares was cancelled without vesting subsequent to December 31, 2001 as a result of the investment bank’s termination by the Company. The warrant to purchase 50,000 shares of common stock expires on December 12, 2006. The warrant to purchase 50,000 shares is currently outstanding and exercisable.

In connection with its April 2002 private placement, the Company granted to the placement agent warrants to purchase 100,000 shares of the Company’s common stock at an exercise price of $2.75 per share. When issued, these warrants will be fully exercisable and have a term of five years from the date of the transaction.

In connection with the May 2003 private placement, the Company granted warrants to purchase 2,000,000 shares of its common stock at an exercise price of $1.37 per share. These warrants expire on May 23, 2008 and contain certain provisions under which the holder may elect to receive, without the payment by the holder of any additional consideration, a number of shares of the Company’s common stock equal to the value of the warrant, also known as net exercise provisions. Of this total, warrants to purchase 1,500,000 shares were exercisable immediately. The remaining warrants to purchase 500,000 shares were generally exercisable after 18 months from issuance, or beginning on November 23, 2004, or prior to November 23, 2004 if the holder exercised the warrants on a net exercise basis. In August 2003, Ziff Asset Management, L.P. exercised its warrants to purchase 600,000 shares of the Company’s common stock at an exercise price of $1.37 per share, pursuant to these warrants. Proceeds to the Company from the exercise of this warrant were $822,000. In October 2003, Biotechnology Value Fund LP and associated entities and Ziff Asset Management, L.P. exercised their warrants to purchase 1,200,000 shares of the Company’s common stock under the net exercise provisions of these warrants resulting in the issuance of 892,361 shares of common stock. In December 2004, Ziff Asset Management, L.P. exercised their remaining warrants to purchase 200,000 shares of the Company’s common stock at an exercise price of $1.37 per share. Proceeds to the Company from the exercise of this warrant were $274,000. As a result of these transactions, no warrants under this grant were outstanding as of December 31, 2005.

In connection with the January 2004 private placement, the Company granted warrants to purchase 990,100 shares of its common stock. The warrants have an exercise price of $5.38 per share and expire on January 23, 2009.

GENAERA CORPORATION

NOTES TO FINANCIAL STATEMENTS

The exercise price and the number of shares that may be purchased upon exercise of the warrants may be adjusted from time to time as a result of a stock dividend, split or subdivision of shares, as well as a combination of shares or merger or consolidation. All such warrants are currently outstanding and exercisable.

In connection with the September 2005 registered direct offering, the Company granted warrants to purchase 3,420,000 shares of its common stock. The warrants have an exercise price of $3.15 per share, expire on March 13, 2011 and are exercisable six months after issuance, or beginning on March 13, 2006. The exercise price and the number of shares that may be purchased upon exercise of the warrants may be adjusted from time to time as a result of a stock dividend, split or subdivision of shares, as well as a combination of shares or merger or consolidation.

NOTE 10.	Common Stock Options and Restricted Common Stock Awards

In May 1996, the stockholders approved the amended 1992 Stock Option Plan (the “1992 Plan”), which provided for the granting of options for the purchase of up to 2,500,000 shares of common stock. The 1992 Plan expired in May 2002. In May 1998, the stockholders approved the 1998 Equity Compensation Plan (the “1998 Plan”), which provides for the granting of options and stock awards of up to 1,500,000 shares of common stock. In May 2001, the stockholders approved an amendment to the Company’s Amended 1998 Equity Compensation Plan to increase the number of shares of common stock issuable there under to 3,500,000 shares. In May 2004, the stockholders approved the 2004 Stock-Based Incentive Compensation Plan (the “2004 Plan”), which provides for the granting of options and stock awards of up to 4,500,000 shares of common stock.

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

A summary of the status of the Company’s stock options as of December 31, 2005, 2004 and 2003 and changes during the years then ended, is presented below (in thousands, except per share data):

	2005		2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	4,170	$4.00	4,038	$3.88	4,214	$3.77
Granted	2,390	$1.77	1,380	$3.66	591	$3.66
Exercised	(45)	$0.89	(662)	$2.71	(261)	$2.07
Forfeited	(714)	$4.07	(516)	$3.86	(303)	$2.81
Expired	(224)	$8.04	(70)	$3.80	(203)	$4.79

Outstanding at end of year	5,577	$2.90	4,170	$4.00	4,038	$3.88

Exercisable at end of year	2,275	$3.75	1,984	$4.86	2,510	$4.74

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2005 (in thousands, except per share data and years):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Exercisable	Weighted Average Exercise Price
$ 0.40 - $ 1.67	1,813	8.7 Years	$1.29	486	$0.88
$ 1.67 - $ 3.35	1,753	7.9 Years	$2.48	569	$2.99
$ 3.47 - $ 4.65	1,619	7.5 Years	$3.91	878	$3.95
$ 5.10 - $ 5.75	130	6.6 Years	$5.25	80	$5.34
$ 7.38 - $ 7.94	97	1.5 Years	$7.44	97	$7.44
$10.13 - $11.63	165	0.6 Years	$10.78	165	$10.78

$ 0.40 - $11.63	5,577	7.7 Years	$2.90	2,275	$3.75

GENAERA CORPORATION

NOTES TO FINANCIAL STATEMENTS

The 1998 Plan provides for the issuance of common stock awards, up to a maximum of 375,000 shares. The 2004 Plan provides for the issuance of common stock awards with no restriction as to the percentage of shares issued as stock awards in relation to the maximum shares allowable under the plan. Such awards shall be made subject to such performance requirements, vesting provisions, transfer restrictions or other restrictions and conditions as a committee of the Company’s board of directors may determine. Under the 1998 and 2004 Plans, common stock awards canceled are reissuable. As of December 31, 2005, 574,125 and 101,875 shares have been awarded under the 1998 Plan and 2004 Plan, respectively. The cost of these awards will be recognized as expense over the vesting periods, which range from two to four years. The following table provides information as of December 31, 2005 regarding the number of restricted stock awards granted, issued, and outstanding.

Year of Grant	Shares Granted	Shares Cancelled	Shares Issued	Shares Unvested
1998	146,000	25,000	121,000	—
1999	32,500	2,500	30,000	—
2000	27,500	3,750	23,750	—
2003	95,000	3,750	46,250	45,000
2004	300,000	50,000	108,334	141,666
2005	75,000	75,000	—	—

Total	676,000	160,000	329,334	186,666

Compensation expense related to these stock awards for the years ended December 31, 2005, 2004 and 2003 was $545,000, $503,000 and $48,000, respectively.

In 2005 and 2004, the Company issued 25,000 and 56,000 shares of the Company’s common stock to consultants. The Company recorded compensation expense for the common stock issued to the consultants of $103,000 and $112,000 for the years ended December 31, 2005 and 2004, respectively.

The Company granted options to purchase 20,000 and 25,000 shares of the Company’s common stock to consultants in prior years. The compensation expense for options granted to the consultants was recognized over the respective service periods ranging up to one year or in accordance with vesting provisions. Compensation expense related to these options for the year ended December 31, 2003 was $35,000. In 2000, 2003 and 2005, the Company entered into consulting contracts with former employees of the Company subsequent to their employment. As a result of these contracts, the former employees retained unvested options to purchase 97,500, 190,000 and 33,750 shares of the Company’s common stock, respectively, after their transition to non-employee status. The Company recorded additional compensation expense of $4,000, $32,000 and $128,000 for the years ended December 31, 2005, 2004 and 2003, respectively related to these options.

NOTE 11.	Income Taxes

As of December 31, 2005, the Company has $161,659,000 of net operating loss (“NOL”) carryforwards for federal income tax purposes (expiring in years 2006 through 2025). In addition, the Company has NOL carryforwards for state income tax purposes of $131,285,000 (expiring in years 2006 through 2025). Pennsylvania has a $2,000,000 annual limitation on the utilization of NOL carryforwards, thus the Company is not likely to utilize most of its state NOL carryforwards. The Company also has $7,536,000 of research and development tax credits carryforwards available to offset future federal income tax liability (expiring in years 2006 through 2025) and $177,000 of research and development tax credits available to offset future state income tax liability. The NOL carryforward differs from the accumulated deficit principally due to differences in the recognition of certain expenses between financial and federal tax reporting. As of December 31, 2005, approximately $3,000,000 of the Company’s gross deferred tax assets, for which no tax benefits have been recognized, are attributable to stock option

GENAERA CORPORATION

NOTES TO FINANCIAL STATEMENTS

deductions. To the extent that such tax benefits are recognized in the future, the benefit would be credited directly to stockholders’ equity.

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

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and NOL and tax credit carryforwards. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible or the NOL and tax credit carryforwards can be utilized. Due to the uncertainty of the Company’s ability to realize the benefit of the deferred tax asset, the deferred tax assets are fully offset by a valuation allowance at December 31, 2005 and 2004. The net change in the valuation allowance for deferred tax assets at December 31, 2005 and 2004 was an increase of $8,444,000 and $8,211,000, respectively. The expected tax benefit calculated using a federal statutory tax rate of 35% has been reduced to an actual benefit of zero due primarily to the aforementioned valuation allowance.

Significant components of the net deferred tax assets as of December 31, 2005 and 2004 consist of the following (in thousands):

	2005	2004
Deferred tax assets:
Net operating losses	$65,106	$62,152
Research credits	7,651	6,886
Capitalized research and development	27,457	23,849
Accrued expenses, reserves and other	23	388
Depreciation and amortization	2,182	700

Total gross deferred tax assets	102,419	93,975
Valuation allowance	(102,419)	(93,975)

Deferred tax assets, net	$—	$—

Reconciliations of the income tax expenses from the federal statutory rates for 2005, 2004 and 2003 are as follows:

	Year Ended December 31
	2005		2004		2003
Pre-tax book loss	$(9,226)	-35.0%	$(6,256)	-35.0%	$(3,288)	-35.0%
Adjustments resulting from:
Non-deductible items	8	0.0%	8	0.0%	3	0.0%
Credits generated during year	(425)	-1.6%	(539)	-3.0%	(193)	-2.0%
Increase in federal valuation allowance	9,643	36.6%	6,787	38.0%	3,478	37.0%

Total income tax expense	$—	0.0%	$—	0.0%	$—	0.0%

GENAERA CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE	12. Collaborative Arrangements

In February 1997, the Company entered into a development, supply and distribution agreement in North America with GlaxoSmithKline for LOCILEX Cream (the “GlaxoSmithKline Agreement”). GlaxoSmithKline paid the Company $10,000,000 under this agreement. Because LOCILEX was not approved by the FDA, commercialization did not occur. The GlaxoSmithKline Agreement gives GlaxoSmithKline rights to terminate the arrangement and, under certain conditions, the right to negotiate for rights to another Genaera product development candidate. GlaxoSmithKline remains the Company’s exclusive sales, marketing and distribution partner for the North American territory for LOCILEX Cream.

In April 2001, the Company entered into a research collaboration and licensing agreement with MedImmune, Inc. (MedImmune) to develop and commercialize therapies related to the Company’s IL9 program. MedImmune provided funding of $2,500,000 to the Company for research and development activities at the Company over a two-year period from April 2001 to April 2003 (the “R&D Funding”). The R&D Funding was paid in eight quarterly installments and recognized by the Company as revenues on a straight-line basis over the two-year period. By the end of that two-year period, licensed technology had been transferred to MedImmune and MedImmune assumed responsibility for development and commercialization efforts on the IL9 program. In addition to the R&D Funding, MedImmune agreed to reimburse the Company for certain external costs incurred by the Company in connection with the IL9 research plan, which will be recognized by the Company as revenues when the related expenses are incurred. In August 2004, the Company received a milestone payment as a result of the initiation of Phase I clinical trials. For the year ended December 31, 2005, the Company recognized $343,000 of revenue from external cost reimbursements. For the year ended December 31, 2004, the Company recognized $848,000 of revenue from milestone payments ($500,000) and external cost reimbursements ($348,000). For the year ended December 31, 2003, the Company recognized $701,000 of revenue related to the R&D Funding ($370,000) and external cost reimbursements ($331,000). No revenue related to milestone payments was recognized during the years ended December 31, 2005 and 2003. The Company could also receive up to $54,500,000 in additional funding based on successful completion of future milestones. The Company is also entitled to royalties on sales of commercial products resulting from the collaboration. Receipt of future milestones and royalties is dependent upon favorable results in the future from clinical trials being conducted by MedImmune, MedImmune continuing to conduct the research and development activities required to commercialize the product and the commercial success of the product if and when it is approved for marketing by the United States Food and Drug Administration (“FDA”).

In September 2001, the Company received a contingent award of up to $1,700,000 from Cystic Fibrosis Foundation Therapeutics (“CFFT”), an affiliate of the Cystic Fibrosis Foundation, to support early clinical evaluation of LOMUCIN™ involving patients with cystic fibrosis. In April 2005, the award was increased to $2,863,000, consisting of $513,000 previously received in connection with the Company’s initial Phase II trial of LOMUCIN and up to $2,350,000 in milestone-driven, matching funds from CFFT to support a pivotal multi-center, randomized, double-blind, placebo-controlled Phase II clinical trial of LOMUCIN in approximately 200 individuals with cystic fibrosis. Of the total grant of $2,863,000, $1,713,000 of grant support relating to the Phase II clinical evaluation of LOMUCIN was recorded as a long-term liability as of December 31, 2005. The Company did not recognize this amount as revenue as it is refundable to CFFT upon marketing approval by the FDA or if the Company elects not to enter Phase III clinical trials or not to commercialize the product within two years of the satisfaction of development milestones, assuming the achievement of statistically significant results. CFFT is also due a royalty of up to 1.6% on net sales of any resultant product, based upon the amount of funding ultimately provided by CFFT.

In February 2002, the Company received a Phase II Small Business Innovative Research (“SBIR”) program grant from the National Institutes of Health (“NIH”) in the amount of $800,000 to support its aminosterol research program. The grant extended over a two-year period, which ended in February 2004. In February 2004, the Company notified the NIH of a no-cost extension of the original budget period by twelve months. As a result of the notification, the grant was extended to February 2005. The Company recognized $96,000 and $412,000 of revenue related to this grant for the years ended December 31, 2005 and 2003, respectively. The Company recognized no revenue related to this grant in the year ended December 31, 2004.

GENAERA CORPORATION

NOTES TO FINANCIAL STATEMENTS

In April 2004, the Company received a Phase I SBIR program grant from the National Institute of Diabetes and Digestive and Kidney Diseases of the NIH in the amount of $100,000 to support its trodusquemine (formerly trodulamine) program. The grant originally extended over a one-year period ending in March 2005. In March 2005, the Company notified the NIH of a no-cost extension to the original budget period by twelve months. As a result of the notification, the grant was extended to March 2006. The Company recognized no revenue related to this grant during the years ended December 31, 2005 and December 31, 2004.

In September 2004, the Company received a Phase I SBIR program grant from the National Eye Institute of the NIH in the amount of $100,000 to support its aminosterols for age-related macular degeneration program. The grant originally extended over a one-year period ending in August 2005. In August 2005, the Company notified the NIH of a no-cost extension to the original budget period by twelve months. As a result of the notification, the grant was extended to August 2006. The Company recognized no revenue related to this grant during the years ended December 31, 2005 and December 31, 2004.

NOTE	13. 401(k) Plan

The Company maintains a 401(k) retirement plan available to all full-time, eligible employees. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under federal tax regulations. The Company, at its discretion, may make certain contributions to the plan. No such Company contributions have been made during the years ended December 31, 2005, 2004 or 2003. During 2005, the Company amended its 401(k) retirement plan to match a portion of employee contributions up to 3% of each employee’s eligible compensation or a dollar maximum of $2,400 per plan year. The match is effective January 1, 2006 and vests 20% per year of employment.

NOTE	14. Fair Value of Financial Instruments

The fair value of financial instruments represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. Cash equivalents, short-term investments and accounts payable are carried at amounts that reasonably approximate their fair values due to the short-term nature of these instruments.

NOTE	15. Commitments and Contingencies

Facility Lease

The Company has entered into an operating lease for its laboratory and corporate office facilities, which expires in December 2007. Minimum annual rent payments through 2007 are as follows (in thousands):

Year Ended December 31,
2006	$408
2007	386

$794

The lease provides for rent escalations relating to increases in the Consumer Price Index not to exceed 7% but no less than 3.5%. For the purposes of the above table, the Company has assumed a minimum lease payment escalation of 3.5% for all future periods after November 2004, the lease anniversary date. Rent expense, which includes the cost of common area maintenance and other building operating expenses paid to the landlord, was $465,000, $441,000 and $460,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Equipment Leases and Maintenance Contracts

The Company has entered into multiple operating leases and maintenance contracts for its laboratory and corporate office equipment. Minimum annual lease payments through 2010 are as follows (in thousands):

Year Ended December 31,
2006	$115
2007	94
2008	54
2009	8
2010	—

$271

GENAERA CORPORATION

NOTES TO FINANCIAL STATEMENTS

Equipment rental expense was $68,000, $128,000 and $181,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Employment Agreements

The Company has employment agreements with certain officers and employees. Employees covered under employment contracts who are terminated “without cause” are entitled to receive continuation of base pay for periods ranging from six months to twelve months. Continuation of pay for officers will cease upon the attainment of full time employment elsewhere.

During the year ended December 31, 2005, an executive ceased employment with the Company. As a result, the Company recorded $612,000 of compensation expense for the year ended December 31, 2005. In 2004, two executives ceased employment with the Company. As a result, the Company recorded $460,000 of continuing compensation expense and $194,000 of stock compensation expense for the year ended December 31, 2004.

Manufacturing Agreement

In January 1999 and prior, the Company entered into several agreements with Abbott Laboratories (“Abbott”) providing for the purchase of approximately $10,000,000 of bulk drug substance to be used in the manufacturing process for LOCILEX Cream. The Company renegotiated this agreement with Abbott in September 1999 after the FDA did not approve LOCILEX Cream, paying Abbott $4,200,000 at that time and receiving partial delivery of material. An additional $3,400,000 was due to Abbott and payable if the Company received in excess of $10,000,000 of additional funds (as defined in the agreement) in any year beginning in 2000, in which case the Company must pay 15% of such excess over $10,000,000 to Abbott. The Company recorded this conditional obligation as a liability in 1999 at its then estimated present value. As a result of the Company’s financing activities during 2000 and 2001 and other cash inflows, $1,392,000 and $480,000 of this liability was payable and paid to Abbott on March 1, 2001 and 2002, respectively. No portion of the liability was payable to Abbott on March 1, 2003, as the Company did not receive in excess of $10,000,000 of cash inflows during 2002. As a result of the Company’s financing activities and other cash inflows during 2003, $966,000 of the liability was payable and paid to Abbott on March 1, 2004. The remaining amount of $563,000 was payable and paid to Abbott on March 1, 2005 as a result of the Company’s financing activities during the year ended December 31, 2004.

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

GENAERA CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE	16. Quarterly Results (Unaudited)

The following tables contain selected unaudited information for each quarter of the fiscal years ended December 31, 2005 and 2004 (in thousands, except per share amounts). In the fourth quarters of 2005 and 2004, the Company recorded a charge to compensation expense of $661,000 and $516,000, respectively, relating to bonus awards to officers and employees. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Collaborative research agreement and grant revenues	$146	$244	$14	$42

Net loss	$(5,294)	$(5,692)	$(7,526)	$(7,849)

Net loss per share—basic and diluted	$(.09)	$(.10)	$(.13)	$(.11)

Weighted average shares outstanding—basic and diluted	57,130	57,191	59,210	68,677

	2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Collaborative research agreement and grant revenues	$136	$36	$672	$29

Net loss	$(4,363)	$(3,957)	$(4,690)	$(4,863)

Net loss per share—basic and diluted	$(.09)	$(.08)	$(.09)	$(.08)

Weighted average shares outstanding—basic and diluted	51,027	52,396	52,607	55,303