Form 10-Q
period 2006-03-31
GENAERA CORP
filed 2006-05-10
CIK 880431

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended March 31, 2006.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act).

Large accelerated filer  ☐                                Accelerated filer  ☒                                     Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s Common Stock, par value $.002 per share, on May 9, 2006 was 68,925,733.

GENAERA CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED March 31, 2006

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GENAERA CORPORATION

BALANCE SHEETS

(In thousands, except per share data)

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,332	$16,418
Short-term investments	11,881	15,797
Prepaid expenses and other current assets	1,200	892

Total current assets	25,413	33,107
Fixed assets, net	1,003	848
Other assets	56	56

Total assets	$26,472	$34,011

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,813	$5,946

Total current liabilities	4,813	5,946
Other liabilities	1,774	1,781

Total liabilities	6,587	7,727

Commitments and contingencies (Note 7)

Stockholders’ equity (Note 2):
Preferred stock - $.001 par value per share, 9,211 shares authorized, none issued and outstanding at March 31, 2006 and December 31, 2005	—	—
Common stock - $.002 par value per share; 100,000 shares authorized; 68,891 and 68,704 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	138	137
Additional paid-in capital	266,672	265,756
Accumulated other comprehensive loss	(26)	(77)
Accumulated deficit	(246,899)	(239,532)

Total stockholders’ equity	19,885	26,284

Total liabilities and stockholders’ equity	$26,472	$34,011

See accompanying notes to financial statements.

GENAERA CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2006	2005
Collaborative research agreement and grant revenues	$160	$146

Costs and expenses:
Research and development	6,160	4,274
General and administrative	1,607	1,319

	7,767	5,593

Loss from operations	(7,607)	(5,447)
Interest income	240	153

Net loss	$(7,367)	$(5,294)

Net loss per share — basic and diluted	$(0.11)	$(0.09)

Weighted average shares outstanding — basic and diluted	68,800	57,130

See accompanying notes to financial statements.

GENAERA CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2006	2005
Cash Flows From Operating Activities:
Net loss	$(7,367)	$(5,294)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	97	75
Amortization of investment discounts/premiums	(33)	24
Compensation expense on option grants and equity awards	878	131
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(308)	(583)
Accounts payable and accrued expenses	(1,133)	(863)
Accrued development expenses	—	(563)
Other liabilities	(7)	(2)

Net cash used in operating activities	(7,873)	(7,075)

Cash Flows From Investing Activities:
Purchase of investments	(2,000)	(10,000)
Proceeds from maturities of investments	6,000	12,000
Capital expenditures	(252)	(22)

Net cash provided by investing activities	3,748	1,978

Cash Flows From Financing Activities:
Proceeds from exercise of stock options and warrants	39	8

Net cash provided by financing activities	39	8

Net decrease in cash and cash equivalents	(4,086)	(5,089)
Cash and cash equivalents at beginning of period	16,418	14,217

Cash and cash equivalents at end of period	$12,332	$9,128

See accompanying notes to financial statements.

NOTE 1. Basis of Presentation

The accompanying financial statements of Genaera Corporation (“Genaera” or the “Company”) are unaudited and have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial statements. The December 31, 2005 balance sheet was derived from audited financial statements, however, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The Company believes that the financial statements include all adjustments (consisting of a normal and recurring nature) necessary to present fairly the results of operations, financial position and cash flows for the periods presented. Results of operations for interim periods are not necessarily indicative of those to be achieved for full fiscal years. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

On December 16, 2004, the FASB published SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R requires that compensation cost related to share-based payment transactions be accounted for using a fair-value-based method and recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights and employee share purchase plans. The provisions of SFAS 123R are effective as of the first annual period that begins after June 15, 2005. Accordingly, the Company implemented the revised standard using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. The Company’s financial statements as of and for the first quarter of 2006 reflect the impact of the implementation of SFAS 123R. In accordance with the modified prospective method, the financial statements for prior periods have not been restated for, and do not include, the impact of SFAS 123R (see “NOTE 5. Stock-Based Compensation” for further details).

NOTE 2. Stockholders’ Equity

The changes in stockholders’ equity from December 31, 2005 to March 31, 2006 are summarized as follows (in thousands):

	Common Stock		Additional Paid-in Capital	Accumulated Other Compre- hensive Income	Accumulated Deficit	Total Stock- holders’ Equity
	Number of Shares	Amount
Balance at December 31, 2005	68,704	$137	$265,756	$(77)	$(239,532)	$26,284
Exercise of stock options and compensation expense under option grants and stock awards	187	1	916	—	—	917
Comprehensive loss:
Net loss	—	—	—	—	(7,367)	(7,367)
Unrealized gain on investments	—	—	—	51	—	51

Total comprehensive loss						(7,316)

Balance at March 31, 2006	68,891	$138	$266,672	$(26)	$(246,899)	$19,885

NOTE 3. Common Stock

On September 15, 2005, the Company completed the sale of 11,400,000 shares of its common stock, to unaffiliated institutional investors in a registered direct offering, at a purchase price of $2.15 per share, for aggregate proceeds of approximately $22,942,000 after offering expenses ($97,000) and placement agency fees ($1,471,000). The shares were offered through a prospectus supplement pursuant to the Company’s effective shelf registration statement. The share price represented an 18% discount to the closing price on the Nasdaq Capital Market on September 9, 2005. In addition, warrants to purchase 3,420,000 shares of the Company’s common stock were issued to the institutional investors.

NOTE 4. Common Stock Warrants

In connection with its January 2004 private placement, the Company sold 4,950,500 shares of its common stock to four institutional investors at a purchase price of $4.04 per share and granted warrants to purchase 990,100 shares of its common stock. The warrants have an exercise price of $5.38 per share and expire on January 23, 2009. The exercise price and the number of shares that may be purchased upon exercise of the warrants may be adjusted from time to time as a result of stock dividend, split or subdivision of shares, as well as a combination of shares or merger or consolidation. These warrants are still outstanding as of March 31, 2006.

In connection with its September 2005 registered direct offering, the Company granted warrants to purchase 3,420,000 shares of its common stock. The warrants have an exercise price of $3.15 per share and expire on March 13, 2011. The exercise price and the number of shares that may be purchased upon exercise of the warrants may be adjusted from time to time as a result of a stock dividend, split or subdivision of shares, as well as a combination of shares or merger or consolidation. As of March 31, 2006, all of the warrants under this grant are outstanding.

NOTE 5. Stock-Based Compensation

In May 1998, the stockholders approved the 1998 Equity Compensation Plan (the “1998 Plan”), which provides for the granting of options and stock awards of up to 1,500,000 shares of common stock. In May 2001, the stockholders approved an amendment to the 1998 Plan to increase the number of shares of common stock issuable there under to 3,500,000 shares. In May 2004, the stockholders approved the 2004 Stock-Based Incentive Compensation Plan (the “2004 Plan”), which provides for the granting of options and stock awards of up to 4,500,000 shares of common stock.

The plans provide for the granting of incentive stock options and nonqualified stock options and are administered by a committee of the Company’s board of directors. The committee has the authority to determine the term during which an option may be exercised (provided that no option may have a term of more than ten years), the exercise price of an option and the rate at which options may be exercised. Stock options generally vest based on four years of continuous service. Incentive stock options may be granted only to employees of the Company. Nonqualified stock options may be granted to employees, directors or consultants of the Company. The exercise price of options under the 1998 Plan and the 2004 Plan cannot be less than the fair market value of the underlying common stock on the date of the grant. The Company issues new shares to satisfy stock option exercises under the 1998 Plan and the 2004 Plan.

Adoption of SFAS 123R

Prior to January 1, 2006, the Company accounted for employee stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Under the intrinsic value method, compensation expense was recorded for the excess of the stock’s quoted market price at the time of grant over the amount an employee had to pay to acquire the stock. As the Company’s equity compensation plans require stock options to be granted at prices equal to or above the fair market value of the Company’s common stock on the grant dates, no compensation expense related to employee options was recorded prior to January 1, 2006 under the intrinsic value method.

The Company has adopted SFAS 123R using the modified prospective method as of January 1, 2006. SFAS 123R requires the measurement of compensation expense for all stock-based awards at fair value on the date of grant and recognition of compensation expense over the requisite service period for awards expected to vest. The fair value of stock option grants is determined using the Black-Scholes valuation model, which is consistent with the Company’s valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (“SFAS 148”). Such fair values will be recognized as compensation expense over the requisite service period, net of estimated forfeitures, using the accelerated method under SFAS 123R. Total stock-based compensation expense included in the statement of operations for the three months ended March 31, 2006 is as follows (in thousands, except per share amounts):

Three Months Ended March 31, 2006
Stock-based compensation included in:
Research and development expense	$422
General and administrative expense	456

Net loss	$878

Net loss per share – basic and diluted	$0.01

The fair value of each option grant is estimated on the date of grant using the Black-Scholes method and the following assumptions:

	Three Months Ended
	March 31, 2006	March 31, 2005
Range of risk free interest rates	4.55% - 4.61%	3.70% - 3.71%
Dividend yield	0%	0%
Volatility factor	98.0% - 98.3%	125%
Weighted average expected life of options (in years)	5.1	5.0
Weighted average fair value of options granted during the period	$1.03	$2.56

The computations of expected volatility for the first quarter of 2006 are based on the historical volatility of the Company’s stock price. The computation of expected life in 2006 was determined based on historical experience of similar awards. The risk-free interest rate is based on the yield of U.S. Treasury constant maturities with a term consistent with the expected life of the options.

A summary of the status of the Company’s stock options as of March 31, 2006 and changes during the three-month period then ended is presented below (in thousands, except years and per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2006	5,577	$2.90
Granted	145	1.35
Exercised	(100)	0.40
Forfeited	—	—
Expired	(33)	8.43

Outstanding at March 31, 2006	5,589	$2.87	7.5	$241

Vested at March 31, 2006 and expected to vest	5,374	$4.35	7.5	$76

Exercisable at March 31, 2006	2,154	$3.83	5.3	$160

Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the quoted price of our common stock for the options that were in-the-money at March 31, 2006. The total intrinsic value of stock options exercised during the three month periods ended March 31, 2006 and 2005 was $94,000 and $35,000, respectively, determined as of the date of exercise.

As of March 31, 2006, there was approximately $3,909,000 of total unrecognized compensation expense related to nonvested stock options. That cost is expected to be recognized over a weighted average period of 3.1 years.

The 1998 Plan provides for the issuance of common stock awards, up to a maximum of 375,000 shares. The 2004 Plan provides for the issuance of common stock awards with no restriction as to the percentage of shares issued as stock awards in relation to the maximum shares allowable under the plan. Such awards shall be made subject to such performance requirements, vesting provisions, transfer restrictions or other restrictions and conditions as a committee of the Company’s board of directors may determine. Under the 1998 and 2004 Plans, common stock awards canceled are reissuable. As of March 31, 2006, 574,125 and 251,875 shares have been awarded under the 1998 Plan and 2004 Plan, respectively. The fair value of these awards is determined based on the number of shares granted and the quoted price of the Company’s stock on the grant date. The resulting compensation cost of these awards will be recognized as expense over the vesting periods, which range from two to four years. The Company has not assumed any expected forfeitures for the stock awards as those awards have been granted to a small number of individuals. A summary of the status of the Company’s nonvested stock awards as of March 31, 2006 and the changes during the three-month period then ended is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2006	186,666	$3.84
Granted	150,000	1.44
Vested	(75,000)	3.50
Forfeited	—	—

Nonvested at March 31, 2006	261,666	$2.56

As of March 31, 2006, there was approximately $493,000 of total unrecognized compensation expense related to nonvested stock awards. That cost is expected to be recognized over a weighted average period of 1.4 years. The total fair value of stock awards vested during the three-month period ended March 31, 2006 was approximately $262,000. Compensation expense related to these stock awards for the three-month periods ended March 31, 2006 and 2005 was $77,000 and $131,000, respectively.

Prior to the adoption of SFAS 123R, the Company provided the disclosures required under SFAS 123, as amended by SFAS 148. Employee stock-based compensation was not reflected in the Company’s results of operations for the three-month period ended March 31, 2005 for employee stock options as all options were granted with an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table provides the information disclosed for the three-month period ended March 31, 2005 in accordance with SFAS 123, as amended by SFAS 148 (in thousands, except per share amounts):

Three Months Ended March 31, 2005
Net loss, as reported	$(5,294)
Add: Stock-based employee compensation expense included in reported net loss	131
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all stock-based awards	(490)

Pro forma net loss	$(5,653)

Net loss per share – basic and diluted:
As reported	$(0.09)

Pro forma	$(0.10)

NOTE 6. Collaboration Agreements

In April 2001, the Company entered into a research collaboration and licensing agreement with MedImmune, Inc. (“MedImmune”) to develop and commercialize therapies related to the Company’s IL9 program. MedImmune provided funding of $2,500,000 to the Company for research and development activities at the Company over a two-year period from April 2001 to April 2003 (the “R&D Funding”). The R&D Funding was paid in eight quarterly installments and recognized by the Company as revenues on a straight-line basis over the two-year period. By the end of that two-year period, licensed technology had been transferred to MedImmune and MedImmune assumed responsibility for development and commercialization efforts on the IL9 program. In addition to the R&D Funding, MedImmune agreed to reimburse the Company for certain external costs incurred by the Company in connection with the IL9 research plan, which will be recognized by the Company as revenues when the related expenses are incurred. For the three-month period ended March 31, 2006, the Company recognized $45,000 as revenue related to external cost reimbursements. For the three-month period ended March 31, 2005, the Company recognized $48,000 as revenue related to external cost reimbursements. The Company could also receive up to $54,500,000 in additional funding based on successful completion of future milestones. The Company is also entitled to royalties on sales of commercial products resulting from the collaboration. Receipt of future milestones and royalties is dependent upon favorable results in the future from clinical trials being conducted by MedImmune, MedImmune continuing to conduct the research and development activities required to commercialize the product and the commercial success of the product if and when it is approved for marketing by the United States Food and Drug Administration (“FDA”).

In September 2001, the Company received a contingent award of up to $1,700,000 from Cystic Fibrosis Foundation Therapeutics (CFFT), an affiliate of the Cystic Fibrosis Foundation, to support early clinical evaluation of LOMUCIN™ involving patients with cystic fibrosis. In April 2005, the award was increased to $2,863,000, consisting of $513,000 previously received in connection with the Company’s initial Phase II trial of LOMUCIN and up to $2,350,000 in milestone-driven, matching funds from CFFT to support a multi-center, randomized, double-blind, placebo-controlled Phase II clinical trial of LOMUCIN in approximately 200 individuals with cystic fibrosis. Of a total grant of $2,863,000, $1,713,000 of grant support relating to the Phase II clinical evaluation of LOMUCIN has been received by the Company and was recorded as a long-term liability as of March 31, 2006. The Company did not recognize this amount as revenue as it is refundable to CFFT upon marketing approval by the FDA or if the Company elects not to enter Phase III clinical trials or to commercialize the product within two years of the satisfaction of development milestones, assuming the achievement of statistically significant results. CFFT is also due a royalty of up to 1.6% on net sales of any resultant product, based upon the amount of funding ultimately provided by CFFT.

In February 2002, the Company received a Phase II Small Business Innovative Research (SBIR) program grant from the National Institutes of Health (“NIH”) in the amount of $800,000 to support its aminosterol research program. The grant extended over a two-year period, which ended in February 2004. In February 2004, the Company notified the NIH of a no-cost extension to the original budget period by twelve months. As a result of the notification, the grant was extended to February 2005. The Company recognized $96,000 of revenue related to this grant in the three-month period ended March 31, 2005.

In April 2004, the Company received a Phase I SBIR program grant from the National Institute of Diabetes and Digestive and Kidney Diseases of the NIH in the amount of $100,000 to support its trodusquemine (formerly trodulamine) program. The grant extended over a one-year period ending in March 2005. In March 2005, the Company notified the NIH of a no-cost extension to the original budget period by twelve months. As a result of the notification, the grant was extended to March 2006. The Company recognized $100,000 of revenue related to this grant during the three-month period ended March 31, 2006. The Company recognized no revenue related to this grant in the three-month period ended March 31, 2005.

In September 2004, the Company received a Phase I SBIR program grant from the National Eye Institute of the NIH in the amount of $100,000 to support its aminosterols for age-related macular degeneration program. The grant extended over a one-year period which ended in August 2005. In August 2005, the Company notified the NIH of a no-cost extension to the original budget period by twelve months. As a result of the notification, the grant was extended to August 2006. The Company recognized no revenue related to this grant during the three-month periods ended March 31, 2005 and 2006.

In February 2006, the Company entered into an agreement to provide pexiganan cream to a research facility for its conduct of a research study. As a result of this agreement, the Company recognized $15,000 as revenue in the three-month period ended March 31, 2006.

NOTE 7. Commitments, Contingencies and Liquidity

Employment Agreements

The Company has employment agreements with certain officers and employees. Employees covered under employment contracts who are terminated “without cause” are entitled to receive from the Company continuation of base pay for periods ranging from six months to twelve months. Continuation of pay for officers will cease upon the attainment of full time employment elsewhere.

Manufacturing Agreement

In January 1999 and prior, the Company entered into several agreements with Abbott Laboratories (“Abbott”) providing for the purchase of approximately $10,000,000 of bulk drug substance to be used in the manufacturing process for LOCILEX Cream. The Company renegotiated this agreement with Abbott in September 1999 after the FDA did not approve LOCILEX Cream, paying Abbott $4,200,000 at that time and receiving partial delivery of material under the renegotiated agreement. An additional $3,400,000 was due to Abbott and payable if the Company received in excess of $10,000,000 of additional funds (as defined in the agreement) in any year beginning in 2000, in which case the Company must pay 15% of such excess over $10,000,000 to Abbott. The Company recorded this conditional obligation as a liability in 1999 at its then estimated present value. As a result of the Company’s financing activities during 2000 and 2001 and other cash inflows, $1,391,000 and $480,000 of this liability was payable and paid to Abbott on March 1, 2001 and 2002, respectively. No portion of the liability was payable to Abbott on March 1, 2003, as the Company did not receive in excess of $10,000,000 of cash inflows during 2002. As a result of the Company’s financing activities during 2003 and other cash inflows, $966,000 of the liability was payable and paid to Abbott on March 1, 2004. The remaining amount of $563,000 was payable and paid to Abbott on March 1, 2005 as a result of the Company’s financing activities during the year ended December 31, 2004.

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

The Company believes that its current cash and investments as of March 31, 2006 are sufficient to meet its research and development goals for all programs and sustain operations at least through the first quarter of 2007.

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

There are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements, including those addressed below in Part II, Item 1A. under “Risk Factors.”

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

Critical Accounting Policies and Estimates

A discussion of our critical accounting policies and estimates is included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2005. Except as described below, there have not been any changes or additions to our critical accounting policies during the three months ended March 31, 2006.

Stock-Based Compensation

Prior to January 1, 2006, we accounted for employee stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Under the intrinsic value method, compensation expense was recorded for the excess of the stock’s quoted market price at the time of grant over the amount an employee had to pay to acquire the stock. As our equity compensation plans require stock options to be granted at prices equal to or above the fair market value of our common stock on the grant dates, no compensation expense was recorded prior to January 1, 2006 under the intrinsic value method.

We have adopted SFAS No. 123 (Revised 2004), Stock-Based Payment (“SFAS 123R”) using the modified prospective method as of January 1, 2006. SFAS 123R requires the measurement of compensation expense for all employee stock-based awards at fair value on the date of grant and recognition of compensation expense over the requisite service period for awards expected to vest. The fair value of stock option grants is determined using the Black-Scholes valuation model, which is consistent with our valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (“SFAS 148”). The fair value of restricted stock awards is determined based on the number of shares granted and the quoted price of our common stock on the grant date. Such fair values will be recognized as compensation expense over the requisite service period, net of estimated forfeitures, using the accelerated method under SFAS 123R.

Stock or other equity-based compensation for non-employees is accounted for under the fair-value-based method as required by SFAS 123R and Emerging Issues Task Force (“EITF”) No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, and other related interpretations. Under this method, the equity-based instrument is valued at the fair value of either the consideration received or the equity instrument issued on the date of grant. The resulting compensation cost is recognized and charged to operations over the service period, which is usually the vesting period. Estimating the fair value of equity securities involves a number of judgments and variables that are subject to significant change.

Results of Operations

Revenues

We have received no revenues to date from product sales. Revenues recorded to date have consisted principally of revenues recognized under collaborations with third parties. In April 2001, we entered into a research collaboration and licensing agreement with MedImmune, Inc. to develop and commercialize therapies related to our IL9 program. MedImmune provided funding of $2.5 million, payable in eight equal quarterly installments through April 2003 (the “R&D Funding”), plus it funds external cost reimbursements for our research and development activities. We could also receive up to $54.5 million based on successful completion of future milestones. In August 2004, we received the first of such milestone payments as a result of the initiation of Phase I clinical trials. For the three-month period ended March 31, 2006, we recognized $45,000 as revenue related to external cost reimbursements. For the three-month period ended March 31, 2005, we recognized $48,000 as revenue related to external cost reimbursements.

In February 2002, we received a Phase II Small Business Innovative Research program grant from the National Institutes of Health (“NIH”) in the amount of $800,000 to support our aminosterol research program. The grant extended over a two-year period, which ended in February 2004. In February 2004, we notified the NIH of a no-cost extension of the original budget period by twelve months. As a result of the notification, the grant was extended through February 2005. We recognized $96,000 of revenue related to this grant in the three-month period ended March 31, 2005.

In April 2004, we received a Phase I SBIR program grant from the National Institute of Diabetes and Digestive and Kidney Diseases of the NIH in the amount of $100,000 to support our trodusquemine (formerly trodulamine) program. The grant extended over a one-year period, which ended in March 2005. In March 2005, we notified the NIH of a no-cost extension to the original budget period by twelve months. As a result of the notification, the grant was extended to March 2006. We recognized $100,000 of revenue related to this grant during the three-month period ended March 31, 2006. No revenue related to this grant was recognized in the three-month period ended March 31, 2005.

In February 2006, we entered in to an agreement to provide pexiganan cream to a research facility for its conduct of a research study. As a result of this agreement, we recognized $15,000 as revenue in the three-month period ended March 31, 2006.

Research and Development Expenses

Our current research and development programs include squalamine (squalamine lactate), which consists of EVIZON™ (squalamine lactate) for the treatment of AMD and squalamine for the treatment of cancer, LOMUCIN™, IL9, trodusquemine (MSI-1436) for the treatment of obesity and other programs, which consist of other aminosterols for the treatment of inflammatory disorders and LOCILEX Cream for the treatment of infectious disease. The following table illustrates our research and development projects and the stage to which each has been developed:

	Development Stage	Status
Squalamine:
EVIZON™	Phase II/III(1)	Active
Squalamine	Phase II	Active
LOMUCIN™	Phase II	Active
IL9	Phase I	Active(2)
Trodusquemine	Research/Preclinical	Active/Active
Other programs:
Other aminosterols	Research	Active
LOCILEX Cream	Phase III	Inactive

(1)	In June 2005, we began the first of two planned Phase III trials of EVIZON for the treatment of age-related macular degeneration.
(2)	In April 2001, we entered into a collaborative agreement with MedImmune to develop and commercialize therapies related to our IL9 program.

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

We recognized research and development expenses of $6.2 million and $4.3 million in the three-month periods ended March 31, 2006 and 2005, respectively. The following table sets forth research and development expenses (in thousands) incurred during the three-month periods ended March 31, 2006 and 2005 for our significant groups of research and development projects.

	Three Months Ended March 31,
	2006	2005
Squalamine program expenses	$4,160	$3,277
LOMUCIN™ program expenses	400	57
IL9 program expenses	24	110
Trodusquemine program expenses	233	14
Other program expenses	12	20
Indirect expenses	1,331	796

	$6,160	$4,274

Research and development expenses have increased for the three-month period ended March 31, 2006, as compared to the same period in 2005, due primarily to increases in clinical trial expenses ($1.5 million) related to our squalamine program for the treatment of age-related macular degeneration, increased personnel costs for our LOMUCIN™ and trodusquemine programs ($0.1 million and $0.2 respectively), increased clinical trial expenses for our LOMUCIN™ program ($0.2 million) for the treatment of cystic fibrosis and increased indirect expenses as a result of equity compensation expense relating to the adoption of SFAS 123R ($0.4 million) and an increase in temporary labor ($0.1 million). These increases were partially offset by decreases in manufacturing costs ($0.2 million), personnel costs ($0.2 million) and third-party contract research costs ($0.2 million) related to our squalamine program for the treatment of age-related macular degeneration as a result of the progression of EVIZON through clinical trials.

The costs incurred to date on each of our development projects are not reasonably estimable because work on one program often supports or enhances another program. For example, it is not possible to separate the time and resources spent in development of squalamine lactate as a product candidate to treat wet AMD and as a product candidate to treat cancer because: (i) early research and development efforts devoted to cancer research led to development of our product candidate squalamine lactate (trade name EVIZON™) for AMD; (ii) clinical trial work pursuant to our Investigational New Drug (IND) application for cancer forms part of the safety data base for the IND we filed with the FDA for wet AMD; (iii) our manufacturing development for squalamine lactate supports both the AMD and cancer programs; and (iv) nonclinical testing conducted supports all regulatory filings and proposed indications for squalamine.

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

The nature of costs incurred in the future will also vary depending upon the stage of the product candidate’s development. Product candidates in the research stage often require significant laboratory work to develop and prepare the product candidate for preclinical testing and for testing in humans. Costs for such work typically include our staff, our facilities, lab supplies and equipment and fees to contract research facilities supervised by our personnel. All products to be tested in humans require preclinical testing and often require additional nonclinical testing while clinical trials are in process to fulfill regulatory requirements. Preclinical and nonclinical work requires expenditures for staffing and facilities. Costs will also be incurred for work done by contract research facilities under our supervision. Early stage products require development of manufacturing methods, supporting analytical and research work and qualifying vendors, including contract manufacturers. Products in human testing, particularly later stage trials, require manufacturing more significant quantities of product. The costs of conducting clinical trials include fees to contract research organizations to conduct the trials, payments to physicians and research centers, and payments for a wide range of services to prepare for clinical trials, support the trials and manage data gathered in the trials. Internal costs for clinical trials include staffing and infrastructure to design, adapt and manage the trials as well as managing vendors providing supporting services. Smaller but continuing costs throughout the clinical trials process also include quality control and regulatory compliance activities conducted by our staff and through contractors under our supervision.

General and Administrative Expenses

We recognized general and administrative expenses of $1.6 million and $1.3 million in the three-month periods ended March 31, 2006 and 2005, respectively. General and administrative expenses consist principally of personnel costs, professional fees and public company expenses. General and administrative costs increased in the three-month period ended March 31, 2006, as compared to the same period in 2005, due to an increase in equity compensation expense relating to the adoption of SFAS 123R ($0.3 million).

Interest Income

We recognized interest income of $240,000 and $153,000 for the three-month periods ended March 31, 2006 and 2005, respectively. Interest income increased during the three-month period ended March 31, 2006, as compared to the same period in 2005, due to higher investment interest yields.

Financial Condition, Liquidity and Capital Resources

Cash, cash equivalents and short-term investments were $24.2 million at March 31, 2006 as compared to $32.2 million at December 31, 2005. The primary use of cash during the three-month period ended March 31, 2006 was to finance our research and development operations.

Current liabilities were $4.8 million and $5.9 million at March 31, 2006 and December 31, 2005, respectively. Long-term liabilities include $1.7 million received as a contingent award from the Cystic Fibrosis Foundation.

Our capital expenditure requirements will depend upon numerous factors, including the progress of our research and development programs, the time and cost required to obtain regulatory approvals, our ability to enter into additional collaborative arrangements, the demand for products based on our technology, if and when such products are approved, and possible acquisitions of products, technologies and companies. We had no significant commitments for capital expenditures as of March 31, 2006.

We regularly explore alternative means of financing our operations and seek funding through various sources, including public and private securities offerings, collaborative arrangements with third parties and other strategic alliances and business transactions. We currently do not have any commitments to obtain additional funds and may be unable to obtain sufficient funding in the future on acceptable terms, if at all. If we cannot obtain funding, we will need to delay, scale back or eliminate research and development programs or enter into collaborations with third parties to commercialize potential products or technologies that we might otherwise seek to develop or commercialize ourselves, or seek other arrangements. If we engage in collaborations, we will receive lower consideration upon commercialization of such products than if we had not entered into such arrangements, or if we entered into such arrangements at later stages in the product development process. Additional factors that may impact our ability to raise capital are described in Part II, Item 1A. under “Risk Factors.”

Contractual Cash Obligations

The table below sets forth our contractual cash obligations at March 31, 2006 (in thousands):

		Cash Payments Due by Period
Contractual Cash Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating lease on building [1]	$692	$411	$281	$—	$—
Clinical trial contracts	2,856	2,856	—	—	—
Manufacturing contracts	905	905	—	—	—
Operating leases and maintenance contracts on equipment	246	114	132	—	—
G&A contracts	3	3
R&D contracts	102	102	—	—	—

Total contractual cash obligations	$4,804	$4,391	$413	$—	$—

1	The lease provides for escalations relating to increases in the Consumer Price Index not to exceed 7% but no less than 3.5% beginning in December 2002. We have assumed an annual minimum lease payment escalation of 3.5% for the purposes of this table.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to risks associated with interest rate changes. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We only invest in U.S. government, government agency, corporate and bank or institutional money market funds with investment standards comparable to our investment policy. Our investment policy limits the amount of credit exposure we may have to any one issue, issuer or type of investment other than U.S. government debt.

As of March 31, 2006, our portfolio investments consisted of $12.3 million in cash and cash equivalents and $11.9 million in U.S. Treasury or U.S government agency debt instruments having a maturity of less than one year. Due to the nature of our investment portfolio, management believes that a sudden change in interest rates would not have a material effect on the value of the portfolio. Management estimates that if the average annualized yield of our investments had decreased by 100 basis points, our interest income for the three-month period ended March 31, 2006 would have decreased by approximately $66,000. Correspondingly, if the average annualized yield of our investments had increased by 100 basis points, our interest income for the three-month period ended March 31, 2006 would have increased by $66,000. These estimates assume that the change occurred on the first day of 2006 and changed the annualized yield of each investment instrument by 100 basis points. The impact on our future interest income will depend largely on the gross amount of our investment portfolio.

We do not currently have any significant direct foreign currency exchange rate risk.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures: For the quarterly period ended March 31, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer (the principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based upon this evaluation, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that, as of March 31, 2006, our disclosure controls and procedures were effective.

Our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all errors or fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met and our disclosure controls and procedures are designed to provide this reasonable assurance. Based upon the evaluation discussed above, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that, as of March 31, 2006, our disclosure controls and procedures were effective at providing such reasonable assurance. Because of inherent limitations in all control systems, no evaluation of control can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected.

Internal control over financial reporting: There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Any investment in shares of our common stock involves a high degree of risk. You should carefully consider each of the following risk factors, together with the other information presented in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2005.

Risks Related to Our Business

If we do not raise additional capital, we may not be able to continue our research and development programs. We may never commercialize any products.

We maintained cash, cash equivalents and short-term investments of $24.2 million at March 31, 2006. We believe these resources are sufficient to sustain operations and meet our research and development goals at least through the first quarter of 2007. However, we will need to raise substantial additional funds in the future to continue our research and development programs and to commercialize our potential products. If we are unable to raise additional funds, we may be unable to complete our development activities for any of our proposed products.

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

If we raise additional capital by issuing equity securities or securities convertible into equity, the issuance would result in ownership dilution to our stockholders and our share price may decline. The extent of such dilution will vary based upon the amount of capital raised.

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

To date, we have engaged primarily in the research and development of drug candidates. We have not generated any revenues from product sales and have incurred losses in each year since our inception. As of March 31, 2006, we had an accumulated deficit of $246.9 million.

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

Extensive industry regulation has had, and will continue to have, a significant impact on our business. Biopharmaceutical companies, like us, are subject to extensive, complex, costly and evolving regulation by the federal government, principally the U.S. Food and Drug Administration (“FDA”) and to a lesser extent by the U.S. Drug Enforcement Administration (“DEA”) and foreign and state government agencies. The Federal Food, Drug and Cosmetic Act, the Controlled Substances Act and other domestic and foreign statutes and regulations govern or influence the testing, manufacturing, packing, labeling, storing, record keeping, safety, approval, advertising, promotion, sale and distribution of our products. Under certain of these regulations, we and our contract suppliers and manufacturers could be subject to periodic inspection of our or their respective facilities, procedures and operations and/or the testing of our products by the FDA, the DEA and other authorities, which conduct periodic inspections to confirm that we and our contract suppliers and manufacturers are in compliance with all applicable regulations. The FDA also conducts pre-approval and post-approval reviews and plant inspections to determine whether our systems, or our contract suppliers’ and manufacturers’ processes, are in compliance with current Good Manufacturing Practices (“cGMP”) and other FDA regulations.

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

We currently have collaborative agreements with three primary collaborators: MedImmune, Inc., Ludwig Institute of Cancer Research (“LICR”), and Laboratorios Bago SA. We do not have control over the amount and timing of resources to be devoted to our products by our collaborative partners. Our collaborators may not place a high priority on their contractual arrangements with us. Collaborators may develop products independently or through third parties that could compete with our proposed products. In addition, a collaborator may decide to end a relationship with us.

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

We own several patents and patent applications for the use of squalamine as an anti-angiogenic, including methods for the treatment of cancer and neovascularization in the eye. One of these patents is to the compound’s combination therapy with other anti-cancer agents and will expire in 2017, while another patent covers the treatment of age-related macular degeneration, retinopathy of prematurity and diabetic retinopathy and will expire in 2015. We also own patents covering methods and intermediates in the manufacturing process of squalamine and trodusquemine that expire in 2017, 2018 and 2021. We own a composition of matter patent for the trodusquemine compound, which expires in 2014. We also own a patent for the use of trodusquemine as an anti-obesity agent and other indications that expires in 2015. We own two patents for the use of anti-IL9 or anti-IL9 receptor antibodies for the treatment of asthma and related disorders that expire in 2016. We also have U.S. patents covering the composition of matter for a mucoregulator target and another patent covering methods for screening for mucoregulator compounds that both expire in 2019. We own a patent on the use of talniflumate and related mucoregulator compounds for treating various conditions where mucous is overproduced, which expires in 2021.

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

In 2005, our stock price on the Nasdaq Capital Market fluctuated from a low of $1.28 per share to a high of $3.50 per share. During the three-month period ended March 31, 2006, our stock price fluctuated from $1.26 to $1.74 per share, with an average price of approximately $1.40. The volatility in our stock price is due to the volatility of our industry in general and does not appear to be connected to any event specific to us.

In the past, following periods of volatility in the market price of a particular company’s securities,

securities class action litigation has often been brought against that company. We may become involved in this type of litigation in the future. Litigation of this type is often extremely expensive and diverts management’s attention and resources.

We may be unable to maintain the standards for listing on the Nasdaq Capital Market, which could adversely affect the liquidity of our common stock and could subject our common stock to the “penny stock” rules.

Our common stock is currently listed on the Nasdaq Capital Market. There are several requirements that we must satisfy in order for our common stock to continue to be listed on the Nasdaq Capital Market. These requirements include, but are not limited to, maintaining a minimum per share price of our common stock of $1.00 and a minimum level of stockholders’ equity of $2.5 million. In the future, we may not comply with all of these listing requirements, which might result in the delisting of our common stock. Delisting from the Nasdaq Capital Market could adversely affect the liquidity and the price of our common stock and could have a long-term adverse impact on our ability to raise future capital through a sale of our common stock.

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

As of March 31, 2006, there were outstanding options to purchase an aggregate of 5,589,500 shares of our common stock at prices ranging from $0.40 per share to $11.63 per share, of which options to purchase 2,154,312 shares were exercisable as of such date. As of March 31, 2006, there were outstanding warrants to purchase 4,627,266 shares of our common stock. Of this total, warrants to purchase 167,166 shares of our common stock are currently exercisable at $3.22 per share, subject to adjustment under the anti-dilution provisions of the warrants. Warrants to purchase 50,000, 990,100 and 3,420,000 shares are currently exercisable at $3.79, $5.38 and $3.15 per share, respectively. In connection with an April 2002 private placement of our common stock, we granted to the placement agent warrants to purchase 100,000 shares of our common stock at an exercise price of $2.75 per share. As of March 31, 2006, these warrants have not yet been issued.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1	Employment agreement between the Company and Michael J. Gast, M.D., PhD. dated March 20, 2006.

10.2	Change in control agreement between the Company and Michael J. Gast, M.D., PhD. dated March 20, 2006.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENAERA CORPORATION

Date: May 10, 2006	By:	/s/ John A. Skolas
John A. Skolas
Executive Vice President and
Chief Financial Officer
(Principal Financial and
Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Employment agreement between the Company and Michael J. Gast, M.D., PhD. dated March 20, 2006.

10.2	Change in control agreement between the Company and Michael J. Gast, M.D., PhD. dated March 20, 2006.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.