Form 10-Q
period 2006-06-30
GENAERA CORP
filed 2006-08-09
CIK 880431

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s Common Stock, par value $.002 per share, on August 9, 2006 was 104,553,789.

GENAERA CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED June 30, 2006

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GENAERA CORPORATION

BALANCE SHEETS

(In thousands, except per share data)

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$32,702	$16,418
Short-term investments	11,840	15,797
Prepaid expenses and other current assets	922	892

Total current assets	45,464	33,107
Fixed assets, net	933	848
Other assets	56	56

Total assets	$46,453	$34,011

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$6,639	$5,946

Total current liabilities	6,639	5,946
Other liabilities	1,762	1,781

Total liabilities	8,401	7,727

Commitments and contingencies (NOTE 7)

Stockholders’ equity (NOTE 2):
Preferred stock - $.001 par value per share, 9,211 shares authorized, none issued and outstanding at June 30, 2006 and December 31, 2005	—	—
Common stock - $.002 par value per share; 150,000 and 100,000 shares authorized; 104,554 and 68,704 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	209	137
Additional paid-in capital	290,509	265,756
Accumulated other comprehensive loss	(13)	(77)
Accumulated deficit	(252,653)	(239,532)

Total stockholders’ equity	38,052	26,284

Total liabilities and stockholders’ equity	$46,453	$34,011

See accompanying notes to financial statements.

GENAERA CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Collaborative research agreement and grant revenues	$85	$244	$245	$390

Costs and expenses:
Research and development	4,590	4,939	10,750	9,213
General and administrative	1,495	1,146	3,102	2,465

	6,085	6,085	13,852	11,678

Loss from operations	(6,000)	(5,841)	(13,607)	(11,288)
Interest income	246	149	486	302

Net loss	$(5,754)	$(5,692)	$(13,121)	$(10,986)

Net loss per share — basic and diluted	$(0.08)	$(0.10)	$(0.19)	$(0.19)

Weighted average shares outstanding — basic and diluted	69,334	57,191	69,068	57,161

See accompanying notes to financial statements.

GENAERA CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2006	2005
Cash Flows From Operating Activities:
Net loss	$(13,121)	$(10,986)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	203	162
Amortization of investment premiums (discounts)	21	(14)
Compensation expense on option grants and equity awards	1,579	335
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(30)	(367)
Accounts payable and accrued expenses	(1,151)	(345)
Accrued development expenses	—	(563)
Other liabilities	(19)	709

Net cash used in operating activities	(12,518)	(11,069)

Cash Flows From Investing Activities:
Purchase of investments	(8,000)	(13,000)
Proceeds from maturities of investments	12,000	22,000
Capital expenditures	(288)	(267)

Net cash provided by investing activities	3,712	8,733

Cash Flows From Financing Activities:
Gross proceeds from issuance of common stock and warrants	25,050	—
Proceeds from exercise of stock options	40	9

Net cash provided by financing activities	25,090	9

Net increase (decrease) in cash and cash equivalents	16,284	(2,327)
Cash and cash equivalents at beginning of period	16,418	14,217

Cash and cash equivalents at end of period	$32,702	$11,890

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

NOTE 2. Stockholders’ Equity

The changes in stockholders’ equity from December 31, 2005 to June 30, 2006 are summarized as follows (in thousands):

	Common Stock		Additional	Accumulated Other		Total
	Number of Shares	Amount	Paid-in Capital	Comprehensive Income	Accumulated Deficit	Stockholders’ Equity
Balance at December 31, 2005	68,704	$137	$265,756	$(77)	$(239,532)	$26,284
Exercise of stock options and compensation expense under option grants and stock awards	260	1	1,662	—	—	1,663
Common stock issued pursuant to private placement	35,590	71	23,091	—	—	23,162
Comprehensive loss:
Net loss	—	—	—	—	(13,121)	(13,121)
Unrealized gain on investments	—	—	—	64	—	64

Total comprehensive loss						(13,057)

Balance at June 30, 2006	104,554	$209	$290,509	$(13)	$(252,653)	$38,052

NOTE 3. Common Stock

On June 30, 2006, the Company completed the sale of 35,589,972 shares of its common stock to unaffiliated institutional investors in a registered direct offering, at a purchase price of $0.6101 per share, for aggregate net proceeds of approximately $23,162,000 after offering expenses ($385,000) and placement agency fees ($1,503,000). The shares were offered through a prospectus supplement pursuant to the Company’s effective shelf registration statement. In addition, warrants to purchase 26,692,477 shares of the Company’s common stock were issued to the institutional investors at a purchase price of $0.125. On June 30, 2006, the Company received payment for all of the shares sold in the registered direct offering. Of the 35,589,972 shares sold, 21,819,423 shares were not delivered to the institutional investors until after the end of the second quarter.

On September 15, 2005, the Company completed the sale of 11,400,000 shares of its common stock to unaffiliated institutional investors in a registered direct offering, at a purchase price of $2.15 per share, for aggregate net proceeds of approximately $22,942,000 after offering expenses ($97,000) and placement agency fees ($1,471,000). The shares were offered through a prospectus supplement pursuant to the Company’s effective shelf registration statement. The share price represented an 18% discount to the closing price on the Nasdaq Capital Market on September 9, 2005. In addition, warrants to purchase 3,420,000 shares of the Company’s common stock were issued to the institutional investors.

NOTE 4. Common Stock Warrants

In June 2006, in connection with a registered direct offering of our common stock, we issued to institutional investors warrants to purchase 26,692,477 shares of our common stock at an exercise price of $0.6101 per share. The warrants are exercisable beginning on December 30, 2006 and expire on December 30, 2011. The exercise price and the number of shares that may be purchased upon exercise of the warrants may be adjusted from time to time as a result of a stock dividend, split or subdivision of shares, as well as a combination of shares or merger or consolidation. The Company determined that the securities purchase agreement does not expressly provide that the shares issued upon the exercise of the warrants must be registered and there are no express or implied remedies to the warrant holders that would indicate that the Company is required to net-cash settle the warrants in the event of delivery of unregistered shares in settlement of the contract. In accordance with the guidance in EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, the Company has accounted for the warrants issued in this transaction as part of permanent equity. As of June 30, 2006, all of the warrants were outstanding.

In connection with its September 2005 registered direct offering, the Company issued warrants to purchase 3,420,000 shares of its common stock. The warrants have an exercise price of $3.15 per share and expire on March 13, 2011. The exercise price and the number of shares that may be purchased upon exercise of the warrants may be adjusted from time to time as a result of a stock dividend, split or subdivision of shares, as well as a combination of shares or merger or consolidation. All of the warrants issued in connection with the September 2005 offering are currently outstanding and exercisable.

The table below sets forth outstanding warrants issued prior to 2005:

Grant Date	Amount	Exercise Price		Expiration Date	Status
January 2004	990,100	$5.38	(1)	1/23/2009	Exercisable
April 2002	100,000	$2.75		(2)	(2)
December 2001	50,000	$3.79		12/12/2006	Exercisable
August 2000	167,166	$3.22	(3)	8/17/2007	Exercisable

(1)	The exercise price and the number of shares that may be purchased upon exercise of warrants may be adjusted from time to time as a result of a stock dividend, split or subdivision of shares, as well as a combination of shares or a merger or consolidation.
(2)	In connection with its April 2002 private placement, the Company granted to the placement agent warrants to purchase 100,000 shares of the Company’s common stock at an exercise price of $2.75 per share. When issued, these warrants will be fully exercisable and have a term of five years from the date of the transaction.
(3)	The warrants are subject to adjustment under certain circumstances, including the issuance of shares of common stock by the Company for a consideration per share less than the market price of the common stock at the time of said issuance and the issuance by the Company of securities convertible into shares of common stock for which the exercise or conversion price, when added to the purchase price of such convertible securities, is less than the exercise price of the warrants.

NOTE 5. Stock-Based Compensation

In May 1998, the stockholders approved the 1998 Equity Compensation Plan (the “1998 Plan”), which provides for the granting of options and stock awards of up to 1,500,000 shares of common stock. In May 2001, the stockholders approved an amendment to the 1998 Plan to increase the number of shares of common stock issuable thereunder to 3,500,000 shares. In May 2004, the stockholders approved the 2004 Stock-Based Incentive Compensation Plan (the “2004 Plan”), which provides for the granting of options and stock awards of up to 4,500,000 shares of common stock. In May 2006, the stockholders approved an amendment of the 2004 Plan to increase the number of shares of the Company’s common stock issuable thereunder to 7,500,000 shares of common stock.

The plans provide for the granting of incentive stock options and nonqualified stock options and are administered by a committee of the Company’s board of directors. The committee has the authority to determine the term during which an option may be exercised (provided that no option may have a term of more than ten years), the exercise price of an option and the rate at which options vest. Stock options generally vest ratably over four years. Incentive stock options may be granted only to employees of the Company. Nonqualified stock options may be granted to employees, directors or consultants of the Company. The exercise price of options under the 1998 Plan and the 2004 Plan cannot be less than the fair market value of the underlying common stock on the date of the grant. The Company issues new shares to satisfy stock option exercises under the 1998 Plan and the 2004 Plan.

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

The Company has adopted SFAS 123R using the modified prospective method as of January 1, 2006. SFAS 123R requires the measurement of compensation expense for all stock-based awards at fair value on the date of grant and recognition of compensation expense over the requisite service period for awards expected to vest. The fair value of stock option grants is determined using the Black-Scholes valuation model, which is consistent with the Company’s valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (“SFAS 148”). Such fair values will be recognized as compensation expense over the requisite service period, net of estimated forfeitures, using the accelerated method under SFAS 123R. Total stock-based compensation expense included in the statement of operations for the three- and six-month periods ended June 30, 2006 is as follows (in thousands, except per share amounts):

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Stock-based compensation included in:
Research and development expense	$323	$745
General and administrative expense	376	834

Net loss	$699	$1,579

Net loss per share – basic and diluted	$(0.01)	$(0.02)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes method and the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Range of risk free interest rates	5.50%-5.52%	3.82%-4.17%	4.55%-5.52%	3.70%-4.17%
Dividend yield	0%	0%	0%	0%
Volatility factor	95.9%-96.0%	125%	95.9%-98.3%	125%
Weighted average expected life of options (in years)	4.94	5.00	5.00	5.00
Weighted average fair value of options granted during the period	$ 0.80	$ 1.82	$ 0.92	$ 1.95

The computations of expected volatility for the three and six months ended June 30, 2006 are based on the historical volatility of the Company’s stock price. The computation of expected life for the three and six months ended June 30, 2006 was determined based on historical experience of similar awards. The risk-free interest rate is based on the yield of U.S. Treasury constant maturities with a term consistent with the expected life of the options.

SFAS 123R requires the periodic review of estimated number of options for which the requisite service is expected to be rendered. Based on this review, the Company determined that actual forfeiture rates were higher than initially expected. As a result, the Company has recorded a decrease in share-based payment expense of approximately $122,000.

A summary of the status of the Company’s stock options as of June 30, 2006 and changes during the six-month period then ended is presented below (in thousands, except years and per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2006	5,577	$2.90
Granted	273	1.22
Exercised	(101)	0.40
Forfeited	(215)	4.76
Expired	(33)	8.43

Outstanding at June 30, 2006	5,501	$2.76	7.4	$16

Vested at June 30, 2006 and expected to vest	5,297	$2.78	7.4	$16

Exercisable at June 30, 2006	2,242	$3.55	5.4	$12

Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the quoted price of our common stock for the options that were in-the-money at June 30, 2006. The total intrinsic value of stock options exercised during the six-month periods ended June 30, 2006 and 2005 was $94,000 and $35,000, respectively, determined as of the date of exercise.

As of June 30, 2006, there was approximately $3,270,000 of total unrecognized compensation expense related to nonvested stock options. That cost is expected to be recognized over a weighted average period of 2.9 years.

The 1998 Plan provides for the issuance of common stock awards, up to a maximum of 375,000 shares. The 2004 Plan provides for the issuance of common stock awards with no restriction as to the percentage of shares issued as stock awards in relation to the maximum shares allowable under the plan. Such awards shall be made subject to such performance requirements, vesting provisions, transfer restrictions or other restrictions and conditions as a committee of the Company’s board of directors may determine. Under the 1998 and 2004 Plans, common stock awards canceled are reissuable. As of June 30, 2006, 574,125 and 251,875 shares have been awarded under the 1998 Plan and 2004 Plan, respectively. The fair value of these awards is determined based on the number of shares granted and the quoted price of the Company’s stock on the grant date. The resulting compensation cost of these awards will be recognized as expense over the vesting periods, which range from two to four years. The Company has not assumed any expected forfeitures for the stock awards as those awards have been granted to a small number of individuals. A summary of the status of the Company’s nonvested stock awards as of June 30, 2006 and the changes during the six-month period then ended is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2006	186,666	$3.84
Granted	150,000	1.44
Vested	(108,334)	3.64
Forfeited	—	—

Nonvested at June 30, 2006	228,332	$2.36

As of June 30, 2006, there was approximately $402,000 of total unrecognized compensation expense related to nonvested stock awards. That cost is expected to be recognized over a weighted average period of 1.2 years. The total fair value of stock awards vested during the three- and six-month periods ended June 30, 2006 was approximately $132,000 and $394,000, respectively. Compensation expense related to these stock awards for the three- and six-month periods ended June 30, 2006 and 2005 was $91,000 and $168,000 and $149,000 and $280,000, respectively.

Prior to the adoption of SFAS 123R, the Company provided the disclosures required under SFAS 123, as amended by SFAS 148. Employee stock-based compensation was not reflected in the Company’s results of operations for the three- and six-month periods ended June 30, 2005 for employee stock options as all options were granted with an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table provides the information disclosed for the three- and six-month periods ended June 30, 2005 in accordance with SFAS 123, as amended by SFAS 148 (in thousands, except per share amounts):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net loss, as reported	$(5,692)	$(10,986)
Add: Stock-based employee compensation expense included in reported net loss	149	280
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all stock-based awards	(612)	(1,102)

Pro forma net loss	$(6,155)	$(11,808)

Net loss per share – basic and diluted:
As reported	$(0.10)	$(0.19)

Pro forma	$(0.11)	$(0.21)

NOTE 6. Collaboration Agreements

In April 2001, the Company entered into a research collaboration and licensing agreement with MedImmune, Inc. (“MedImmune”) to develop and commercialize therapies related to the Company’s IL9 program. MedImmune provided funding of $2,500,000 to the Company for research and development activities at the Company over a two-year period from April 2001 to April 2003 (the “R&D Funding”). By the end of that two-year period, licensed technology had been transferred to MedImmune and MedImmune assumed responsibility for development and commercialization efforts on the IL9 program. In addition to the R&D Funding, MedImmune agreed to reimburse the Company for certain external costs incurred by the Company in connection with the IL9 research plan, which will be recognized by the Company as revenues when the related expenses are incurred. For the three- and six-month periods ended June 30, 2006, the Company recognized $85,000 and $130,000, respectively, as revenue related to external cost reimbursements. For the three- and six-month periods ended June 30, 2005, the Company recognized $242,000 and $291,000, respectively, as revenue related to external cost reimbursements. The Company could also receive up to $54,500,000 in additional funding based on successful completion of future milestones. The Company is also entitled to royalties on sales of commercial products resulting from the collaboration. Receipt of future milestones and royalties is dependent upon favorable results in the future from clinical trials being conducted by MedImmune, MedImmune continuing to conduct the research and development activities required to commercialize the product and the commercial success of the product if and when it is approved for marketing by the United States Food and Drug Administration (“FDA”).

In September 2001, the Company received a contingent award of up to $1,700,000 from Cystic Fibrosis Foundation Therapeutics (“CFFT”), an affiliate of the Cystic Fibrosis Foundation, to support early clinical evaluation of LOMUCIN involving patients with cystic fibrosis. In April 2005, the award was increased to $2,863,000, consisting of $513,000 previously received in connection with the Company’s initial Phase II trial of LOMUCIN and up to $2,350,000 in milestone-driven, matching funds from CFFT to support a multi-center, randomized, double-blind, placebo-controlled Phase II clinical trial of LOMUCIN. After consultation with CFFT, the protocol for this trial has been amended to decrease the number of patients in the trial from 200 to 80. Of a total grant of $2,863,000, $1,713,000 of grant support relating to the Phase II clinical evaluation of LOMUCIN has been received by the Company and was recorded as a long-term liability as of June 30, 2006. The Company did not recognize this amount as revenue as it is refundable to CFFT upon marketing approval by the FDA or if the Company elects not to enter Phase III clinical trials or to commercialize the product within two years of the satisfaction of development milestones, assuming the achievement of statistically significant results. The Company is currently in discussion with CFFT regarding appropriate amendments to the grant in light of the revised protocol. There can be no assurance that CFFT will not decrease the amount of the grant or amend the terms thereof. CFFT is also due a royalty of up to 1.6% on net sales of any resultant product, based upon the amount of funding ultimately provided by CFFT.

In February 2002, the Company received a Phase II Small Business Innovative Research (“SBIR”) program grant from the National Institutes of Health (“NIH”) in the amount of $800,000 to support its aminosterol research program. The grant extended over a two-year period, which ended in February 2004. In February 2004, the Company notified the NIH of a no-cost extension to the original budget period by twelve months. As a result of the notification, the grant was extended to February 2005. The Company recognized $96,000 of revenue related to this grant in the six-month period ended June 30, 2005.

In April 2004, the Company received a Phase I SBIR program grant from the National Institute of Diabetes and Digestive and Kidney Diseases of the NIH in the amount of $100,000 to support its trodusquemine (formerly trodulamine) program. The grant extended over a one-year period which ended in March 2005. In March 2005, the Company notified the NIH of a no-cost extension to the original budget period by twelve months. As a result of the notification, the grant was extended to March 2006. The Company recognized $100,000 of revenue related to this grant during the six-month period ended June 30, 2006. The Company recognized no revenue related to this grant in the six-month period ended June 30, 2005.

In September 2004, the Company received a Phase I SBIR program grant from the National Eye Institute of the NIH in the amount of $100,000 to support its aminosterols for age-related macular degeneration program. The grant extended over a one-year period, which ended in August 2005. In August 2005, the Company notified the NIH of a no-cost extension to the original budget period by twelve months. As a result of the notification, the grant was extended to August 2006. The Company recognized no revenue related to this grant during the six-month periods ended June 30, 2006 and 2005.

In February 2006, the Company entered into an agreement to provide pexiganan cream to a research facility for its conduct of a research study. As a result of this agreement, the Company recognized $15,000 as revenue in the six-month period ended June 30, 2006.

NOTE 7. Commitments, Contingencies and Liquidity

Employment Agreements

The Company has employment agreements with certain officers and employees. Employees covered under employment agreements who are terminated “without cause” are entitled to receive from the Company continuation of base pay for periods ranging from six months to twelve months. Continuation of pay for officers will cease upon the attainment of full time employment elsewhere.

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

The Company regularly explores alternative means of financing its operations and seeks funding through various sources, including public and private securities offerings and collaborative arrangements with third parties. The Company currently does not have any commitments to obtain additional funds and may be unable to obtain sufficient funding in the future on acceptable terms, if at all. If the Company cannot obtain funding, it will need to delay, scale back or eliminate research and development programs or enter into collaborations with third parties to commercialize potential products or technologies that it might otherwise seek to develop or commercialize independently, or seek other arrangements. If the Company engages in collaborations, it may receive lower consideration upon commercialization of such products than if it had not entered into such arrangements or if it entered into such arrangements at later stages in the product development process.

The Company believes that its current cash, cash equivalents and investments as of June 30, 2006 are sufficient to meet its research and development goals for all programs and sustain operations into 2008, based on our intention to license EVIZON to a suitable partner prior to commencing new Phase III trials. Our strategy also includes seeking dedicated funding for our squalamine for oncology program.

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

Financial Condition, Liquidity and Capital Resources

Cash, cash equivalents and short-term investments were $44.5 million at June 30, 2006 as compared to $32.2 million at December 31, 2005. The increase in cash, cash equivalents and short-term investments during the six-month period ended June 30, 2006 was a result of the net proceeds from our June 2006 sale of 35,589,972 shares of the Company’s common stock and 26,692,477 warrants to purchase shares of the Company’s common stock in a registered direct offering, offset by cash used to finance our research and development operations.

Current liabilities were $6.6 million and $5.9 million at June 30, 2006 and December 31, 2005, respectively. Long-term liabilities include $1.7 million received as a contingent award from Cystic Fibrosis Foundation Therapeutics.

Our capital expenditure requirements will depend upon numerous factors, including the progress of our research and development programs, the time and cost required to obtain regulatory approvals, our ability to enter into additional collaborative arrangements, the demand for products based on our technology, if and when such products are approved and possible acquisitions of products, technologies and companies. We had no significant commitments for capital expenditures as of June 30, 2006.

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

Critical Accounting Policies and Estimates

A discussion of our critical accounting policies and estimates is included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2005. Except as described below, there have not been any changes or additions to our critical accounting policies during the six months ended June 30, 2006.

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

We have adopted SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”), using the modified prospective method as of January 1, 2006. SFAS 123R requires the measurement of compensation expense for all employee stock-based awards at fair value on the date of grant and recognition of compensation expense over the requisite service period for awards expected to vest. The fair value of stock option grants is determined using the Black-Scholes valuation model, which is consistent with our valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (“SFAS 148”). The fair value of restricted stock awards is determined based on the number of shares granted and the quoted price of our common stock on the grant date. Such fair values will be recognized as compensation expense over the requisite service period, net of estimated forfeitures, using the accelerated method under SFAS 123R.

Stock or other equity-based compensation for non-employees is accounted for under the fair-value-based method as required by SFAS 123R and Emerging Issues Task Force (“EITF”) Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, and other related interpretations. Under this method, the equity-based instrument is valued at the fair value of either the consideration received or the equity instrument issued on the date of grant. The resulting compensation cost is recognized and charged to operations over the service period, which is usually the vesting period. Estimating the fair value of equity securities involves a number of judgments and variables that are subject to significant change.

Results of Operations

Revenues

We have received no revenues to date from product sales. Revenues recorded to date have consisted principally of revenues recognized under collaborations with third parties. In April 2001, we entered into a research collaboration and licensing agreement with MedImmune, Inc. to develop and commercialize therapies related to our IL9 program. MedImmune provided funding of $2.5 million, payable in eight equal quarterly installments through April 2003 (the “R&D Funding”), plus it funds external cost reimbursements for our research and development activities. We could also receive up to $54.5 million in additional funding based on successful completion of future milestones. In August 2004, we received the first of such milestone payments as a result of the initiation of Phase I clinical trials. For the three- and six-month periods ended June 30, 2006, we recognized $85,000 and $130,000, respectively as revenue related to external cost reimbursements. For the three- and six-month periods ended June 30, 2005, we recognized $242,000 and $291,000, respectively as revenue related to external cost reimbursements.

In February 2002, we received a Phase II Small Business Innovative Research (“SBIR”) program grant from the National Institutes of Health (“NIH”) in the amount of $800,000 to support our aminosterol research program. The grant extended over a two-year period, which ended in February 2004. In February 2004, we notified the NIH of a no-cost extension of the original budget period by twelve months. As a result of the notification, the grant was extended through February 2005. No revenue related to this grant was recognized during the six-month period ended June 30, 2006. We recognized $96,000 of revenue related to this grant during the six-month period ended June 30, 2005.

In April 2004, we received a Phase I SBIR program grant from the National Institute of Diabetes and Digestive and Kidney Diseases of the NIH in the amount of $100,000 to support our trodusquemine (formerly trodulamine) program. The grant extended over a one-year period, which ended in March 2005. In March 2005, we notified the NIH of a no-cost extension to the original budget period by twelve months. As a result of the notification, the grant was extended to March 2006. We recognized $100,000 of revenue related to this grant during the six-month period ended June 30, 2006. No revenue related to this grant was recognized in the six-month period ended June 30, 2005.

In September 2004, we received a Phase I SBIR program grant from the National Eye Institute of the NIH in the amount of $100,000 to support its aminosterols for age-related macular degeneration (“AMD”) program. The grant extended over a one-year period, which ended in August 2005. In August 2005, the Company notified the NIH of a no-cost extension to the original budget period by twelve months. As a result of the notification, the grant was extended to August 2006. We recognized no revenue related to this grant during the six-month periods ended June 30, 2006 and 2005.

In February 2006, we entered into an agreement to provide pexiganan cream to a research facility for its conduct of a research study. As a result of this agreement, we recognized $15,000 as revenue in the six-month period ended June 30, 2006.

Research and Development Expenses

Our current research and development programs include squalamine (squalamine lactate), which consists of EVIZON™ (squalamine lactate) for the treatment of wet AMD and squalamine for the treatment of cancer, LOMUCIN, IL9, trodusquemine (MSI-1436) for the treatment of obesity and other programs, which consist of other aminosterols for the treatment of inflammatory disorders and LOCILEX cream for the treatment of infectious disease. The following table illustrates our research and development projects and the stage to which each has been developed:

	Development Stage	Status
Squalamine:
EVIZON™	Phase II/III(1)	Active
Squalamine	Phase II	Active
LOMUCIN	Phase II	Active
IL9	Phase I	Active(2)
Trodusquemine	Research/Preclinical	Active/Active
Other programs:
Other aminosterols	Research	Active
LOCILEX cream	Phase III	Inactive

(1)	In June 2005, we began a Phase III trial of EVIZON for the treatment of wet age-related macular degeneration.
(2)	In April 2001, we entered into a collaborative agreement with MedImmune to develop and commercialize therapies related to our IL9 program.

Research and development expenses for each of our projects consist of both direct and indirect expenses. Direct expenses include salaries and other costs of personnel, raw materials and supplies for each project. We also may incur third-party costs related to these projects, such as contract research, clinical development and manufacturing costs and consulting costs. Indirect expenses include depreciation expense and the costs of operating and maintaining our facilities and property and equipment to the extent used for our research and development projects, as well as the costs of general management of our research and development projects.

We recognized research and development expenses of $4.6 million and $4.9 million in the three-month periods ended June 30, 2006 and 2005, respectively. We recognized research and development expenses of $10.8 million and $9.2 million in the six-month periods ended June 30, 2006 and 2005, respectively. The following table sets forth research and development expenses (in thousands) incurred during the three- and six-month periods ended June 30, 2006 and 2005 for our significant groups of research and development projects.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Squalamine program expenses	$3,058	$3,770	$7,218	$7,047
LOMUCIN program expenses	226	351	626	461
IL9 program expenses	1	62	25	118
Trodusquemine program expenses	165	10	398	20
Other program expenses	12	13	25	26
Indirect expenses	1,128	733	2,458	1,541

	$4,590	$4,939	$10,750	$9,213

Research and development expenses decreased during the three-month period ended June 30, 2006, as compared to the same period in 2005, due primarily to decreases in clinical trial expenses ($0.5 million), manufacturing costs ($0.1 million) and research and development supplies expense ($0.1 million) related to our squalamine program for the treatment of age-related macular degeneration, decreases in clinical trial expenses ($0.1 million) related to our LOMUCIN program for the treatment of cystic fibrosis and decreases in third-party contract research costs ($0.1 million) related to our IL9 program for the treatment of asthma and related disorders. These decreases were partially offset by increases in third-party contract research costs and consulting expenses ($0.2 million) related to our trodusquemine program for the treatment of obesity and increased indirect expenses as a result of increased salary expenses ($0.1 million) and stock-based compensation expense relating to the adoption of SFAS 123R ($0.3 million).

Research and development expenses increased during the six-month period ended June 30, 2006, as compared to the same period in 2005, due primarily to increases in clinical trial expenses ($1.0 million) related to our squalamine program for the treatment of age-related macular degeneration. This increase was also due to increased personnel costs ($0.1 million) and manufacturing costs ($0.1 million) for our LOMUCIN program for the treatment of cystic fibrosis and increased personnel ($0.2 million), third-party contract research ($0.1 million) and consulting expenses ($0.1 million) related to our trodusquemine program for the treatment of obesity. Research and development expenses also increased due to increased indirect expenses as a result of stock-based compensation expense relating to the adoption of SFAS 123R ($0.7 million) and an increase in temporary labor ($0.1 million). These increases were partially offset by decreases in personnel costs ($0.1 million), manufacturing costs ($0.3 million), third-party contract research ($0.3 million) and research and development supplies expense ($0.1 million) related to our squalamine program for the treatment of age-related macular degeneration as well as decreases in third-party contract research costs ($0.1 million) related to our IL9 program for the treatment of asthma and related disorders.

The costs incurred to date on each of our development projects are not reasonably estimable because work on one program often supports or enhances another program. For example, it is not possible to separate the time and resources spent in development of squalamine lactate as a product candidate to treat wet AMD and as a product candidate to treat cancer because: (i) early research and development efforts devoted to cancer research led to development of our product candidate squalamine lactate (trade name EVIZONTM) for AMD; (ii) clinical trial work pursuant to our Investigational New Drug (“IND”) application for cancer forms part of the safety data base for the IND we filed with the FDA for wet AMD; (iii) our manufacturing development for squalamine lactate supports both the AMD and cancer programs; and (iv) nonclinical testing conducted supports all regulatory filings and proposed indications for squalamine.

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

General and Administrative Expenses

We recognized general and administrative expenses of $1.5 million and $1.1 million in the three-month periods ended June 30, 2006 and 2005, respectively. General and administrative expenses consist principally of personnel costs, professional fees and public company expenses. General and administrative costs increased in the three-month period ended June 30, 2006, as compared to the same period in 2005, due to an increase in stock-based compensation expense relating to the adoption of SFAS 123R ($0.3 million) and an increase in patent professional fee expenses ($0.1 million).

We recognized general and administrative expenses of $3.1 million and $2.5 million in the six-month periods ended June 30, 2006 and 2005, respectively. General and administrative costs increased in the six-month period ended June 30, 2006, as compared to the same period in 2005, due to an increase in stock-based compensation expense relating to the adoption of SFAS 123R ($0.7 million) offset by a decrease in restricted stock expense ($0.1 million).

Interest Income

We recognized interest income of $246,000 and $149,000 for the three-month periods ended June 30, 2006 and 2005, respectively. We recognized interest income of $486,000 and $302,000 for the six-month periods ended June 30, 2006 and 2005, respectively. Interest income increased during the three- and six-month periods ended June 30, 2006, as compared to the same periods in 2005, due to higher investment interest yields.

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

As of June 30, 2006, our portfolio investments consisted of $32.7 million in cash and cash equivalents and $11.8 million in U.S. Treasury or U.S. Government agency debt instruments having a maturity of less than one year. Due to the nature of our investment portfolio, management believes that a sudden change in interest rates would not have a material effect on the value of the portfolio. Management estimates that if the average annualized yield of our investments had decreased by 100 basis points, our interest income for the six-month period ended June 30, 2006 would have decreased by approximately $139,000. Correspondingly, if the average annualized yield of our investments had increased by 100 basis points, our interest income for the six-month period ended June 30, 2006 would have increased by $139,000. These estimates assume that the change occurred on the first day of 2006 and changed the annualized yield of each investment instrument by 100 basis points. The impact on our future interest income will depend largely on the gross amount of our investment portfolio.

We do not currently have any significant direct foreign currency exchange rate risk.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures:

For the quarterly period ended June 30, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer (the principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based upon this evaluation, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that, as of June 30, 2006, our disclosure controls and procedures were effective.

Our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all errors or fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met and our disclosure controls and procedures are designed to provide this reasonable assurance. Based upon the evaluation discussed above, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that, as of June 30, 2006, our disclosure controls and procedures were effective at providing such reasonable assurance. Because of inherent limitations in all control systems, no evaluation of control can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Internal control over financial reporting:

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Our performance and financial results, and any investment in shares of our common stock, are subject to risks and uncertainties, including, but not limited to, the following specific risks:

Risks Related to Our Business

If we do not raise additional capital, we may not be able to continue our research and development programs. We may never commercialize any products.

We maintained cash, cash equivalents and short-term investments of $44.5 million at June 30, 2006. We believe these resources are sufficient to sustain operations and meet our research and development goals into 2008, based on our intention to license EVIZON to a suitable partner prior to commencing new Phase III trials. Our strategy also includes seeking dedicated funding for our squalamine for oncology program. However, we will need to raise substantial additional funds in the future to continue our research and development programs and to commercialize our potential products. If we are unable to raise additional funds, we may be unable to complete our development activities for any of our proposed products.

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

If we raise additional capital through collaborations and licensing, we may give up valuable rights in intellectual property and the value of our interest in the licensed products could be negatively impacted by competing strategic and financial interests of our collaborators or licensees. If we engage in collaborations, we may receive lower consideration upon commercialization of such products than if we had not entered into such arrangements, or if we had entered into such arrangements at later stages in the product development process.

We expect to continue to incur substantial losses in the foreseeable future. We do not now have, nor have we ever had, products available for commercial sale and we may never generate revenues or become profitable.

To date, we have engaged primarily in the research and development of drug candidates. We have not generated any revenues from product sales and have incurred losses in each year since our inception. As of June 30, 2006, we had an accumulated deficit of $252.7 million.

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

Extensive industry regulation has, and will continue to have, a significant impact on our business. Biopharmaceutical companies, are subject to extensive, complex, costly and evolving regulation by the federal government, principally the U.S. Food and Drug Administration (“FDA”) and to a lesser extent by the U.S. Drug Enforcement Administration (“DEA”) and foreign and state government agencies. The Federal Food, Drug and Cosmetic Act, the Controlled Substances Act and other domestic and foreign statutes and regulations govern or influence the testing, manufacturing, packing, labeling, storing, record keeping, safety, approval, advertising, promotion, sale and distribution of our products. Under certain of these regulations, we and our contract suppliers and manufacturers could be subject to periodic inspection of our or their respective facilities, procedures and operations and/or the testing of our products by the FDA, the DEA and other authorities, which conduct periodic inspections to confirm that we and our contract suppliers and manufacturers are in compliance with all applicable regulations. The FDA also conducts pre-approval and post-approval reviews and plant inspections to determine whether our systems, or our contract suppliers’ and manufacturers’ processes, are in compliance with current Good Manufacturing Practices (“cGMP”) and other FDA regulations.

We are dependent on receiving and maintaining FDA and other governmental approvals in order to produce and conduct clinical trials on our products. There is always a risk that the FDA or other applicable governmental authorities will not approve our products, or will take post–approval action limiting, modifying or revoking our ability to manufacture or sell our products or that the rate, timing and cost of such approvals will adversely affect our product introduction plans or results of operations.

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

Many companies are working to develop and market products intended for additional disease areas being targeted by us, including AMD, cancer and respiratory diseases. A number of major pharmaceutical companies have significant franchises in these disease areas and can be expected to invest heavily to protect their interests. With respect to AMD, anti-angiogenic agents are under development at a number of biopharmaceutical companies, including Alcon, Inc., Bausch & Lomb, Inc., Genentech, Inc., Miravant Medical Technologies, OSI Pharmaceuticals, Inc. and QLT, Inc., as well as other large pharmaceutical companies. For cancer, anti-angiogenic agents are under development at a number of biopharmaceutical companies, including EntreMed, Inc., Genentech, Inc., and Imclone Systems, Inc., as well as other large pharmaceutical companies. In the respiratory field, other biopharmaceutical companies also have reported the discovery of genes relating to asthma and other respiratory diseases, including Genentech, Inc., Amgen, Inc. and Vertex Pharmaceuticals, Inc., as well as other large pharmaceutical companies. Many of the companies developing or marketing competing products have significantly more experience than we do in undertaking preclinical testing and human clinical trials of new or improved therapeutic products and obtaining regulatory approvals of such products. Some of these companies may be in advanced phases of clinical testing of various drugs that may be competitive with our proposed products.

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

We depend on our intellectual property. If we are unable to protect our intellectual property, our business may be harmed.

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

We have rights to several patents and patent applications under certain license agreements pursuant to which we expect to owe royalties on sales of products that incorporate issued valid patent claims. In particular, we have licensed from the Ludwig Institute of Cancer Research specific technologies related to our IL9 program, the earliest of which expires in 2009. We have licensed from the Children’s Hospital of Philadelphia the composition of matter patent for the squalamine compound, which expires in 2012. These patents are subject to extensions by their owners depending upon the future research and development program timelines. Additionally, certain of these agreements also provide that if we elect not to pursue the commercial development of any licensed technology, or do not adhere to an acceptable schedule of commercialization, our exclusive rights to such technology may terminate.

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

In both the United States and elsewhere, the availability of reimbursement from third-party payers, such as government health administration authorities, private health insurers and other organizations, can impact prescription pharmaceutical sales. These organizations are increasingly challenging the prices charged for medical products and services, particularly where they believe that there is only an incremental therapeutic benefit that does not justify the additional cost. If any of our products ever obtain marketing approval, coverage and reimbursement may not be available for these products or, if available, may not be adequate. Without insurance coverage, many patients may be unable to afford our products, in which case sales of the products would be adversely affected.

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

In 2005, our stock price on the Nasdaq Capital Market fluctuated from a low of $1.28 per share to a high of $3.50 per share. During the six-month period ended June 30, 2006, our stock price fluctuated from $0.55 to $1.74 per share, with an average price of approximately $1.22. The volatility in our stock price is due to the volatility of our industry in general and does not appear to be connected to any event specific to us.

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

Our common stock is currently listed on the Nasdaq Capital Market. There are several requirements that we must satisfy in order for our common stock to continue to be listed on the Nasdaq Capital Market. These requirements include, but are not limited to, maintaining a minimum per share price of our common stock of $1.00 and a minimum level of stockholders’ equity of $2.5 million. On June 26, 2006, we received notification from the National Association of Securities Dealers Automated Quotations (“NASDAQ”) that the bid price of our common stock had closed below the minimum $1.00 per share requirement under NASDAQ Marketplace Rule 4310(c)(4) for 30 consecutive trading days. In accordance with NASDAQ rules, we have been afforded 180 calendar days, or until December 26, 2006, to regain compliance with the minimum bid price requirements. Compliance would be achieved by the bid price of our common stock closing at $1.00 per share or more for a minimum of 10 consecutive trading days during the 180 day period. If we are unable to regain compliance prior to December 26, 2006, NASDAQ will determine whether we meet the NASDAQ initial listing criteria, as set forth in Marketplace Rule 4310(c), except for the bid price requirement. Should we meet the initial listing criteria, NASDAQ will notify us that we have been granted an additional 180 calendar day compliance period. Delisting from the Nasdaq Capital Market could adversely affect the liquidity and the price of our common stock and could have a long-term adverse impact on our ability to raise future capital through a sale of our common stock.

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

As of June 30, 2006, there were outstanding options to purchase an aggregate of 5,501,250 shares of our common stock at prices ranging from $0.40 per share to $11.63 per share, of which options to purchase 2,242,125 shares were exercisable as of such date. As of June 30, 2006, there were outstanding warrants to purchase 31,319,743 shares of our common stock. Of this total, warrants to purchase 167,166 shares of our common stock are currently exercisable at $3.22 per share, subject to adjustment under the anti-dilution provisions of the warrants. Warrants to purchase 50,000, 990,100 and 3,420,000 shares are currently exercisable at $3.79, $5.38 and $3.15 per share, respectively. In June 2006, in connection with a registered direct offering of our common stock, we issued to institutional investors warrants to purchase 26,692,477 shares of our common stock at an exercise price of $0.6101 per share, which are exercisable beginning on December 30, 2006. In connection with an April 2002 private placement of our common stock, we granted to the placement agent warrants to purchase 100,000 shares of our common stock at an exercise price of $2.75 per share. As of June 30, 2006, these warrants have not yet been issued.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 11, 2006, we held our Annual Meeting of Shareholders. Proxies were solicited for the Annual Meeting pursuant to Regulation 14 of the Exchange Act. At the Annual Meeting, the shareholders elected seven directors for one-year terms, approved an amendment to our Fourth Amended and Restated Certificate of Incorporation, approved an amendment to our 2004 Stock-Based Incentive Compensation Plan, and ratified the appointment of our independent registered public accounting firm.

(a)	In the election of directors, the number of shares voted was as follows:

	Votes For	Votes Withheld
John L. Armstrong, Jr.	59,881,744	1,170,298
R. Frank Ecock	59,746,616	1,305,426
Zola P. Horovitz, Ph.D.	59,317,499	1,734,543
Osagie O. Imasogie	60,034,347	1,017,695
Peter J. Savino, M.D.	59,829,120	1,222,922
Robert F. Shapiro	59,621,929	1,430,113
James B. Wyngaarden, M.D.	59,497,464	1,554,578

(b)	In the approval of an amendment to the Company’s Fourth Amended and Restated Certificate of Incorporation to increase the number of authorized shares of the Company’s Common Stock, the number of shares voted was as follows:

For	Against	Withheld
56,045,416	4,737,324	269,302

(c)	In the approval of an amendment to the Company’s 2004 Stock-Based Incentive Compensation Plan to provide for an increased number of shares issuable thereunder, the number of shares voted was as follows:

For	Against	Withheld
13,430,832	4,105,876	243,840

(d)	In the ratification of the appointment of KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2006, the number of shares voted was as follows:

For	Against	Withheld
60,237,472	375,063	439,506

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1	Fifth Amended and Restated Certificate of Incorporation of Genaera Corporation.

10.1	Amended 2004 Stock-Based Incentive Compensation Plan.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENAERA CORPORATION

Date: August 9, 2006	By:	/s/ John A. Skolas
John A. Skolas
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Fifth Amended and Restated Certificate of Incorporation of Genaera Corporation.

10.1	Amended 2004 Stock-Based Incentive Compensation Plan.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.