Form 10-Q
period 2006-09-30
GENAERA CORP
filed 2006-11-09
CIK 880431

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006.

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

The number of outstanding shares of the registrant’s Common Stock, par value $.002 per share, on November 9, 2006 was 104,612,789.

GENAERA CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER Ended September 30, 2006

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

GENAERA CORPORATION

BALANCE SHEETS

(In thousands, except per share data)

	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,019	$16,418
Short-term investments	27,717	15,797
Prepaid expenses and other current assets	1,069	892

Total current assets	38,805	33,107
Fixed assets, net	853	848
Other assets	56	56

Total assets	$39,714	$34,011

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,887	$5,946

Total current liabilities	3,887	5,946
Other liabilities	1,756	1,781

Total liabilities	5,643	7,727

Commitments and contingencies (NOTE 7)
Stockholders’ equity (NOTE 2):
Preferred stock - $.001 par value per share, 9,211 shares authorized, none issued and outstanding at September 30, 2006 and December 31, 2005	—	—
Common stock - $.002 par value per share; 150,000 and 100,000 shares authorized; 104,600 and 68,704 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	209	137
Additional paid-in capital	291,098	265,756
Accumulated other comprehensive loss	(85)	(77)
Accumulated deficit	(257,151)	(239,532)

Total stockholders’ equity	34,071	26,284

Total liabilities and stockholders’ equity	$39,714	$34,011

See accompanying notes to financial statements.

GENAERA CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Collaborative research agreement and grant revenues	$119	$14	$364	$404

Costs and expenses:
Research and development	3,863	6,541	14,613	15,755
General and administrative	1,389	1,176	4,491	3,639

	5,252	7,717	19,104	19,394

Loss from operations	(5,133)	(7,703)	(18,740)	(18,990)
Interest income	635	177	1,121	478

Net loss	$(4,498)	$(7,526)	$(17,619)	$(18,512)

Net loss per share — basic and diluted	$(0.04)	$(0.13)	$(0.22)	$(0.32)

Weighted average shares outstanding — basic and diluted	104,578	59,210	81,165	57,851

See accompanying notes to financial statements.

GENAERA CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2006	2005
Cash Flows From Operating Activities:
Net loss	$(17,619)	$(18,512)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	311	250
Amortization of investment premiums and discounts, net	72	58
Compensation expense on option grants and equity awards	2,114	472
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(177)	(1,210)
Accounts payable and accrued expenses	(2,015)	726
Accrued development expenses	—	(563)
Other liabilities	(25)	1,205

Net cash used in operating activities	(17,339)	(17,574)

Cash Flows From Investing Activities:
Purchase of investments	(30,000)	(22,975)
Proceeds from maturities of investments	18,000	28,000
Capital expenditures	(316)	(311)

Net cash (used in) provided by investing activities	(12,316)	4,714

Cash Flows From Financing Activities:
Net proceeds from issuance of common stock and warrants	23,216	22,927
Proceeds from exercise of stock options	40	40

Net cash provided by financing activities	23,256	22,967

Net (decrease) increase in cash and cash equivalents	(6,399)	10,107
Cash and cash equivalents at beginning of period	16,418	14,217

Cash and cash equivalents at end of period	$10,019	$24,324

See accompanying notes to financial statements.

NOTE 1. Basis of Presentation

The accompanying financial statements of Genaera Corporation (“Genaera” or the “Company”) are unaudited and have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial statements. The December 31, 2005 balance sheet was derived from audited financial statements, however, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The Company believes that the financial statements include all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the results of operations, financial position and cash flows for the periods presented. Results of operations for interim periods are not necessarily indicative of those to be achieved for full fiscal years. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and related notes. Actual results could differ from those estimates.

On December 16, 2004, the Financial Accounting Standards Board published Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R requires that compensation cost related to share-based payment transactions be accounted for using a fair-value-based method and recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights and employee share purchase plans. The Company implemented the revised standard using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. In accordance with the modified prospective method, the financial statements for prior periods have not been restated for, and do not include, the impact of SFAS 123R (see “NOTE 5. Stock-Based Compensation” for further details).

NOTE 2. Stockholders’ Equity

The changes in stockholders’ equity from December 31, 2005 to September 30, 2006 are summarized as follows (in thousands):

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	Amount
Balance at December 31, 2005	68,704	$137	$265,756	$(77)	$(239,532)	$26,284
Exercise of stock options and compensation expense under option grants and stock awards	306	1	2,197	—	—	2,198
Common stock and warrants issued pursuant to private placement	35,590	71	23,145	—	—	23,216
Comprehensive loss:
Net loss	—	—	—	—	(17,619)	(17,619)
Unrealized loss on investments	—	—	—	(8)	—	(8)

Total comprehensive loss						(17,627)

Balance at September 30, 2006	104,600	$209	$291,098	$(85)	$(257,151)	$34,071

NOTE 3. Common Stock

On June 30, 2006, the Company completed the sale of 35,589,972 shares of its common stock and warrants to purchase 26,692,477 shares of common stock (75% of the number of shares sold in the registered direct offering) to unaffiliated institutional investors in a registered direct offering. The purchase price of such common stock and warrant was $0.704 per unit. The aggregate net proceeds from the sale of shares and warrants was approximately $23,216,000 after offering expenses ($331,000) and placement agency fees ($1,503,000). The shares and warrants were offered through a prospectus supplement to the Company’s effective shelf registration statement. On June 30, 2006, the Company received payment for all of the shares and warrants sold in the registered direct offering.

On September 15, 2005, the Company completed the sale of 11,400,000 shares of its common stock to unaffiliated institutional investors in a registered direct offering, at a purchase price of $2.15 per share, for aggregate net proceeds of approximately $22,942,000 after offering expenses ($97,000) and placement agency fees ($1,471,000). The shares were offered through a prospectus supplement to the Company’s effective shelf registration statement. The share price represented an 18% discount to the closing price on the Nasdaq Capital Market on September 9, 2005. In addition, warrants to purchase 3,420,000 shares of the Company’s common stock were issued to the institutional investors.

NOTE 4. Common Stock Warrants

In June 2006, the Company issued to institutional investors warrants to purchase 26,692,477 shares of its common stock at an exercise price of $0.6101 per share, in connection with a registered direct offering of its common stock. The warrants are exercisable beginning on December 30, 2006 and expire on December 30, 2011. The exercise price and the number of shares that may be purchased upon exercise of the warrants may be adjusted from time to time as a result of a stock dividend, split or subdivision of shares, as well as a combination of shares, merger or consolidation. The Company determined that the warrants do not expressly provide that the shares issued upon the exercise of the warrants must be registered and there are no express or implied remedies to the warrant holders that would indicate that the Company is required to net-cash settle the warrants in the event of delivery of unregistered shares in settlement of the contract. In accordance with the guidance in Emerging Issues Task Force (“EITF”) Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, the Company has accounted for the warrants issued in this transaction as part of permanent equity. As of September 30, 2006, all of the warrants were outstanding.

In connection with its September 2005 registered direct offering, the Company issued warrants to purchase 3,420,000 shares of its common stock. The warrants have an exercise price of $3.15 per share and expire on March 13, 2011. The exercise price and the number of shares that may be purchased upon exercise of the warrants may be adjusted from time to time as a result of a stock dividend, split or subdivision of shares, as well as a combination of shares, merger or consolidation. All of the warrants issued in connection with the September 2005 offering are currently outstanding and exercisable.

The table below sets forth the remaining outstanding warrants which were all issued prior to 2005:

Grant Date	Amount	Exercise Price		Expiration Date	Status
January 2004	990,100	$5.38	(1)	1/23/2009	Exercisable
April 2002	100,000	$2.75		4/10/2007	(2)
December 2001	50,000	$3.79		12/12/2006	Exercisable
August 2000	167,166	$3.22	(3)	8/17/2007	Exercisable

(1)	The exercise price and the number of shares that may be purchased upon exercise of the warrants may be adjusted from time to time as a result of a stock dividend, split or subdivision of shares, as well as a combination of shares, merger or consolidation.

(2)	In connection with its April 2002 private placement, the Company granted to the placement agent warrants to purchase 100,000 shares of the Company’s common stock at an exercise price of $2.75 per share. When issued, these warrants will be fully exercisable.

(3)	The warrants are subject to adjustment under certain circumstances, including the issuance of shares of common stock by the Company for a consideration per share less than the market price of the common stock at the time of said issuance and the issuance by the Company of securities convertible into shares of common stock for which the exercise or conversion price, when added to the purchase price of such convertible securities, is less than the exercise price of the warrants.

NOTE 5. Stock-Based Compensation

In May 1998, the stockholders approved the 1998 Equity Compensation Plan (the “1998 Plan”), which provides for the granting of options and stock awards of up to 1,500,000 shares of common stock. In May 2001, the stockholders approved an amendment to the 1998 Plan to increase the number of shares of common stock issuable thereunder to 3,500,000 shares. In May 2004, the stockholders approved the 2004 Stock-Based Incentive Compensation Plan (the “2004 Plan”), which provides for the granting of options and stock awards of up to 4,500,000 shares of common stock. In May 2006, the stockholders approved an amendment to the 2004 Plan to increase the number of shares of the Company’s common stock issuable thereunder to 7,500,000 shares of common stock. In October 2006, the stockholders approved an amendment to the 2004 Plan to increase the number of shares of the Company’s common stock issuable thereunder to 11,000,000 shares of common stock.

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

Adoption of SFAS 123R

Prior to January 1, 2006, the Company accounted for employee stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Under the intrinsic value method, compensation expense was recorded for the excess of the stock’s quoted market price at the time of grant over the amount an employee had to pay to acquire the stock. Because the Company’s equity compensation plans require stock options to be granted at prices equal to or above the fair market value of the Company’s common stock on the grant dates, no compensation expense related to employee options was recorded prior to January 1, 2006 under the intrinsic value method.

The Company has adopted SFAS 123R using the modified prospective method as of January 1, 2006. SFAS 123R requires the measurement of compensation expense for all stock-based awards at fair value on the date of grant and recognition of compensation expense over the requisite service period for awards expected to vest. The fair value of stock option grants is determined using the Black-Scholes valuation model, which is consistent with the Company’s valuation technique previously utilized for options in footnote disclosures required under SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (“SFAS 148”). Such amounts, net of estimated forfeitures, will be recognized as compensation expense over the requisite service period using the accelerated method under SFAS 123R. Total stock-based compensation expense included in the statement of operations for the three- and nine-month periods ended September 30, 2006 is as follows (in thousands, except per share amounts):

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Stock-based compensation included in:
Research and development expense	$241	$986
General and administrative expense	294	1,128

Net loss	$535	$2,114

Net loss per share – basic and diluted	$(0.01)	$(0.03)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes method and the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Range of risk free interest rates	4.70%-5.10%	3.93%-4.51%	4.55%-5.10%	3.70%-4.51%
Dividend yield	0%	0%	0%	0%
Volatility factor	96.1%-96.5%	125.5%	95.9%-98.3%	125.5%
Weighted average expected life of options (in years)	4.74	5.00	5.00	5.00
Weighted average fair value of options granted during the period	$0.49	$1.70	$0.67	$1.99

The computations of expected volatility for the three and nine months ended September 30, 2006 are based on the historical volatility of the Company’s stock price. The computation of expected life for the three and nine months ended September 30, 2006 was determined based on historical experience of similar awards. The risk-free interest rate is based on the yield of U.S. Treasury constant maturities with a term consistent with the expected life of the options.

A summary of the status of the Company’s stock options as of September 30, 2006 and changes during the nine-month period then ended is presented below (in thousands, except years and per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2006	5,577	$2.90
Granted	1,102	0.67
Exercised	(101)	0.40
Forfeited	(645)	3.00
Expired	(113)	10.31

Outstanding at September 30, 2006	5,820	$2.37	7.6	$63

Vested at September 30, 2006 and expected to vest	5,440	$2.41	7.5	$59

Exercisable at September 30, 2006	2,397	$3.17	5.7	$10

Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the quoted price of our common stock for the options that were in-the-money at September 30, 2006. The total intrinsic value of stock options exercised during the nine-month periods ended September 30, 2006 and 2005 was $94,000 and $35,000, respectively, determined as of the date of exercise.

As of September 30, 2006, there was approximately $2,240,000 of total unrecognized compensation expense related to nonvested stock options. That cost is expected to be recognized over a weighted average period of 2.8 years.

The 1998 Plan provides for the issuance of common stock awards, up to a maximum of 875,000 shares. The 2004 Plan provides for the issuance of common stock awards with no restriction as to the percentage of shares issued as stock awards in relation to the maximum shares allowable under the plan. Such awards shall be made subject to such performance requirements, vesting provisions, transfer restrictions or other restrictions and conditions as a committee of the Company’s board of directors may determine. Under the 1998 and 2004 Plans, common stock awards that are canceled are reissuable. As of September 30, 2006, 484,125 and 287,875 shares, net of cancellations, have been awarded under the 1998 Plan and 2004 Plan, respectively. The fair value of these awards is determined based on the number of shares granted and the quoted price of the Company’s stock on the grant date. The resulting compensation cost of these awards will be recognized as expense over the vesting periods, which range from two to four years. The Company has not assumed any expected forfeitures for the stock awards as those awards have been granted to a small number of individuals. A summary of the status of the Company’s nonvested stock awards as of September 30, 2006 and the changes during the nine-month period then ended is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2006	186,666	$3.84
Granted	186,000	1.24
Vested	(154,834)	2.98
Forfeited	—	—

Nonvested at September 30, 2006	217,832	$2.24

As of September 30, 2006, there was approximately $325,000 of total unrecognized compensation expense related to nonvested stock awards. That cost is expected to be recognized over a weighted average period of 0.96 year. The total fair value of stock awards vested during the three- and nine-month periods ended September 30, 2006 was approximately $67,000 and $462,000, respectively. Compensation expense related to stock awards for the three- and nine-month periods ended September 30, 2006 was $90,000 and $258,000, respectively. Compensation expense related to stock awards for the three- and nine-month periods ended September 30, 2005 was $137,000 and $418,000, respectively.

Prior to the adoption of SFAS 123R, the Company provided the disclosures required under SFAS 123, as amended by SFAS 148. Employee stock-based compensation was not reflected in the Company’s results of operations for the three- and nine-month periods ended September 30, 2005 for employee stock options, as all options were granted with an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table provides the information disclosed for the three- and nine-month periods ended September 30, 2005 in accordance with SFAS 123, as amended by SFAS 148 (in thousands, except per share data):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net loss, as reported	$(7,526)	$(18,512)
Add: Stock-based employee compensation expense included in reported net loss	137	417
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all stock-based awards	(684)	(1,786)

Pro forma net loss	$(8,073)	$(19,881)

Net loss per share – basic and diluted:
As reported	$(0.13)	$(0.32)

Pro forma	$(0.14)	$(0.34)

NOTE 6. Collaboration Agreements

In April 2001, the Company entered into a research collaboration and licensing agreement with MedImmune, Inc. (“MedImmune”) to develop and commercialize therapies related to the Company’s IL9 program. MedImmune provided funding of $2,500,000 to the Company for research and development activities at the Company over a two-year period from April 2001 to April 2003 (the “R&D Funding”). By the end of that two-year period, licensed technology had been transferred to MedImmune and MedImmune assumed responsibility for development and commercialization efforts on the IL9 program. In addition to the R&D Funding, MedImmune agreed to reimburse the Company for certain external costs incurred by the Company in connection with the IL9 research plan, which will be recognized by the Company as revenues when the related expenses are incurred. For the three- and nine-month periods ended September 30, 2006, the Company recognized $19,000 and $149,000, respectively, as revenue related to external cost reimbursements. For the three- and nine-month periods ended September 30, 2005, the Company recognized $13,000 and $304,000, respectively, as revenue related to external cost reimbursements. The Company could also receive up to $54,500,000 in additional funding based on successful completion of future milestones. The Company is also entitled to royalties on sales of commercial products resulting from the collaboration. Receipt of future milestones and royalties is dependent upon favorable results from clinical trials being conducted by MedImmune, MedImmune continuing to conduct the research and development activities required to commercialize the product and the commercial success of the product if and when it is approved for marketing by the United States Food and Drug Administration (“FDA”).

In September 2001, the Company received a contingent award of up to $1,700,000 from Cystic Fibrosis Foundation Therapeutics (“CFFT”), an affiliate of the Cystic Fibrosis Foundation, to support early clinical evaluation of LOMUCIN involving subjects with cystic fibrosis. In April 2005, the award was increased to $2,863,000, consisting of $513,000 previously received in connection with the Company’s initial Phase II trial of LOMUCIN and up to $2,350,000 in milestone-driven matching funds from CFFT to support a multi-center, randomized, double-blind, placebo-controlled Phase II clinical trial of LOMUCIN. After consultation with CFFT, the protocol for this trial has been amended to decrease the number of evaluable subjects to be enrolled in the trial from 200 to 80. Of the total grant of $2,863,000, $1,713,000 of grant support relating to the Phase II clinical evaluation of LOMUCIN has been received by the Company and was recorded as a long-term liability as of September 30, 2006. The Company did not recognize this amount as revenue as it is refundable to CFFT upon marketing approval by the FDA or if the Company elects not to enter Phase III clinical trials or to commercialize the product within two years of the satisfaction of development milestones, assuming the achievement of statistically significant results. The Company is currently in discussion with CFFT regarding appropriate amendments to the grant in light of the revised protocol. There can be no assurance that CFFT will not decrease the amount of the grant or amend the terms thereof. CFFT is also due a royalty of up to 1.6% on net sales of any resultant product, based upon the amount of funding ultimately provided by CFFT.

In February 2002, the Company received a Phase II Small Business Innovative Research (“SBIR”) program grant from the National Institutes of Health (“NIH”) in the amount of $800,000 to support its aminosterol research program. The grant extended over a two-year period, which ended in February 2004. In February 2004, the Company notified the NIH of a no-cost extension to the original budget period by twelve months. As a result of the notification, the grant was extended to February 2005. The Company recognized $96,000 of revenue related to this grant in the nine-month period ended September 30, 2005.

In April 2004, the Company received a Phase I SBIR program grant from the National Institute of Diabetes and Digestive and Kidney Diseases of the NIH in the amount of $100,000 to support its trodusquemine (formerly trodulamine) program. The grant extended over a one-year period which ended in March 2005. In March 2005, the Company notified the NIH of a no-cost extension to the original budget period by twelve months. As a result of the notification, the grant was extended to March 2006. The Company recognized $100,000 of revenue related to this grant during the nine-month period ended September 30, 2006. The Company recognized no revenue related to this grant in the nine-month period ended September 30, 2005.

In September 2004, the Company received a Phase I SBIR program grant from the National Eye Institute of the NIH in the amount of $100,000 to support its aminosterols for age-related macular degeneration program. The grant extended over a one-year period, which ended in August 2005. In August 2005, the Company notified the NIH of a no-cost extension to the original budget period by twelve months. As a result of the notification, the grant was extended to August 2006. The Company recognized $100,000 of revenue related to this grant during the three- and nine-month period ended September 30, 2006. The Company recognized no revenue related to this grant in the nine-month period ended September 30, 2005.

In February 2006, the Company entered into an agreement to provide pexiganan cream to a research facility for its conduct of a research study. As a result of this agreement, the Company recognized $15,000 as revenue in the nine-month period ended September 30, 2006.

NOTE 7. Commitments, Contingencies and Liquidity

Employment Agreements

The Company has employment agreements with certain officers and employees. Employees covered under employment agreements who are terminated “without cause” (as defined) are entitled to receive from the Company continuation of base pay for periods ranging from six months to twelve months. Continuation of pay for officers will cease upon the attainment of full time employment elsewhere.

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

The Company believes that its current cash, cash equivalents and investments as of September 30, 2006 are sufficient to meet its research and development goals for all programs and sustain operations into 2008, based on the Company’s intention to license EVIZON to a suitable partner prior to commencing new Phase III trials. The Company’s strategy also includes seeking dedicated funding for the Company’s squalamine for oncology program.

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

Financial Condition, Liquidity and Capital Resources

Cash, cash equivalents and short-term investments were $37.7 million at September 30, 2006 as compared to $32.2 million at December 31, 2005. The increase in cash, cash equivalents and short-term investments during the nine-month period ended September 30, 2006 was a result of the net proceeds from our June 2006 sale of 35,589,972 shares of the Company’s common stock and 26,692,477 warrants to purchase shares of the Company’s common stock in a registered direct offering, offset by cash used to finance our research and development operations.

Current liabilities were $3.9 million and $5.9 million at September 30, 2006 and December 31, 2005, respectively. Long-term liabilities include $1.7 million received as a contingent award from Cystic Fibrosis Foundation Therapeutics.

Our capital expenditure requirements will depend upon numerous factors, including the progress of our research and development programs, the time and cost required to obtain regulatory approvals, our ability to enter into additional collaborative arrangements, the demand for products based on our technology, if and when such products are approved and possible acquisitions of products, technologies and companies. We had no significant commitments for capital expenditures as of September 30, 2006.

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

Critical Accounting Policies and Estimates

A discussion of our critical accounting policies and estimates is included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2005. Except as described below, there have not been any changes or additions to our critical accounting policies during the nine months ended September 30, 2006.

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

We have adopted SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”), using the modified prospective method as of January 1, 2006. SFAS 123R requires the measurement of compensation expense for all employee stock-based awards at fair value on the date of grant and recognition of compensation expense over the requisite service period for awards expected to vest. The fair value of stock option grants is determined using the Black-Scholes valuation model, which is consistent with our valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (“SFAS 148”). The fair value of restricted stock awards is determined based on the number of shares granted and the quoted price of our common stock on the grant date. Such amounts, net of estimated forfeitures, will be recognized as compensation expense over the requisite service period using the accelerated method under SFAS 123R.

Stock or other equity-based compensation for non-employees is accounted for under the fair-value-based method as required by SFAS 123R and Emerging Issues Task Force (“EITF”) Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, and other related interpretations. Under this method, the equity-based instrument is valued at the fair value of either the consideration received or the equity instrument issued on the measurement date. The resulting compensation cost is recognized and charged to operations over the service period, which is usually the vesting period. Estimating the fair value of equity securities involves a number of judgments and variables that are subject to significant change.

Results of Operations

Revenues

We have received no revenues to date from product sales. Revenues recorded to date have consisted principally of revenues recognized under collaborations with third parties. In April 2001, we entered into a research collaboration and licensing agreement with MedImmune, Inc. to develop and commercialize therapies related to our IL9 program. MedImmune provided funding of $2.5 million, payable in eight equal quarterly installments through April 2003 (the “R&D Funding”), plus it funds external cost reimbursements for our research and development activities. We could also receive up to $54.5 million in additional funding based on successful completion of future milestones. In August 2004, we received the first of such milestone payments as a result of the initiation of Phase I clinical trials. For the three- and nine-month periods ended September 30, 2006, we recognized $19,000 and $149,000, respectively as revenue related to external cost reimbursements. For the three- and nine-month periods ended September 30, 2005, we recognized $13,000 and $304,000, respectively as revenue related to external cost reimbursements.

In February 2002, we received a Phase II Small Business Innovative Research (“SBIR”) program grant from the National Institutes of Health (“NIH”) in the amount of $800,000 to support our aminosterol research program. The grant extended over a two-year period, which ended in February 2004. In February 2004, we notified the NIH of a no-cost extension of the original budget period by twelve months. As a result of the notification, the grant was extended through February 2005. No revenue related to this grant was recognized during the nine-month period ended September 30, 2006. We recognized $96,000 of revenue related to this grant during the nine-month period ended September 30, 2005.

In April 2004, we received a Phase I SBIR program grant from the National Institute of Diabetes and Digestive and Kidney Diseases of the NIH in the amount of $100,000 to support our trodusquemine (formerly trodulamine) program. The grant extended over a one-year period, which ended in March 2005. In March 2005, we notified the NIH of a no-cost extension to the original budget period by twelve months. As a result of the notification, the grant was extended to March 2006. We recognized $100,000 of revenue related to this grant during the nine-month period ended September 30, 2006. No revenue related to this grant was recognized in the nine-month period ended September 30, 2005.

In September 2004, we received a Phase I SBIR program grant from the National Eye Institute of the NIH in the amount of $100,000 to support our aminosterols for age-related macular degeneration (“AMD”) program. The grant extended over a one-year period, which ended in August 2005. In August 2005, we notified the NIH of a no-cost extension to the original budget period by twelve months. As a result of the notification, the grant was extended to August 2006. We recognized $100,000 of revenue related to this grant during the three- and nine-month periods ended September 30, 2006. We recognized no revenue related to this grant during the nine-month period ended September 30, 2005.

In February 2006, we entered into an agreement to provide pexiganan cream to a research facility for its conduct of a research study. As a result of this agreement, we recognized $15,000 as revenue in the nine-month period ended September 30, 2006.

Research and Development Expenses

Our current research and development programs include squalamine [EVIZON™ (squalamine lactate) for the treatment of wet AMD and squalamine for the treatment of cancer], LOMUCIN (talniflumate), IL9, trodusquemine (MSI-1436) for the treatment of obesity and other programs [other aminosterols for the treatment of inflammatory disorders and LOCILEX (pexiganan) cream for the treatment of infectious disease]. The following table illustrates our research and development projects and the stage to which each has been developed:

	Development Stage	Status
Squalamine:
EVIZON™	Phase II/III(1)	Active
Squalamine	Phase II	Active
LOMUCIN	Phase II(2)	Active
IL9	Phase I	Active(3)
Trodusquemine	Research/Preclinical	Active/Active
Other programs:
Other aminosterols	Research	Active
LOCILEX cream	Phase III	Inactive

(1)	In October 2006, we announced the closing of our Phase III trials of EVIZON for the treatment of wet AMD.

(2)	Due to slower than expected enrollment, reporting of the one year outcomes from the study will be in 2008.

(3)	In April 2001, we entered into a collaborative agreement with MedImmune to develop and commercialize therapies related to our IL9 program.

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

We recognized research and development expenses of $3.9 million and $6.5 million in the three-month periods ended September 30, 2006 and 2005, respectively. We recognized research and development expenses of $14.6 million and $15.8 million in the nine-month periods ended September 30, 2006 and 2005, respectively. The following table sets forth research and development expenses (in thousands) incurred during the three- and nine-month periods ended September 30, 2006 and 2005 for our significant groups of research and development projects.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Squalamine program expenses	$2,118	$5,537	$9,336	$12,584
LOMUCIN program expenses	167	258	793	719
IL9 program expenses	1	59	25	178
Trodusquemine program expenses	289	19	688	39
Other program expenses	9	11	34	37
Indirect expenses	1,279	657	3,737	2,198

	$3,863	$6,541	$14,613	$15,755

Research and development expenses decreased during the three-month period ended September 30, 2006, as compared to the same period in 2005, due primarily to decreases in clinical trial expenses ($2.7 million), manufacturing costs ($0.6 million) and research and development consulting expenses ($0.1 million) related to our squalamine program for the treatment of age-related macular degeneration as a result of decreased activity in our Phase III trials. The decrease was also due to a reduction in clinical trial expenses ($0.1 million) related to our LOMUCIN program for the treatment of cystic fibrosis. The decrease was partially offset by increases in third-party contract research costs and manufacturing costs ($0.3 million) related to our trodusquemine program for the treatment of obesity as a result of preparing for our Phase I trials, as well as increased indirect expenses as a result of increased salary expenses ($0.1 million), equity compensation expense relating to the adoption of SFAS 123R ($0.2 million), IT-related consulting expenses ($0.2 million) and clinical temporary labor costs ($0.1 million).

Research and development expenses decreased during the nine-month period ended September 30, 2006, as compared to the same period in 2005, due primarily to decreases in clinical trial expenses ($1.8 million), third-party contract research costs and manufacturing costs ($1.2 million), research and development supplies and consulting expenses ($0.2 million) related to our squalamine program for the treatment of age-related macular degeneration. These decreases were also due to decreased third-party contract research ($0.1 million) related to our IL9 program. These decreases were partially offset by increases in personnel costs ($0.2 million), manufacturing costs ($0.1 million), third-party contract research ($0.2 million) and research and development consulting expense ($0.1 million) related to our trodusquemine program for the treatment of obesity as a result of preparing for our Phase I trials, as well as increased indirect expenses as a result of increased clinical salary expenses ($0.3 million), clinical temporary labor costs ($0.2 million) and clinical recruiting fees ($0.1 million) as well as equity compensation expense relating to the adoption of SFAS 123R ($0.9 million).

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

General and Administrative Expenses

We recognized general and administrative expenses of $1.4 million and $1.2 million in the three-month periods ended September 30, 2006 and 2005, respectively. General and administrative expenses consist principally of personnel costs, professional fees and public company expenses. General and administrative costs increased in the three-month period ended September 30, 2006, as compared to the same period in 2005, due to an increase in stock-based compensation expense relating to the adoption of SFAS 123R ($0.2 million).

We recognized general and administrative expenses of $4.5 million and $3.6 million in the nine-month periods ended September 30, 2006 and 2005, respectively. General and administrative costs increased in the nine-month period ended September 30, 2006, as compared to the same period in 2005, due to an increase in stock-based compensation expense relating to the adoption of SFAS 123R ($0.9 million).

Interest Income

We recognized interest income of $0.6 million and $0.2 million for the three-month periods ended September 30, 2006 and 2005, respectively. We recognized interest income of $1.1 million and $0.5 million for the nine-month periods ended September 30, 2006 and 2005, respectively. Interest income increased during the three- and nine-month periods ended September 30, 2006, as compared to the same periods in 2005, due to higher investment interest yields and higher cash and investment balances.

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

As of September 30, 2006, our portfolio investments consisted of $10.0 million in cash and cash equivalents and $27.7 million in U.S. Treasury or U.S. Government agency debt instruments having a maturity of less than one year. Due to the nature of our investment portfolio, management believes that a sudden change in interest rates would not have a material effect on the value of the portfolio. Management estimates that if the average annualized yield of our investments had decreased by 100 basis points, our interest income for the nine-month period ended September 30, 2006 would have decreased by approximately $0.2 million. Correspondingly, if the average annualized yield of our investments had increased by 100 basis points, our interest income for the nine-month period ended September 30, 2006 would have increased by $0.2 million. These estimates assume that the change occurred on the first day of 2006 and changed the annualized yield of each investment instrument by 100 basis points. The impact on our future interest income will depend largely on the gross amount of our investment portfolio.

We do not currently have any significant direct foreign currency exchange rate risk.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures:

For the quarterly period ended September 30, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer (the principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based upon this evaluation, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that, as of September 30, 2006, our disclosure controls and procedures were effective.

Our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all errors or fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met and that our disclosure controls and procedures are designed to provide this reasonable assurance. Based upon the evaluation discussed above, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that, as of September 30, 2006, our disclosure controls and procedures were effective at providing such reasonable assurance. Because of inherent limitations in all control systems, no evaluation of control can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Internal control over financial reporting:

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We maintained cash, cash equivalents and short-term investments of $37.7 million at September 30, 2006. We believe these resources are sufficient to sustain operations and meet our research and development goals into 2008, based on our intention to license EVIZON to a suitable partner prior to commencing new Phase III trials. Our strategy also includes seeking dedicated funding for our squalamine for oncology program. However, we will need to raise substantial additional funds in the future to continue our research and development programs and to commercialize our potential products. If we are unable to raise additional funds, we may be unable to complete our development activities for any of our proposed products.

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

To date, we have engaged primarily in the research and development of drug candidates. We have not generated any revenues from product sales and have incurred losses in each year since our inception. As of September 30, 2006, we had an accumulated deficit of $257.2 million.

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

Extensive industry regulation has, and will continue to have, a significant impact on our business. Biopharmaceutical companies, are subject to extensive, complex, costly and evolving regulation by the federal government, principally the U.S. Food and Drug Administration (“FDA”) and to a lesser extent by the U.S. Drug Enforcement Administration (“DEA”) and foreign and state government agencies. The Federal Food, Drug and Cosmetic Act, the Controlled Substances Act and other domestic and foreign statutes and regulations govern or influence the testing, manufacturing, packing, labeling, storing, record keeping, safety, approval, advertising, promotion, sale and distribution of our products. Under certain of these regulations, we and our contract suppliers and manufacturers could be subject to periodic inspection of our or their respective facilities, procedures and operations and/or the testing of our products by the FDA, the DEA and other authorities, which conduct periodic inspections to confirm that we and our contract suppliers and manufacturers are in compliance with all applicable regulations. The FDA also conducts pre-approval and post-approval reviews and plant inspections to determine whether our processes, or our contract suppliers’ and manufacturers’ processes, are in compliance with current Good Manufacturing Practices (“cGMP”) and other FDA regulations.

We are dependent on receiving and maintaining FDA and other governmental approvals in order to initiate and conduct clinical trials on our products. There is always a risk that the FDA or other applicable governmental authorities will not approve our products, or will take post–approval action limiting, modifying or revoking our ability to manufacture or sell our products or that the rate, timing and cost of such approvals will adversely affect our product introduction plans or results of operations.

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

Many companies are working to develop and market products intended for additional disease areas being targeted by us, including AMD, cancer, obesity and respiratory diseases. A number of major pharmaceutical companies have significant franchises in these disease areas and can be expected to invest heavily to protect their interests. With respect to AMD, therapies are under development at a number of biopharmaceutical companies, including Alcon, Inc., Bausch & Lomb, Inc., Genentech, Inc., Miravant Medical Technologies, OSI Pharmaceuticals, Inc. and QLT, Inc., as well as other large pharmaceutical companies. For cancer, anti-angiogenic agents are under development at a number of biopharmaceutical companies, including EntreMed, Inc., Genentech, Inc. and Imclone Systems, Inc., as well as other large pharmaceutical companies. In the obesity area, products are being developed at a number of biopharmaceutical companies, including but not limited to Abbott Laboratories, Alizyme, Amylin Pharmaceuticals, Arena Pharmaceuticals, Bristol Myers Squibb, Roche Pharmaceuticals, and Sanofi-Aventis. In the respiratory field, other biopharmaceutical companies also have reported the discovery of genes relating to asthma and other respiratory diseases, including Genentech, Inc., Amgen, Inc. and Vertex Pharmaceuticals, Inc. as well as other large pharmaceutical companies. Many of the companies developing or marketing competing products have significantly more experience than we do in undertaking preclinical testing and human clinical trials of new or improved therapeutic products and obtaining regulatory approvals of such products. Some of these companies may be in advanced phases of clinical testing of various drugs that may be competitive with our proposed products.

We expect technological developments in the biopharmaceutical field to occur at a rapid rate and expect competition to intensify as advances in this field are made. Some of these companies are currently involved in research and development activities focused on the pathogenesis of diseases similar to those on which we are working and the competition among companies attempting to find mechanisms responsible for disease is intense.

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

We have rights to several patents and patent applications under certain license agreements pursuant to which we expect to owe royalties on sales of products that incorporate issued valid patent claims. In particular, we have licensed from LICR specific technologies related to our IL9 program, the earliest of which expires in 2009. We have licensed from the Children’s Hospital of Philadelphia the composition of matter patent for the squalamine compound, which expires in 2012. These patents are subject to extensions by their owners depending upon the future research and development program timelines. Additionally, certain of these agreements also provide that if we elect not to pursue the commercial development of any licensed technology, or do not adhere to an acceptable schedule of commercialization, our exclusive rights to such technology may terminate.

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

In 2005, our stock price on the Nasdaq Capital Market fluctuated from a low of $1.28 per share to a high of $3.50 per share. During the nine-month period ended September 30, 2006, our stock price fluctuated from $0.38 to $1.74 per share, with an average price of approximately $0.96 per share. The volatility in our stock price is due to the volatility of our industry in general and does not appear to be connected to any event specific to us.

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

If our board of directors effects a reverse stock split, as approved by our stockholders at the Special Meeting of Stockholders, there can be no assurance that the total market capitalization of our common stock (the aggregate value of all our common stock at the then market price) after the reverse stock split will be equal to or greater than the total market capitalization before the reverse stock split or that the per share market price of our common stock following the reverse stock split will either equal or exceed the current per share market price.

At a Special Meeting of Stockholders held on October 3, 2006, our stockholders approved a potential amendment to our Fifth Restated Certificate of Incorporation to effect, at the future election of our board of directors, a reverse stock split at one of the five following ratios: one-for-six; one-for-seven; one-for-eight; one-for-ten or one-for-twelve. As of November 1, 2006, our board of directors has not yet elected to effect any such reverse stock split. There can be no assurance that the market price per new share of our common stock after a reverse stock split, if effected, will increase in proportion to the reduction in the number of old shares of our common stock outstanding before the reverse stock split. For example, based on the closing price of our common stock on November 1, 2006 of $0.429 per share, if the board of directors decided to implement the reverse stock split and selects a reverse stock split ratio of one-for-six, there can be no assurance that the post-split market price of our common stock would be $2.574 per share or greater. Accordingly, the total market capitalization of our common stock after the proposed reverse stock split may be lower than the total market capitalization before the proposed reverse stock split and, in the future, the market price of our common stock following the reverse stock split may not exceed or remain higher than the market price prior to the proposed reverse stock split.

If our board of directors effects a reverse stock split, as approved by our stockholders at the Special Meeting, the resulting per share stock price may not attract institutional investors or investment funds and may not satisfy the investing guidelines of such investors and, consequently, the trading liquidity of our common stock may not improve.

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

If our board of directors effects a reverse stock split, as approved by our stockholders at the Special Meeting, a decline in the market price of our common stock after the reverse stock split may result in a greater percentage decline than would occur in the absence of a reverse stock split, and the liquidity of our common stock could be adversely affected following such a reverse stock split.

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

As of September 30, 2006, there were outstanding options to purchase an aggregate of 5,820,125 shares of our common stock at prices ranging from $0.40 per share to $7.88 per share, of which options to purchase 2,397,125 shares were exercisable as of such date. As of September 30, 2006, there were outstanding warrants to purchase 31,319,743 shares of our common stock. Of this total, warrants to purchase 167,166 shares of our common stock are currently exercisable at $3.22 per share, subject to adjustment under the anti-dilution provisions of the warrants. Warrants to purchase 50,000, 990,100 and 3,420,000 shares are currently exercisable at $3.79, $5.38 and $3.15 per share, respectively. In June 2006, in connection with a registered direct offering of our common stock, we issued to institutional investors warrants to purchase 26,692,477 shares of our common stock at an exercise price of $0.6101 per share, which are exercisable beginning on December 30, 2006. In connection with an April 2002 private placement of our common stock, we granted to the placement agent warrants to purchase 100,000 shares of our common stock at an exercise price of $2.75 per share. As of September 30, 2006, these warrants have not yet been issued.

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

On October 3, 2006, we held a Special Meeting of Stockholders. Proxies were solicited for the Special Meeting pursuant to Regulation 14 of the Exchange Act. At the Special Meeting, the stockholders approved the grant of discretionary authority to our board of directors to amend our Fifth Amended and Restated Certificate of Incorporation to effect a reverse stock split of our issued and outstanding common stock based on one of the following five ratios: one-for-six, one-for-seven, one-for-eight, one-for ten and one-for-twelve. In addition, the shareholders approved the amendment to our Amended 2004 Stock-Based Incentive Compensation Plan to increase the number of shares issuable thereunder from 7,500,000 to 11,000,000.

(a)	In the approval of the grant of discretionary authority to the Company’s board of directors to amend the Company’s Fifth Amended and Restated Certificate of Incorporation to effect a reverse stock split of the Company’s issued and outstanding Common Stock, the number of shares voted was as follows:

For	Against	Withheld
78,774,552	14,032,715	709,554

(b)	In the approval of an amendment to the Company’s 2004 Stock-Based Incentive Compensation Plan, as amended, to provide for an increased number of shares issuable thereunder, the number of shares voted was as follows:

For	Against	Withheld
31,598,353	14,703,728	211,917

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

10.1	Amended 2004 Stock-Based Incentive Compensation Plan.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENAERA CORPORATION

Date: November 9, 2006	By:	/s/ John A. Skolas
John A. Skolas
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Amended 2004 Stock-Based Incentive Compensation Plan.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.