Form 10-K
period 2006-12-31
GENAERA CORP
filed 2007-03-14
CIK 880431

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Common Stock, $.002 par value per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    YES  ☐    NO  ☒

The aggregate market value of common stock held by non-affiliates of the registrant was $57,504,584 as of June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the National Market System of The Nasdaq Stock Market on June 30, 2006. For purposes of this calculation only, the registrant has defined affiliates as all directors and executive officers as of June 30, 2006 and any stockholder whose ownership exceeds 10% of the common stock outstanding as of June 30, 2006. The number of shares of the registrant’s common stock outstanding as of June 30, 2006 was 104,553,789.

The number of shares of the registrant’s common stock outstanding as of March 9, 2007 was 104,653,298.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the Registrant’s 2007 Annual Meeting of Stockholders to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Form 10-K.

GENAERA CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2006

PART I

ITEM 1. BUSINESS

FORWARD-LOOKING STATEMENTS

Our disclosure and analysis in this Annual Report on Form 10-K contains some forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements since they do not relate strictly to historical or current facts. Such statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “hope” and other words and terms of similar meaning. In particular, these include, among others, statements relating to present or anticipated scientific progress, development of potential pharmaceutical products, future revenues, capital expenditures, and research and development expenditures, future financing and collaborations, personnel, manufacturing requirements and capabilities, the impact of new accounting pronouncements and other statements regarding matters that are not historical facts or statements of current condition.

There are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements, including those addressed below under “Risk Factors.”

We undertake no obligation (and expressly disclaim any such obligation) to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You are advised, however, to review any further disclosures we make on related subjects in our filings with the United States Securities and Exchange Commission (“SEC”), all of which are available in the SEC EDGAR database at www.sec.gov and from us.

OVERVIEW

Genaera Corporation is a biopharmaceutical company committed to developing medicines to address substantial unmet medical needs in major pharmaceutical markets. We were first incorporated in the state of Delaware in 1987 and are headquartered in Plymouth Meeting, Pennsylvania. Our research and development efforts are focused on obesity, anti-angiogenesis and respiratory diseases. Trodusquemine (MSI-1436) is being developed to treat obesity and metabolic disorders. Squalamine lactate is being developed as a product candidate for the treatment of malignant solid tumors. Our third product candidate, LOMUCIN™ (talniflumate), is being developed to treat the overproduction of mucus in chronic respiratory diseases. Our fourth product candidate, interleukin-9 (“IL9”) antibody, which is licensed to MedImmune, Inc. (“MedImmune”) for clinical development, is a respiratory treatment based on the discovery of a genetic cause of asthma.

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

DEVELOPMENT PROGRAMS

Obesity Therapeutic Program

Trodusquemine (also referred to in scientific literature as MSI-1436) is a small molecule that has demonstrated the ability to prevent abnormal weight gain or induce weight reduction in several animal models. Our researchers have shown that animal food intake can be regulated in a reversible manner, leading to changes in body weight. Preclinical data on trodusquemine demonstrate that it is a potent appetite suppressant with the ability to normalize fasting blood sugar independent of its ability to induce weight loss. Additionally, trodusquemine has been shown to reduce elevated levels of cholesterol and triglycerides in obese animals. Our preclinical studies with trodusquemine support a mixed mechanism of action that suppresses appetite via the orexigenic and neurotransmitter pathways while increasing insulin sensitivity by selective inhibition of protein phosphatase tyrosine 1B (“PTP1B”). The ability of trodusquemine to induce weight loss without associated toxicities in several animal models (rodent, rabbit, dog and monkey) make it an excellent candidate for evaluation in clinical studies.

With trodusquemine, we are targeting the approximately 10 to 12 million Americans who are classified medically as significantly obese. While the trodusquemine molecule is very different in function, it has a similar chemical structure to squalamine, which would enable us to make more efficient use of internal and external resources utilized for squalamine in its development. We expect to file an Investigational New Drug (“IND”) application with the United States Food and Drug Administration (“FDA”) for the use of trodusquemine in clinical trials in the first quarter of 2007.

Squalamine Lactate

Squalamine lactate (“squalamine”) is a unique, first-in-class, synthetic small molecule administered systemically that directly interrupts and reverses multiple facets of “angiogenesis,” a fundamental process by which new blood vessels are formed, and is considered an “anti-angiogenic” substance. Working within activated endothelial cells, squalamine, an aminosterol, inhibits growth factor signaling including vascular endothelial growth factor (“VEGF”) signaling, thereby resulting in endothelial cell inactivation and, in certain cases, apoptosis. Squalamine has exhibited reproducible anti-angiogenic properties in a number of in vitro and in vivo assays, including animal cancer and eye disease models, across independent laboratories.

Squalamine Lactate in Cancer

We have conducted Phase II clinical trials of squalamine for the treatment of solid tumors. Currently, we have an ongoing Phase II clinical study of squalamine for the treatment of prostate cancer. This cancer study will evaluate intravenously administered squalamine in combination with standard medical and surgical interventions in this indication.

EVIZON™ (squalamine lactate)

In January of 2007, we announced that following a comprehensive review of our development portfolio and external market conditions, we decided to terminate the EVIZON™ clinical development program for treatment of the wet form of age-related macular degeneration (“AMD”). We had been pursuing a multi-center, randomized, open-label Phase II study (MSI-1256F-212 (“Study 212”)) of EVIZON™ to determine if higher dose levels of EVIZON™ would produce greater and more rapid improvements in visual acuity than those seen in our previous Phase II studies. The rapid acceptance, both domestically and abroad, of new and off-label products that improve vision of wet AMD patients significantly curtailed the rate of subject enrollment in Study 212. Additionally, preliminary information on subjects enrolled in Study 212 suggested that EVIZON™ was unlikely to produce vision improvement with the speed or frequency necessary to compete with recently introduced treatments. With this information, as well as evolving guidance from the FDA on clinical endpoints, we concluded there was no pragmatic option for the registration and commercialization of EVIZON™ for the treatment of wet AMD.

LOMUCIN™ (talniflumate)

Our first genomics-based program has focused on the fundamental biology of mucus over-production in patients with chronic respiratory disease. Efforts to identify specific gene targets and validate these targets for therapeutic development have led to the identification of small molecules to inhibit the over-production of mucin, or “mucoregulators.” Our scientists have identified hCLCA1, a chloride channel found in humans, and demonstrated a relationship between hCLCA1 and abnormal mucus production.

LOMUCIN™ (talniflumate) is an orally available, small molecule inhibitor of the hCLCA1 channel and potential mucoregulator. LOMUCIN™ is a compound that was discovered, developed and marketed as an anti-inflammatory drug by Laboratorios Bago of Buenos Aires, Argentina, an independent pharmaceutical company. The effects of talniflumate in blocking hCLCA1 and mucus over-production were first elucidated by our scientists and we have been issued a patent protecting uses of talniflumate and certain 2-aminophenyl acetic compounds to treat diseases characterized by mucin production. We have an exclusive license with Laboratorios Bago to develop and commercialize talniflumate as a mucoregulator drug in all major pharmaceutical markets, including the United States, Europe and Japan.

Our current clinical development of LOMUCIN™ is focused on its use in cystic fibrosis patients. Early clinical evaluation of LOMUCIN™ in cystic fibrosis was supported by a contingent award of up to $1.7 million from Cystic Fibrosis Foundation Therapeutics (“CFFT”), the nonprofit drug development affiliate of the Cystic Fibrosis Foundation. In 2005, the award was amended to provide up to $2.35 million in milestone-driven, matching funds from CFFT to support a multi-center, randomized, double-blind, placebo-controlled Phase II clinical trial of LOMUCIN™ in approximately 200 individuals with cystic fibrosis. This award will be paid to us from time to time upon the achievement of certain milestones. Grant amounts received would become refundable to the CFFT upon marketing approval by the FDA or if we elect to either not enter Phase III clinical trials or not commercialize the product within two years of the satisfaction of certain development milestones, without scientific reasons for doing so. CFFT is also due a royalty on any resultant product of up to 1.6% of net sales based upon the amount of funding ultimately provided by CFFT. At December 31, 2006, we had received approximately $1.7 million of this grant support.

In September 2005, we announced the start of a multi-center, randomized, double-blind, placebo-controlled Phase II clinical trial to evaluate the use of LOMUCIN™ in 200 individuals with cystic fibrosis. In 2006, after consultation with CFFT, the protocol for this trial was amended to decrease the number of evaluable subjects in the trial from 200 to 80. The study will assess the safety and efficacy of LOMUCIN™ oral tablets on pulmonary function and cystic fibrosis-related symptoms. A previous four-week exploratory Phase II study demonstrated a trend toward better lung function in subjects with cystic fibrosis who received LOMUCIN™ compared to those who received placebo tablets and found that LOMUCIN™ was well tolerated.

IL9 Antibody Therapeutics

Our second genomics-based program is focused on the development of a blocking antibody to IL9 to treat a root cause of asthma. Our functional genomic studies demonstrated the broad role of IL9 as an etiologic agent in asthma. The IL9 gene varies in structure and function among individuals and as a result may have an important role in a genetic predisposition to asthma and allergic reactions. Our scientific studies and independent peer-reviewed publications indicate that IL9 controls other well-known factors involved in promoting lung inflammation in asthma, including a group of proteins that modulate the growth and functional activities of immune cells. Genaera has developed a patent position around IL9, having first discovered and documented a role for this cytokine in asthma. Our patent position around IL9 includes patents licensed exclusively from the Ludwig Institute for Cancer Research (LICR) as well as patents owned jointly with LICR.

In April 2001, we entered into a collaborative agreement with MedImmune to develop and commercialize therapies related to our IL9 program. Pursuant to the agreement, MedImmune provided funding of $2.5 million for research and development activities over a two-year period from April 2001 through April 2003. By the end of the two-year period, licensed technology had been transferred to MedImmune, which assumed responsibility for development and commercialization efforts on the IL9 program. In addition to the research and development funding, MedImmune agreed to reimburse us for certain external costs we incur in connection with the IL9 program. Under the agreement, we received $1.0 million based on the completion of contractual milestones and we could also receive up to $54.0 million based on the successful completion of future milestones. We are also entitled to royalties on sales of commercial products resulting from the collaboration. As a result of our limited control over the development plan and the timing of milestones, we cannot estimate the timing or receipt of milestone payments and do not expect to receive a substantial portion of these milestone payments within the next five years. Each party has the right to terminate the agreement upon notice to the other party.

Infectious Disease Program

Prior to 2000, LOCILEX (pexiganan) Cream, a topical cream antibiotic for the treatment of infection in diabetic foot ulcers, had been our lead product development candidate. In July 1999, LOCILEX Cream failed to obtain approval from the FDA, and we have since terminated our manufacturing agreements required to further develop this product candidate and refocused our near-term product development efforts on our other programs. Near-term commercialization of LOCILEX Cream will not occur, and we will generate no revenues from LOCILEX Cream in the near future. We continue to seek new opportunities that will enable us to capitalize on our past development efforts in this program and related programs.

RESEARCH AND DEVELOPMENT COSTS

We have incurred costs of $17.7 million, $21.8 million and $14.0 million for research and development in the years ended December 31, 2006, 2005 and 2004, respectively. See “ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “ITEM 8. Financial Statements and Supplementary Data” for additional information.

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

CONTRACT MANUFACTURING

We have no current plans to establish a commercial manufacturing facility. We depend upon various contract manufacturers for clinical trial manufacturing of our proposed products and expect to continue to rely on third parties for any commercial-scale manufacturing. We require that all of our third-party manufacturers produce our active pharmaceutical ingredients and finished products in accordance with all applicable regulatory standards.

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

Obtaining FDA approval historically has been a costly and time-consuming process. Generally, in order to gain FDA premarket approval, a developer first must conduct preclinical studies in the laboratory and in animal model systems to gain preliminary information on an agent’s effectiveness and to identify any safety problems. The results of these studies are submitted as a part of an IND for a drug or biologic which the FDA must review before human clinical trials of an investigational drug can begin. The IND includes a detailed description of the clinical investigations to be undertaken.

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

Clinical trials of drugs normally are done in three phases, although the phases may overlap. Phase I trials are concerned primarily with the safety of the drug, involve a small group typically ranging from 15 – 40 subjects, and may take from six months to over one year to complete. Phase II trials typically involve 30 – 200 patients and are designed primarily to demonstrate safety and preliminary effectiveness in treating or diagnosing the disease or condition for which the drug is intended, although short-term side effects and risks in people whose health is impaired may also be examined. Phase III trials are expanded clinical trials with larger numbers of patients that are intended to evaluate the overall benefit-risk relationship of the drug and to gather additional information for proper dosage and labeling of the drug. Phase III clinical trials generally take two to five years to complete, but may take longer. The FDA receives reports on the progress of each phase of clinical testing, and it may require the modification, suspension, or termination of clinical trials if it concludes that an unwarranted risk is presented to patients, or, in Phase II and III, if it concludes that the study protocols are deficient in design to meet their stated objectives.

If clinical trials of a new product are completed successfully, the sponsor of the product may seek FDA marketing approval. If the product is regulated as a biologic, the FDA will require the submission and approval of a Biologics License Application (“BLA”) before commercial marketing of the biologic. If the product is classified as a new drug, an applicant must file a New Drug Application (“NDA”) with the FDA and receive approval before commercial marketing of the drug. The BLA or NDA must include detailed information about the product and its manufacture and the results of product development, preclinical studies and clinical trials.

The testing and approval processes require substantial time and effort and there can be no assurance that any approval will be granted on a timely basis, if at all. BLAs and NDAs submitted to the FDA can take more than one to two years to receive approval. If questions arise during the FDA review process, approval can take more than five years. Notwithstanding the submission of relevant data, the FDA may ultimately decide that the BLA or NDA does not satisfy its regulatory criteria for approval and deny approval, require additional clinical studies, or require demonstration of compliance with Good Manufacturing Practices (“GMPs”). In addition, the FDA may condition marketing approval on the conduct of specific post-marketing studies to further evaluate safety and effectiveness. Even if FDA regulatory clearances are obtained, a marketed product is subject to continual regulatory requirements and review relating to GMPs, adverse event reporting, promotion and advertising, and other matters. Later discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions.

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

To date, we own, co-own or have licensed on an exclusive basis a total of 83 patent applications and issued patents in the United States, 69 of which we own or co-own and 14 that we license on an exclusive basis. We own, co-own or have licensed on an exclusive basis a total of 134 patent applications and issued patents in countries other than the United States.

We own several patents and patent applications for the use of squalamine as an anti-angiogenic, including methods for the treatment of cancer and for neovascularization in the eye. One of these patents is to the compound’s combination therapy with other anti-cancer agents and will expire in 2017, while another patent covers the treatment of age-related macular degeneration, retinopathy of prematurity and diabetic retinopathy and will expire in 2015. We also own patents covering methods and intermediates in the manufacturing process of squalamine and trodusquemine that expire in 2017 and 2018. We own a composition of matter patent for the trodusquemine compound, which expires in 2014. We also own a patent for the use of trodusquemine as an anti-obesity agent and other indications that expires in 2015. We own two patents for the use of anti-IL9 or anti-IL9 receptor antibodies for the treatment of asthma and related disorders that expire in 2016. We also have U.S. patents covering the composition of matter for a mucoregulator target and another patent covering methods for screening for mucoregulator compounds, both of which expire in 2019. We own a patent on the use of talniflumate and related mucoregulator compounds for treating various conditions where mucous is overproduced, which expires in 2021.

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

In addition, our patents on anti-IL-9 and anti-IL-9 receptor as well as the patents that we license from LICR have been licensed to MedImmune. We expect to receive certain milestone payments during the development of this technology and will receive royalty payments on sales of any approved drugs. In addition, we rely on unpatented proprietary technologies, unpatentable skills, knowledge and experience of our scientific and technical personnel, as well as those of our advisors, consultants and other contractors and other intellectual property (collectively “know-how”) in the development of our product candidates. To help protect our proprietary know-how that is not patentable, and for inventions for which patents may be difficult to enforce, we rely on trade secret protection and confidentiality agreements to protect our interests. To this end, we require employees, consultants and advisors to enter into agreements that prohibit the disclosure of confidential information and, where applicable, require disclosure and assignment to us of the ideas, developments, discoveries and inventions that arise from their activities for us. These confidentiality agreements require that our employees, consultants and advisors do not bring to us, or use without proper authorization, any third party’s proprietary technology.

We have trademark protection for the product candidate name LOMUCIN™ and are currently seeking U.S. registration of this trademark. We also have trademark protection for the product candidate name EVIZON™ and are currently seeking U.S. registration of this trademark.

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

Many companies are working to develop and market products intended for the disease areas we are targeting, including obesity, anti-angiogenesis and respiratory diseases. A number of major pharmaceutical companies have significant franchises in these disease areas and can be expected to invest heavily to protect their interests. With respect to obesity, products are being developed at a number of biopharmaceutical companies, including but not limited to Abbott Laboratories, Alizyme plc, Amylin Pharmaceuticals, Inc., Arena Pharmaceuticals, Inc., Bristol-Myers Squibb Company, F. Hoffman-La Roche, Ltd. and sanofi-aventis Group. For cancer, anti-angiogenic agents are under development at a number of biopharmaceutical companies, including EntreMed, Inc., Genentech, Inc. and Imclone Systems, Inc., as well as other large pharmaceutical companies. In the respiratory field, other biopharmaceutical companies also have reported the discovery of genes relating to asthma and other respiratory diseases, including Genentech, Inc., Amgen, Inc. and Vertex Pharmaceuticals, Inc., as well as other large pharmaceutical companies.

EXECUTIVE OFFICERS

Our current executive officers are as follows:

Name	Age	Position
John L. Armstrong, Jr., MBA	63	President and Chief Executive Officer
John A. Skolas, JD, MBA	54	Executive Vice President, Chief Financial Officer, General Counsel and Secretary
Michael J. Gast, MD, PhD	58	Executive Vice President, Clinical Research and Development

Mr. Armstrong has served as our President and Chief Executive Officer since January 2006. Prior to that, Mr. Armstrong had served as our President and Chief Operating Officer since July 2005. In July 2004, Mr. Armstrong was promoted to our Executive Vice President and Chief Operating Officer. Prior to that, he had served as our Executive Vice President since joining the Company in October 2003. Mr. Armstrong has over thirty-nine years of increasing responsibility in the pharmaceutical industry, with a manufacturing emphasis. Prior to joining Genaera, he served as Chief Executive Officer of Mills Biopharmaceuticals, a subsidiary of UroCor, Inc., and as Vice President of Business Development at UroCor from December 1999 to November 2001. Prior to that, Mr. Armstrong served as President and Chief Operating Officer at Oread, Inc. from February 1998 to August 1999. Mr. Armstrong spent from 1991 to 1998 with the DuPont Merck Pharmaceutical Company where he served in various executive positions, including as President of ENDO Laboratories, and President of the global manufacturing/quality division. Prior to that, Mr. Armstrong served in numerous roles of increasing responsibility in manufacturing operations at Merck, Sharp and Dohme, Stuart Pharmaceuticals and Marion Merrell Dow. Mr. Armstrong earned his MBA from Century University in 1993.

Mr. Skolas was promoted to Executive Vice President, Chief Financial Officer, General Counsel and Secretary in July 2004. Prior to that, he had served as our Senior Vice President, Chief Financial Officer, General Counsel and Secretary since October 2003. Prior to that, Mr. Skolas served as a consultant and acting chief financial officer for early stage biotechnology companies. From 2000 through 2001, Mr. Skolas was Chief Financial Officer of Valigen, a privately held genomics company. From 1999 through 2000, Mr. Skolas served as Chief Financial Officer of Coelacanth Corporation (now the pharmaceuticals division of Lexicon Genetics). From 1997 until 1999, Mr. Skolas served as Chief Financial Officer and General Counsel of Phytoworks, Inc. From 1988 until 1997, Mr. Skolas served in various executive positions with EMI Group, PLC, including five years as President and General Counsel of its subsidiary, EMI Group Inc. Mr. Skolas’ early career included law practice as a partner in Muchin, Muchin, Bendix & Skolas S.C. and accounting practice as a Tax Specialist for Coopers & Lybrand, CPA. Mr. Skolas obtained a CPA certificate from the State of Iowa in 1976. He earned an MBA from Harvard Business School in 1988 and a JD from the University of Wisconsin in 1977.

Dr. Gast was promoted to Executive Vice President, Clinical Research and Development on November 30, 2006, having rejoined Genaera in March 2006 as Senior Vice President, Clinical Research and Development. Dr. Gast initially served as Genaera’s Executive Vice President and Chief Medical Officer from February 2005 through July 31, 2005. Dr. Gast worked for Genaera as a consultant from August 1, 2005 until he rejoined the Company in 2006. Prior to initially joining Genaera, Dr. Gast spent ten years at Wyeth, most recently serving as Vice President, Scientific Affairs within Wyeth Global Medical Affairs, where he was responsible for oversight of Phase IV clinical research programs. Previously at Wyeth, Dr. Gast served as Vice President, Women’s Health Clinical Research and Development. Prior to that, Dr. Gast spent twenty-one years at the Washington University School of Medicine. During his tenure on the faculty at the Washington University Department of Obstetrics and Gynecology, Dr. Gast served as Director of the Division of Reproductive Endocrinology and Infertility and Director of the Endocrine Clinical Laboratories. Dr. Gast received his MD from The Ohio State University College of Medicine in 1973 and his PhD in Molecular Biology from Washington University in 1981.

Officers are elected or appointed by the board of directors to serve until the appointment or election and qualification of their successors or their earlier termination or resignation.

EMPLOYEES

As of December 31, 2006, we had 43 full-time employees. No employees are covered by collective bargaining agreements and we consider relations with our employees to be good.

AVAILABLE INFORMATION

We make available free of charge on or through our internet website, www.genaera.com, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

ITEM 1A. RISK FACTORS

Our performance and financial results, and any investment in shares of our common stock, are subject to risks and uncertainties, including, but not limited to, the following specific risks:

Risks Related to Our Business

Our efforts to identify, evaluate and consummate a transaction or other initiative to increase the value of the Company for our stockholders may not be successful. Should we consummate a strategic transaction or other strategic alternative, there is no guarantee that our stockholders will realize greater value for, or preserve existing value of, their shares of the Company.

On January 3, 2007, in conjunction with the termination of our EVIZON™ program, we announced that we have engaged Banc of America Securities LLC to assist the Company with a review of strategic alternatives to increase the value realizable by our stockholders for the Company’s remaining programs and assets. There can be no assurance that we will identify an alternative that allows our stockholders to realize an increase in the value of the Company’s stock. There can also be no assurance that a transaction or other strategic alternative, once identified, evaluated and consummated, will provide greater value to our stockholders than that reflected in the current stock price.

If we do not raise additional capital, we may not be able to continue our research and development programs. We may never commercialize any products.

We maintained cash, cash equivalents and short-term investments of $33.8 million at December 31, 2006. We believe these resources are sufficient to fund operations and meet our research and development goals through 2008, based on our intention to license trodusquemine to a suitable partner prior to commencing Phase II trials. Our strategy also includes seeking dedicated funding for our squalamine for oncology program. However, we will need to raise substantial funding in the future to continue our research and development programs and to commercialize our potential products. If we are unable to raise additional funds or enter into collaboration agreements to fund our programs, we may be unable to complete development of any of our proposed products.

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

If we raise additional capital by issuing equity securities or securities convertible into equity, the issuance would result in ownership dilution to our stockholders and our share price may decline. The extent of any such dilution will vary based upon the amount of capital raised.

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

To date, we have engaged primarily in the research and development of drug candidates. We have not generated any revenues from product sales and have incurred losses in each year since our inception. As of December 31, 2006, we had an accumulated deficit of $260.8 million.

Our proposed products are in a relatively early developmental stage and will require significant research, development and testing. We must obtain regulatory approvals for any proposed product prior to commercialization of the product. Our operations are also subject to various competitive and regulatory risks. As a result, we are unable to predict when or if we will achieve any product revenues or become profitable. We expect to experience substantial losses for the foreseeable future as we continue our research, development and testing efforts.

Risks Related to Our Industry

Development and commercial introduction of our products will take several more years and may not be successful.

We are dedicating substantially all of our resources to research and development, do not have any marketed products and have not generated any product revenue. Because substantially all of our potential products currently are in research, preclinical development or the early and middle stages of clinical testing, revenues from sales of any products will not occur for at least the next several years, if at all. Our technologies are in relatively new fields and may not lead to commercially viable pharmaceutical products. Before we can commercially introduce any products, we will likely incur substantial expense for, and devote a significant amount of time to, preclinical testing and clinical trials. We cannot apply for regulatory approval of our potential products until we have performed additional research and development testing and demonstrated in preclinical testing and clinical trials that our product candidates are safe and effective for use in humans. Some of our product candidates are in the early stages of research and development and we may abandon further development efforts on these product candidates before they reach clinical trials. Conducting clinical trials is a lengthy, time-consuming and expensive process. Our clinical trials may not demonstrate the safety and efficacy of our potential products, and we may encounter unacceptable side effects or other problems in the clinical trials. Should this occur, we may have to delay or discontinue development of the potential products. Further, even if we believe that any product is safe or effective, we may not obtain the required regulatory approvals, be able to manufacture our products in commercial quantities or be able to market any product successfully.

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

Extensive industry regulation has, and will continue to have, a significant impact on our business. Biopharmaceutical companies are subject to extensive, complex, costly and evolving regulation by the federal government, principally the FDA and to a lesser extent by the U.S. Drug Enforcement Administration (“DEA”) and foreign and state government agencies. The Federal Food, Drug, and Cosmetic Act, the Controlled Substances Act and other domestic and foreign statutes and regulations govern or influence the testing, manufacturing, packing, labeling, storing, record keeping, safety, approval, advertising, promotion, sale and distribution of our products. Under certain of these regulations, we and our contract suppliers and manufacturers could be subject to periodic inspection of our or their respective facilities, procedures and operations and/or the testing of our products by the FDA, the DEA and other authorities, which conduct periodic inspections to confirm that we and our contract suppliers and manufacturers are in compliance with all applicable regulations. The FDA also conducts pre-approval and post-approval reviews and plant inspections to determine whether our processes, or our contract suppliers’ and manufacturers’ processes, are in compliance with current Good Manufacturing Practices (“cGMP”) and other FDA regulations.

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

We do not have our own sales and marketing staff. In order to successfully develop and market our future products, we must develop this infrastructure or enter into marketing and distribution arrangements with third parties. We also expect to delegate the responsibility for all, or a significant portion, of the development and regulatory approval process for certain products to third parties. If these parties do not develop an approvable or marketable product or do not market a product successfully, we may never generate revenue or become profitable. Additionally, we may be unable to enter into successful arrangements with other parties for such products.

We currently have collaborative agreements with two primary collaborators: MedImmune, Inc. and Laboratorios Bago SA. We do not have control over the amount and timing of resources to be devoted to our products by our collaborative partners. Our collaborators may not place a high priority on their contractual arrangements with us. Collaborators may develop products independently or through third parties that could compete with our proposed products. In addition, a collaborator may decide to end a relationship with us.

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

Many companies are working to develop and market products intended for additional disease areas being targeted by us, including obesity, cancer and respiratory diseases. A number of major pharmaceutical companies have significant franchises in these disease areas and can be expected to invest heavily to protect their interests. With respect to obesity, products are being developed at a number of biopharmaceutical companies, including but not limited to Abbott Laboratories, Alizyme plc, Amylin Pharmaceuticals, Inc., Arena Pharmaceuticals, Inc., Bristol-Myers Squibb Company, F. Hoffman-La Roche, Ltd. and sanofi-aventis Group. For cancer, anti-angiogenic agents are under development at a number of biopharmaceutical companies, including EntreMed, Inc., Genentech, Inc. and Imclone Systems, Inc., as well as other large pharmaceutical companies. In the respiratory field, other biopharmaceutical companies also have reported the discovery of genes relating to asthma and other respiratory diseases, including Genentech, Inc., Amgen, Inc. and Vertex Pharmaceuticals, Inc., as well as other large pharmaceutical companies. Many of the companies developing or marketing competing products have significantly more experience than we do in undertaking preclinical testing and human clinical trials of new or improved therapeutic products and obtaining regulatory approvals of such products. Some of these companies may be in advanced phases of clinical testing of various drugs that may be competitive with our proposed products.

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

We currently do not have the resources, facilities or technical capabilities to manufacture any of our proposed products in the quantities and quality required for commercial sale. We have no plans to establish a manufacturing facility. We expect to depend upon contract manufacturers for commercial scale manufacturing of our proposed products in accordance with regulatory standards. For example, we are currently working with outside contractors for the chemical production of trodusquemine. This dependence on contract manufacturers may restrict our ability to develop and deliver products on a timely, profitable and competitive basis especially because the number of companies capable of producing our proposed products is limited. These contract manufacturers generally have multiple projects and they may give ours a lower priority. As a result of contract manufacturing mishaps, our product could be lost or delivered late, delaying our clinical and preclinical programs, or may not be produced in accordance with all current applicable regulatory standards. Product not produced in accordance with all current applicable regulatory standards may lead to adverse outcomes for patients and/or product recalls. Furthermore, the development of a robust, low-cost manufacturing process for the commercial production of trodusquemine and other proposed products will require significant time and expenditure by us. We may be unable to maintain arrangements with qualified outside contractors to manufacture materials at costs that are affordable to us, if at all.

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

We own several patents and patent applications for the use of squalamine as an anti-angiogenic, including methods for the treatment of cancer and for neovascularization in the eye. One of these patents is to the compound’s combination therapy with other anti-cancer agents and will expire in 2017, while another patent covers the treatment of age-related macular degeneration, retinopathy of prematurity and diabetic retinopathy and will expire in 2015. We also own patents covering methods and intermediates in the manufacturing process of squalamine and trodusquemine that expire in 2017, 2018 and 2021. We own a composition of matter patent for the trodusquemine compound, which expires in 2014. We also own a patent for the use of trodusquemine as an anti-obesity agent and other indications that expires in 2015. We own two patents for the use of anti-IL9 or anti-IL9 receptor antibodies for the treatment of asthma and related disorders that expire in 2016. We also have U.S. patents covering the composition of matter for a mucoregulator target and another patent covering methods for screening for mucoregulator compounds that both expire in 2019. We own a patent on the use of talniflumate and related mucoregulator compounds for treating various conditions where mucous is overproduced, which expires in 2021.

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

In addition, our patents on anti-IL-9 and anti-IL-9 receptor as well as the patents that we license from LICR have been licensed to MedImmune. We expect to receive certain milestone payments during the development of this technology and will receive royalty payments on sales of any approved drugs.

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

Other Intellectual Property

We have trademark protection for the product candidate names EVIZON™ and LOMUCIN™ and have applied for U.S. registration of these trademarks. In order to protect our proprietary technology and processes, we also rely on trade secrets and confidentiality agreements with our employees, consultants, outside scientific collaborators and other advisors. We may find that these agreements have been breached or that our trade secrets have otherwise become known or independently developed or discovered by our competitors.

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

We depend to a considerable degree on a limited number of key personnel. Most significant responsibilities have been assigned to a relatively small number of individuals. In particular, it would be difficult to replace our President and Chief Executive Officer, John L. Armstrong, Jr. We entered into an evergreen employment agreement with Mr. Armstrong, dated October 21, 2003, that can be terminated by either party. This employment agreement contains non-compete and non-solicitation clauses. All of our executive officers have executed individual employment agreements with us. We do not maintain “key man” insurance on any of our employees. The loss of certain management and technical personnel could adversely affect our ability to develop and commercialize products.

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

If we do not receive adequate third-party reimbursement for our drug candidates, some patients may be unable to afford our products and sales could suffer.

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

There also has been a trend toward government reforms intended to contain or reduce the cost of health care. In certain foreign markets, pricing or profitability of prescription pharmaceuticals is subject to government control. In the United States, there have been a number of federal and state proposals to implement similar government control. We expect this trend to continue, but we cannot predict the nature or extent of any reform that results. These reforms could adversely affect our ability to obtain financing for the continued development of our proposed products or to market any of our products that are successfully developed. Furthermore, reforms could have a broader impact by limiting overall growth of health care spending, such as Medicare and Medicaid spending, which could also adversely affect our business.

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

The market prices and trading volumes for securities of biopharmaceutical and biotechnology companies, including ours, have historically been, and will likely continue to be, highly volatile. Future events affecting our business, or that of our competitors, may have a significant impact on our stock price. Among these events are the following:

•	product testing results from us or our competitors;

•	technological innovations by us or our competitors;

•	new commercial products from us or our competitors;

•	whether and when we or our collaborators achieve specified development or commercialization milestones;

•	regulatory developments in the United States and foreign countries;

•	developments concerning proprietary rights, including patents;

•	regulatory actions;

•	litigation;

•	economic and other external factors or other disasters or crises;

•	period-to-period fluctuations in our financial results; and

•	the general performance of the equity markets and, in particular, the biotechnology sector of the equity markets.

In 2006, our stock price fluctuated from $0.36 per share to $1.74 per share, with an average price of approximately $0.82 per share.

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

Our common stock is currently listed on the Nasdaq Capital Market. There are several requirements that we must satisfy in order for our common stock to continue to be listed on the Nasdaq Capital Market. These requirements include, but are not limited to, maintaining a minimum per share price of our common stock of $1.00 and a minimum level of stockholders’ equity of $2.5 million. On June 26, 2006, we received notification from the National Association of Securities Dealers Automated Quotations (“NASDAQ”) that the bid price of our common stock had closed below the minimum $1.00 per share requirement under NASDAQ Marketplace Rule 4310(c)(4) (the “Rule”) for 30 consecutive trading days. In accordance with NASDAQ rules, we were afforded 180 calendar days, or until December 26, 2006, to regain compliance with the minimum bid price requirements. Compliance would be achieved by the bid price of our common stock closing at $1.00 per share or more for a minimum of ten consecutive trading days during the 180 day period. We did not regain compliance with the minimum bid price requirements prior to December 26, 2006. On December 28, 2006, we received a NASDAQ Staff Determination letter indicating the grant of an additional 180 calendar days, or until June 22, 2007, to demonstrate compliance with the minimum $1.00 bid price per share requirement in accordance with Marketplace Rule 4310(c)(8)(D). If at any time before June 22, 2007, the bid price of our common stock closes at $1.00 per share for a minimum of ten consecutive trading days, NASDAQ will provide written notification that we comply with the Rule. If compliance with this rule cannot be demonstrated by June 22, 2007, NASDAQ will provide written notification that our securities will be delisted. At that time, we may appeal NASDAQ’s determination to a Listing Qualifications Panel.

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

If our board of directors effects a reverse stock split, as approved by our stockholders at the Special Meeting of Stockholders, there can be no assurance that the total market capitalization of our common stock (the aggregate value of all our common stock at the then market price) after the reverse stock split will be equal to or greater than the total market capitalization before the reverse stock split or that the per share market price of our common stock following the reverse stock split will increase in proportion to the reduction in the number of shares.

At a Special Meeting of Stockholders held on October 3, 2006 (the “Special Meeting”), our stockholders approved a potential amendment to our Fifth Amended and Restated Certificate of Incorporation to effect, at the future election of our board of directors, a reverse stock split at one of the five following ratios: one-for-six; one-for-seven; one-for-eight; one-for-ten; or one-for-twelve. As of March 14, 2007, our board of directors has not yet elected to effect any such reverse stock split. There can be no assurance that the market price per new share of our common stock after a reverse stock split, if effected, will increase in proportion to the reduction in the number of old shares of our common stock outstanding before the reverse stock split. For example, based on the closing price of our common stock on January 31, 2007 of $0.25 per share, if the board of directors decided to implement the reverse stock split and selects a reverse stock split ratio of one-for-six, there can be no assurance that the post-split market price of our common stock would be $1.50 per share or greater. Accordingly, the total market capitalization of our common stock after the proposed reverse stock split may be lower than the total market capitalization before the proposed reverse stock split and, in the future, the market price of our common stock following the reverse stock split may not exceed or remain higher than the market price prior to the proposed reverse stock split.

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

As of December 31, 2006, there were outstanding options to purchase an aggregate of 6,862,375 shares of our common stock at prices ranging from $0.37 per share to $7.88 per share, of which options to purchase 2,690,875 shares were exercisable as of such date. As of December 31, 2006, there were outstanding warrants to purchase 31,269,743 shares of our common stock. Of this total, warrants to purchase 167,166 shares of our common stock are currently exercisable at $3.22 per share, subject to adjustment under the anti-dilution provisions of the warrants. Warrants to purchase 990,100, 3,420,000 and 26,692,477 shares are currently exercisable at $5.38, $3.15 and

$0.6101 per share, respectively. In connection with an April 2002 private placement of our common stock, we granted to the placement agent warrants to purchase 100,000 shares of our common stock at an exercise price of $2.75 per share. As of December 31, 2006, these warrants have not yet been issued.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease approximately 21,000 square feet of office and laboratory space in a single building in Plymouth Meeting, Pennsylvania. This lease provides for minimum annual payments of approximately $0.4 million in 2007 and is subject to certain annual increases thereafter. This lease expires in November 2009.

ITEM 3. LEGAL PROCEEDINGS

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

(a)	In the approval of the grant of discretionary authority to the Company’s board of directors to amend the Company’s Fifth Amended and Restated Certificate of Incorporation to effect a reverse stock split of the Company’s issued and outstanding common stock, the number of shares voted was as follows:

For	Against	Abstentions	Broker Non-Vote
78,774,552	14,032,715	709,554	—

(b)	In the approval of an amendment to the Company’s Amended 2004 Stock-Based Incentive Compensation Plan to provide for an increased number of shares issuable thereunder, the number of shares voted was as follows:

For	Against	Abstentions	Broker Non-Vote
31,598,353	14,703,728	211,917	47,002,823

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock currently trades on the Nasdaq Capital Market under the symbol “GENR.” From December 12, 1991, the date of our initial public offering, until March 9, 2001, our common stock was included for quotation on the Nasdaq National Market under the symbol “MAGN.” On March 9, 2001, we changed our name to Genaera Corporation and on March 12, 2001, our common stock began quotation on the Nasdaq National Market under the symbol “GENR.” Our common stock was included for quotation on the Nasdaq National Market through October 30, 2002, when we elected to begin trading on the Nasdaq SmallCap Market effective with the opening of trading on October 31, 2002. The Nasdaq SmallCap Market was renamed the Nasdaq Capital Market in 2005.

The quarterly ranges of high and low closing bid prices per share of our common stock are shown below.

Year Ended December 31, 2005	High	Low
1st Quarter	$3.50	$2.28
2nd Quarter	$2.31	$1.57
3rd Quarter	$2.67	$1.45
4th Quarter	$1.88	$1.28

Year Ended December 31, 2006	High	Low
1st Quarter	$1.74	$1.26
2nd Quarter	$1.40	$0.55
3rd Quarter	$0.56	$0.38
4th Quarter	$0.44	$0.36

As of March 9, 2007, the last reported bid price for our common stock on the Nasdaq Capital Market was $0.39 per share.

Dividends

We have not paid any cash dividends on our common stock since our inception and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. It is the present policy of the board of directors to retain all earnings, if any, to finance the development of our business.

Number of Holders of Common Stock

At March 9, 2007, there were 341 stockholders of record.

Equity Compensation Plan Information

The following table provides aggregate information, as of December 31, 2006, regarding our equity compensation plans, including the Amended 2004 Stock-Based Incentive Compensation Plan, the Amended 1998 Equity Compensation Plan and the 1992 Stock Option Plan (the “1992 Plan”). As a result of the expiration of the 1992 Plan in 2002, no additional option grants will be made under the 1992 Plan.

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options and rights and lapse of restrictions on restricted stock	Weighted-average exercise price of outstanding options and rights [1]	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	7,022,207	$2.01	7,477,793
Equity compensation plans not approved by security holders	—	—	—

Total	7,022,207	$2.01	7,477,793

[1]	Does not include restricted stock as the price is determined on date of issuance, not date of grant.

See “ITEM 8. Financial Statements and Supplementary Data” and “NOTE 9. Stock-Based Compensation” for additional information regarding the Company’s equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA

The following tables summarize certain selected financial data and are derived from our audited financial statements. The selected financial data below should be read in conjunction with our financial statements and notes thereto, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the other financial information included herein.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share amounts)
Statement of Operations Data:
Revenues:
Collaborative research agreement and grant revenues	$892	$446	$873	$1,113	$1,517

Costs and expenses:
Research and development	17,669	21,792	14,004	7,922	10,216
General and administrative	5,996	5,891	4,951	2,864	3,560

	23,665	27,683	18,955	10,786	13,776

Loss from operations	(22,773)	(27,237)	(18,082)	(9,673)	(12,259)
Interest income, net	1,542	870	327	23	103
(Loss) gain on sale of fixed assets	(3)	6	(118)	257	—

Net loss	(21,234)	(26,361)	(17,873)	(9,393)	(12,156)
Dividends on preferred stock, including $3,050 attributable to a beneficial conversion feature in 2003	—	—	—	(3,085)	(73)

Net loss	$(21,234)	$(26,361)	$(17,873)	$(12,478)	$(12,229)

Net loss per share—basic and diluted	$(0.24)	$(0.44)	$(0.34)	$(0.32)	$(0.35)

Weighted average shares outstanding—basic and diluted	87,075	60,580	52,839	38,634	34,894

	December 31,
	2006	2005	2004	2003	2002
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$33,806	$32,215	$32,151	$13,135	$9,400
Working capital	32,008	27,161	28,867	10,516	5,727
Total assets	35,250	34,011	33,548	14,553	11,191
Long-term liabilities	1,770	1,781	580	1,048	1,704
Redeemable convertible preferred stock	—	—	—	—	1,117
Accumulated deficit	(260,766)	(239,532)	(213,171)	(195,298)	(182,819)
Stockholders’ equity	31,053	26,284	29,082	10,622	4,511

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Genaera Corporation is a biopharmaceutical company committed to developing medicines for serious diseases to address substantial unmet medical needs. Research and development efforts are focused on obesity, anti-angiogenesis and respiratory diseases. We have four products in development addressing substantial unmet medical needs in major pharmaceutical markets.

Since commencing operations in 1988, we have not generated any revenue from product sales. We have funded operations primarily from the proceeds of public and private placements of securities, research and development collaboration payments and related equity investments. We have incurred a loss in each year since our inception and we expect to incur substantial additional losses for at least the next several years. We expect that losses may fluctuate and that such fluctuations may be substantial. At December 31, 2006, our accumulated deficit was $260.8 million. We will need to raise additional funds in the future to continue our operations.

The following discussion is included to describe our financial position and results of operations for each of the previous three years in the period ended December 31, 2006. The financial statements and notes thereto contain detailed information that should be referred to in conjunction with this discussion.

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

Revenue Recognition

Contract revenue for research and development is recorded as earned based on the performance requirements of the contract. Non-refundable contract fees for which no further performance obligations exist, and for which there is no continuing involvement by us, are recognized at the earlier of when the payments are received or when collection is assured. Revenue from non-refundable upfront license fees and certain guaranteed payments where we continue involvement through development collaboration is recognized on a straight-line basis over the development period. Revenue associated with performance milestones is recognized based upon the achievement of the milestones as defined in the respective agreements. Revenue under research and development cost reimbursement contracts is recognized as the related costs are incurred. Advance payments received in excess of amounts earned are classified as liabilities until earned. Payments received that are refundable also are classified as liabilities until the refund provision expires. We make an estimate as to the appropriate deferral period for recognition of revenue on any collaborative fees received. Changes in these estimates due to the evolution of the development program can have a significant effect on the timing of when revenue is recorded.

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

Stock-Based Compensation

We account for stock-based employee compensation using the modified prospective method set forth by Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R requires that compensation cost for all stock-based awards be measured at fair value on the date of grant and recognized over the requisite service period for awards expected to vest. The fair value of stock option grants is determined using the Black-Scholes valuation model, which is consistent with the Company’s valuation technique previously utilized for options in footnote disclosures required under SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. Such amounts, net of estimated forfeitures, will be recognized as compensation expense over the requisite service period using the accelerated method under SFAS 123R.

Prior to January 1, 2006, we accounted for employee stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Under the intrinsic value method, compensation expense was recorded for the excess of the stock’s quoted market price at the time of grant over the amount an employee had to pay to acquire the stock. Because our equity compensation plans require stock options to be granted at prices equal to or above the fair market value of the Company’s common stock on the grant dates, no compensation expense related to employee options was recorded prior to January 1, 2006 under the intrinsic value method.

RESULTS OF OPERATIONS—2006 vs. 2005

Revenues

We have received no revenues to date from product sales. Revenues recorded to date have consisted principally of revenues recognized under collaborations with third parties. In April 2001, we entered into a research collaboration and licensing agreement with MedImmune to develop and commercialize therapies related to our IL9 program. MedImmune provided funding of $2.5 million, payable in eight equal quarterly installments through April 2003 (the “R&D Funding”). In addition, MedImmune reimburses external costs for certain research and development activities and for patent prosecution expenses. We could also receive up to $54.0 million of additional funding based on successful completion of future milestones. In August 2004, we received the first of such milestone payments as a result of the initiation of Phase I clinical trials. In December 2006, we received a milestone payment as a result of the initiation of Phase II clinical trials. For the year ended December 31, 2006, we recognized $0.7 million as revenue related to external cost reimbursements ($0.2 million) and milestone payments ($0.5 million). For the year ended December 31, 2005, we recognized $0.3 million as revenue related to external cost reimbursements.

In February 2002, we received a Phase II Small Business Innovative Research (“SBIR”) program grant from the National Institutes of Health (“NIH”) in the amount of $0.8 million to support its aminosterol research program. The grant extended over a two-year period, which ended in February 2004. In February 2004, we notified the NIH of a no-cost extension of the original budget period by twelve months. As a result of the notification, the grant was extended through February 2005. We recognized $0.1 million as revenue related to this grant in the year ended December 31, 2005.

In April 2004, we received a Phase I SBIR program grant from the National Institute of Diabetes and Digestive and Kidney Diseases of the NIH in the amount of $0.1 million to support its trodusquemine (formerly trodulamine) program. The grant extended over a one-year period which ended in March 2005. In March 2005, we notified the NIH of a no-cost extension to the original budget period by twelve months. As a result of the notification, the grant was extended to March 2006. We recognized $0.1 million of revenue related to this grant in the year ended December 31, 2006. We recognized no revenue related to this grant in the year ended December 31, 2005.

In September 2004, we received a Phase I SBIR program grant from the National Eye Institute of the NIH in the amount of $0.1 million to support its aminosterols for age-related macular degeneration program. The grant extended over a one-year period, which ended in August 2005. In August 2005, we notified the NIH of a no-cost extension to the original budget period by twelve months. As a result of the notification, the grant was extended to August 2006. We recognized $0.1 million of revenue related to this grant in the year ended December 31, 2006. We recognized no revenue related to this grant in the year ended December 31, 2005.

In February 2006, we entered into an agreement to provide pexiganan cream to a research facility for its conduct of a research study. As a result of this agreement, we recognized $15,000 as revenue in the year ended December 31, 2006.

Research and Development Expenses

Our current research and development programs include trodusquemine (MSI-1436) for the treatment of obesity and metabolic disorders, squalamine lactate, LOMUCIN™ (talniflumate), IL9 and other programs consisting of other aminosterols for the treatment of inflammatory disorders and LOCILEX (pexiganan) Cream for the treatment of infectious disease. The following table illustrates our research and development projects and the stage to which each has been developed:

	Development Stage	Status
Trodusquemine	Research/Preclinical	Active
Squalamine:
Squalamine	Phase II	Active
EVIZON™ (squalamine)	Phase II/III	Inactive(1)
LOMUCIN™	Phase II(2)	Active
IL9	Phase II	Active(3)
Other programs:
Other aminosterols	Research	Active
LOCILEX Cream	Phase III	Inactive

(1)	In January 2007, we announced the termination of our EVIZON™ clinical development program for the treatment of wet AMD.
(2)	Due to slower than expected enrollment, reporting of the one year outcomes from the study will not occur before 2008.
(3)	In April 2001, we entered into a collaborative agreement with MedImmune to develop and commercialize therapies related to our IL9 program.

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

We recognized research and development expenses of $17.7 million and $21.8 million in 2006 and 2005, respectively. The following table illustrates research and development expenses (in thousands) incurred during the years ended December 31, 2006 and 2005 for our significant groups of research and development projects.

	Years ended December 31,
	2006	2005
Squalamine program expenses	$10,839	$17,183
LOMUCIN™ program expenses	926	1,119
IL9 program expenses	26	264
Trodusquemine program expenses	1,149	77
Other program expenses	46	44
Indirect expenses	4,683	3,105

	$17,669	$21,792

Research and development expenses decreased in the year ended December 31, 2006, as compared to the same period a year ago, due to decreases in clinical trial costs ($4.6 million), third-party contract research ($0.6 million), manufacturing ($0.7 million), consulting expenses ($0.2 million) and research and development supplies ($0.2 million) related to our squalamine program for the treatment of wet AMD, decreases in clinical trial costs ($0.4 million) related to our LOMUCIN™ program and decreases in third-party contract research ($0.2 million) related to our IL9 program. These decreases were partially offset by increases in personnel costs ($0.2 million), manufacturing expenses ($0.5 million), third-party contract research ($0.3 million) and costs for consulting ($0.1 million) related to our trodusquemine obesity therapeutic program, as well as increases in personnel costs ($0.1 million) and manufacturing expenses ($0.1 million) related to our LOMUCIN™ program. In addition, indirect expenses increased primarily due to stock-based compensation expense for stock options from the adoption of SFAS 123R ($1.2 million), increased temporary labor ($0.2 million) and increased equipment rental and maintenance ($0.1 million).

The costs incurred to date on each of our development projects are not reasonably estimable because work on one program often supports or enhances another program. For example, it is not possible to separate the time and resources spent in development of squalamine lactate as a product candidate to treat wet AMD and as a product candidate to treat cancer because: (i) early research and development efforts devoted to cancer research led to development of our product candidate squalamine lactate (trade name EVIZON™) for AMD; (ii) clinical trial work pursuant to Genaera’s IND application for cancer forms part of the safety data base for the IND it filed with the FDA for wet AMD; (iii) our manufacturing development for squalamine lactate supports both the AMD and cancer programs; (iv) trodusquemine and squalamine are synthesized from the same starting material and a significant number of steps in the synthesis are identical; and (v) nonclinical testing conducted supports all regulatory filings and proposed indications for squalamine.

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

The nature of costs incurred in the future will also vary depending upon the stage of the product candidate’s development. Product candidates in the research stage often require significant laboratory work to develop and prepare the product candidate for preclinical testing and for testing in humans. Costs for such work typically include our staff, our facilities, lab supplies and equipment and fees to contract research facilities supervised by our personnel. All products to be tested in humans require preclinical testing and often require additional nonclinical testing while clinical trials are in process to fulfill regulatory requirements. Preclinical and nonclinical work requires expenditures for staffing and facilities. Costs will also be incurred for work done by contract research facilities under our supervision. Early stage products require development of manufacturing methods, supporting analytical and research work and qualifying vendors, including contract manufacturers. Products in human testing, particularly later stage trials, require manufacturing more significant quantities of product. The costs of conducting clinical trials include fees to contract research organizations to conduct the trials, payments to physicians and research centers, and payments for a wide range of services to prepare for clinical trials, support the trials and manage data gathered in the trials. Internal costs for clinical trials include staffing and infrastructure to design, adapt and manage the trials, as well as managing vendors providing supporting services. Smaller but continuing costs throughout the clinical trials process also include quality control and regulatory compliance activities conducted by Genaera staff and through contractors under our supervision.

General and Administrative Expenses

We recognized general and administrative expenses of $6.0 million and $5.9 million in 2006 and 2005, respectively. General and administrative expenses consist principally of personnel costs, professional fees and public company expenses. General and administrative costs increased in the year ended December 31, 2006, as compared to the same period a year ago, due principally to increases in stock-based compensation expense for stock options from the adoption of SFAS 123R ($1.1 million) and increases in investor and public relations expense ($0.3 million) due to the transition to a new investor and public relations service provider. These increases were partially offset by decreases in personnel costs ($0.3 million), severance costs ($0.6 million), bonus expense ($0.2 million) and restricted stock compensation expense ($0.2 million) associated with the resignation of our previous Chief Executive Officer in 2005.

Interest Income and Other

We recognized interest income of $1.5 million and $0.9 million in 2006 and 2005, respectively. Interest income is primarily comprised of income generated from cash and investments. Interest income increased during the year ended December 31, 2006, as compared to the same period a year ago, due to higher average investment balances and higher interest rates.

RESULTS OF OPERATIONS—2005 vs. 2004

Revenues

In April 2001, we entered into a research collaboration and licensing agreement with MedImmune to develop and commercialize therapies related to our IL9 program. MedImmune provided funding of $2.5 million, payable in eight equal quarterly installments through April 2003. MedImmune reimburses external costs reimbursements for certain research and development activities and patent prosecution expenses. For the year ended December 31, 2005, we recognized $0.3 million as revenue related to external cost reimbursements. For the year ended December 31, 2004, we recognized $0.8 million as revenue related to external cost reimbursements ($0.3 million) and milestone payments ($0.5 million).

In February 2002, we received a Phase II SBIR program grant from the NIH in the amount of $0.8 million to support its aminosterol research program. The grant extended over a two-year period, which ended in February 2004. In February 2004, we notified the NIH of a no-cost extension of the original budget period by twelve months. As a result of the notification, the grant was extended through February 2005. We recognized $0.1 million as revenue related to this grant in the year ended December 31, 2005. We recognized no revenue related to this grant for the year ended December 31, 2004.

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

Research and development expenses increased in the year ended December 31, 2005, as compared to the same period a year ago, due to increases in clinical trial costs ($8.5 million), personnel costs ($0.4 million) and costs for research and development supplies ($0.2 million) related to our squalamine program for the treatment of age-related macular degeneration, as well as increases in clinical trial costs ($0.7 million) related to our LOMUCIN™ program. In addition, indirect expenses increased ($0.2 million) as a result of increased overhead, such as utilities, insurance and general facilities costs related to additional personnel. These increases were partially offset by decreases in third-party contract research ($1.5 million), manufacturing ($0.2 million) and consulting expenses ($0.2 million) related to our squalamine program for the treatment of age-related macular degeneration, decreases in manufacturing expenses ($0.1 million) related to our LOMUCIN™ program, as well as decreases in other program expenses ($0.1 million).

General and Administrative Expenses

We recognized general and administrative expenses of $5.9 million and $5.0 million in 2005 and 2004, respectively. General and administrative expenses consist principally of personnel costs, professional fees and public company expenses. General and administrative costs increased in the year ended December 31, 2005, as compared to the same period a year ago, due principally to increases in personnel as a result of our expanded development efforts ($0.7 million), payment related to the resignation of the Company’s prior Chief Executive Officer ($0.6 million) and increased consulting expenses ($0.1 million). These increases were partially offset by decreases in patent filing fees ($0.4 million) and decreased investor relations expenses ($0.1 million).

Interest Income and Other

We recognized interest income of $0.9 million and $0.3 million in 2005 and 2004, respectively. Interest income is primarily comprised of income generated from cash and investments. Interest income increased during the year ended December 31, 2005, as compared to the same period a year ago, due to higher average investment balances and higher interest rates. We recognized a loss on the write-off of fixed assets of $0.1 million in the year ended December 31, 2004 as a result of the sale of excess research equipment.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments were $33.8 million at December 31, 2006 as compared to $32.2 million at December 31, 2005. The primary use of cash was to fund our research and development operations.

Current liabilities decreased by $3.5 million from $5.9 million at December 31, 2005 to $2.4 million at December 31, 2006, due primarily to a decrease in accounts payable and accrued expenses resulting from the timing and magnitude of our current research and development contracts.

Our capital expenditure requirements will depend upon numerous factors, including the progress of our research and development programs, the time and cost required to obtain regulatory approvals, our ability to enter into additional collaborative arrangements, the demand for products based on our technology, if and when such products are approved, and possible acquisitions of products, technologies and companies. We had no significant capital commitments as of December 31, 2006.

Our goal is to conduct significant research, pre-clinical development, clinical testing and manufacturing activities over the next several years. We expect that these activities, together with projected general and administrative expenses, will result in continued and significant losses.

Since inception, we have funded our operations primarily from the proceeds of public and private placements of our securities totaling approximately $253.3 million since our initial public offering in December 1991 and including the proceeds from the following private placements of our securities, net of costs, in 2004, 2005 and 2006:

•	$ 19.9 million—January 2004;

•	$ 13.5 million—November 2004;

•	$ 22.9 million—September 2005; and

•	$ 23.2 million—June 2006.

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

In June 2006, we completed the sale of 35,589,972 shares of our common stock and warrants to purchase 26,692,477 shares of common stock for net proceeds of $23.2 million. We believe that our current cash, cash equivalents and short-term investments at December 31, 2006 are sufficient to meet our research and development goals and sustain operations through 2008.

Contractual Cash Obligations

The table below sets forth our contractual obligations at December 31, 2006 (in thousands):

		Cash Payments Due by Period
Contractual Cash Obligations [1]	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating lease on building [2]	$1,313	$422	$891	$—	$—
Operating leases and maintenance contracts on equipment	151	94	57	—	—

Total contractual cash obligations	$1,464	$516	$948	$—	$—

[1]

This table does not include various agreements that we have entered into for services with third-party vendors, including agreements to conduct clinical trials, to manufacture product candidates, and for consulting and other contracted services, due to the cancelable nature of the services. We accrue the costs of these agreements based on estimates of work completed to date.

[2]	The lease provides for an annual rent escalation of $3,500 beginning on December 1, 2007 and an additional rent escalation of 4% beginning on December 1, 2008.

RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainties in income taxes recognized in an enterprise’s financial statements and prescribes a threshold of more-likely-than-not for recognition of tax benefits of uncertain tax positions taken or expected to be taken in a tax return. FIN 48 also provides related guidance on measurement, derecognition, classification, interest and penalties, and disclosures. The provisions of FIN 48 will be effective on January 1, 2007. The adoption of FIN 48 will not have a material impact on our results of operations or financial condition.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors using both the statement of operations approach and the balance sheet approach. In the initial year of adoption, if a company determines that an adjustment to prior year financial statements is required under either approach, SAB 108 allows for a one-time cumulative-effect adjustment to beginning retained earnings (accumulated deficit). SAB 108 is effective for interim periods of the first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have an impact on our results of operations or financial condition.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for the measurement of fair value, and enhances disclosures about fair value measurements. SFAS 157 does not require any new fair value measures. SFAS 157 is effective for fair value measures already required or permitted by other standards for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 will be required beginning on January 1, 2008. SFAS 157 is required to be applied prospectively, except for certain financial instruments. Any transition adjustment will be recognized currently as an adjustment to opening retained earnings (accumulated deficit) in the year of adoption. We do not anticipate that the adoption of SFAS 157 will have an impact on our results of operations and financial position.

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

As of December 31, 2006, our portfolio investments consisted of $12.0 million in cash and cash equivalents and $21.8 million in U.S. Treasury or U.S. government agency debt instruments having a maturity of less than one year. Due to the nature of our investment portfolio, management believes that a sudden change in interest rates would not have a material effect on the value of the portfolio. Management estimates that if the average annualized yield of our investments had decreased by 100 basis points, our interest income for the year ended December 31, 2006 would have decreased by approximately $0.3 million. This estimate assumes that the decrease occurred on the first day of 2006 and reduced the annualized yield of each investment instrument by 100 basis points. Correspondingly, if the average annualized yield of our investments had increased by 100 basis points, our interest income for the year ended December 31, 2006 would have increased by $0.3 million. This estimate assumes that the increase occurred on the first day of 2006 and increased the annualized yield of each investment instrument by 100 basis points. The impact on our future interest income will depend largely on the gross amount of our investment portfolio.

We do not currently have any significant foreign currency exchange rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Financial Statements beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

For the year ended December 31, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer (the principal executive officer) and our Executive Vice President and Chief Financial Officer (the principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that, as of December 31, 2006, our disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. A control system, no matter how well designed and operated, cannot provide assurance that the objectives of the control system are being met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Genaera’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of December 31, 2006, the Company’s internal control over financial reporting was effective based on those criteria.

Genaera’s independent registered public accounting firm has issued an audit report on our assessment of the Company’s internal control over financial reporting. Their report appears below.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Genaera Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Genaera Corporation maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Genaera Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Genaera Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Genaera Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Genaera Corporation as of December 31, 2006 and 2005, and the related statements of operations, changes in stockholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 14, 2007 expressed an unqualified opinion on those financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania

March 14, 2007

ITEM 9B. OTHER INFORMATION

None.

PART III

This Part incorporates certain information from our Proxy Statement for the 2007 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. Notwithstanding such incorporation, the section of our 2007 Proxy Statement entitled “Compensation Committee Report” shall not be deemed to be “filed” as part of this Annual Report.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is incorporated herein by reference to the sections entitled “Nominees for Election”, “Code of Ethics”, “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2007 Annual Meeting of Stockholders.

Information required by this item concerning our executive officers is included in Part I of this Annual Report.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item is incorporated herein by reference to the sections entitled “Compensation Discussion and Analysis”, “Compensation Committee Interlocks and Insider Participation”, “Compensation Committee Report”, “Executive Compensation”, “Compensation of Directors” and “Director Summary Compensation Table” in our Proxy Statement for the 2007 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated herein by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for the 2007 Annual Meeting of Stockholders.

Information required by this item concerning our equity compensation plan information is included in Part II of this Annual Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated herein by reference to the sections entitled “Certain Relationships and Related Person Transactions” and “Corporate Governance” in our Proxy Statement for the 2007 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is incorporated herein by reference to the section entitled “Proposal No. 2—Ratification of Selection of KPMG LLP as the Company’s Independent Registered Public Accounting Firm” in our Proxy Statement for the 2007 Annual Meeting of Stockholders.

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

Exhibit No.
3.1	Fifth Amended and Restated Certificate of Incorporation of Genaera Corporation (Incorporated by reference to Exhibit 3.1 filed with the Company’s Quarterly Report on Form 10-Q for June 30, 2006)

3.2	Certificate of Designations, Preferences and Rights of Series A Preferred Stock of Magainin Pharmaceuticals, Inc. dated May 8, 2000 (Incorporated by reference to Exhibit 10.2 filed with the Company’s Quarterly Report on Form 10-Q for June 30, 2000)

3.3	Certificate of Ownership and Merger Merging M Merger Sub, Inc. with and into Magainin Pharmaceuticals Inc. dated March 9, 2001 (Incorporated by reference to Exhibit 3.5 filed with the Company’s Quarterly Report on Form 10-Q for March 31, 2001)

3.4	Certificate of Designations, Preferences and Rights of Series B Preferred Stock of Genaera Corporation dated April 19, 2001 (Incorporated by reference to Exhibit 3.7 filed with the Company’s Quarterly Report on Form 10-Q for March 31, 2001)

3.5	By-laws of Genaera Corporation, as Amended and Restated on May 16, 2002 (Incorporated by reference to Exhibit 3.2 filed with the Company’s Quarterly Report on Form 10-Q for June 30, 2002)

3.6	Amended and Restated Certificate of Designations, Preferences and Rights for the Series C-1 Preferred Stock dated June 9, 2003 (Incorporated by reference to Exhibit 3.1 filed with the Company’s Current Report on Form 8-K filed with the SEC on June 12, 2003)

3.7	Amended and Restated Certificate of Designations, Preferences and Rights for the Series C-2 Preferred Stock dated June 9, 2003 (Incorporated by reference to Exhibit 3.2 filed with the Company’s Current Report on Form 8-K filed with SEC on June 12, 2003)

4.1	Specimen copy of stock certificate for shares of Common Stock of Genaera Corporation (Incorporated by reference to Exhibit 4.1 filed with the Company’s Quarterly Report on Form 10-Q for March 31, 2001)

Exhibit No.
10.1#	1992 Stock Option Plan of the Registrant, as Amended (Incorporated by reference to Exhibit A filed with the Company’s Proxy Statement for the 1996 Annual Meeting of Stockholders)

10.2#	Amended 1998 Equity Compensation Plan, as Amended and Restated on July 22, 2002 (Incorporated by reference to Exhibit 3.2 filed with the Company’s Quarterly Report on Form 10-Q for June 30, 2002)

10.3#	Amended 2004 Stock-Based Incentive Plan (Incorporated by reference to Exhibit 10.1 filed with the Company’s Quarterly Report on Form 10-Q for June 30, 2006)

10.4#	Form of Stock Option Agreement under Stock Option Plans (Incorporated by reference to Exhibit 4.6 filed with the Company’s Registration Statement No. 33-43579 on Form S-1)

10.5#	Amended and Restated Consulting Agreement with Michael A. Zasloff, M.D., Ph.D. (Incorporated by reference to Exhibit 10.5 filed with the Company’s Annual Report on Form 10-K for December 31, 2001)

10.6#+	Employment Agreement with Roy C. Levitt, M.D. (Incorporated by reference to Exhibit 10.24 filed with the Company’s Annual Report on Form 10-K for December 31, 1995)

10.7#	Employment Agreement with John L. Armstrong, Jr. (Incorporated by reference to Exhibit 10.36 filed with the Company’s Annual Report on Form 10-K for December 31, 2003)

10.8#	Employment Agreement with Roy C. Levitt, M.D. (Incorporated by reference to Exhibit 10.2 filed with the Company’s Quarterly Report on Form 10-Q for June 30, 2004)

10.9#	Form and Schedule of Stock Awards to Executive Officers (Incorporated by reference to Exhibit 4.7 filed with the Company’s Registration Statement No. 333-62073 on Form S-8)

10.10#	Change in Control Agreement with Roy C. Levitt, M.D. (Incorporated by reference to Exhibit 10.1 filed with the Company’s Quarterly Report on Form 10-Q for September 30, 2004)

10.11#	Change in Control Agreement with John L. Armstrong, Jr. (Incorporated by reference to Exhibit 10.2 filed with the Company’s Quarterly Report on Form 10-Q for September 30, 2004)

10.12#	Change in Control Agreement with John A. Skolas (Incorporated by reference to Exhibit 10.3 filed with the Company’s Quarterly Report on Form 10-Q for September 30, 2004)

10.13#	Employment Agreement with Michael J. Gast, M.D. (Incorporated by reference to Exhibit 10.42 filed with the Company’s Annual Report on Form 10-K for December 31, 2004)

10.14#	Letter Agreement between the Company and Roy C. Levitt, M.D. dated October 17, 2005 (Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed with the SEC on October 18, 2005)

10.15#	Amendment to the Letter Agreement between the Company and John L. Armstrong, Jr. dated December 1, 2005 (Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2005)

10.16	Lease with respect to Plymouth Meeting, Pennsylvania office and laboratory space dated December 13, 2001 (Incorporated by reference to Exhibit 10.12 filed with the Company’s Annual Report on Form 10-K for December 31, 2001)

10.17	Amended Patent License Agreement and Sponsored Research Agreement with The Children’s Hospital of Philadelphia (Incorporated by reference to Exhibit 10.1 filed with the Company’s Quarterly Report on Form 10-Q for June 30, 2003)

10.18	License Agreement with Multiple Peptide Systems, Inc. (Incorporated by reference to Exhibit 10.12 filed with the Company’s Registration Statement No. 33-43579 on Form S-1)

Exhibit No.
10.19	Second Amendment to License Agreement with Multiple Peptide Systems, Inc. (Incorporated by reference to Exhibit 10.30 filed with the Company’s Quarterly Report on Form 10-Q for September 30, 1996)

10.20+	Assignment Agreement between Magainin Pharmaceuticals, Inc., Roy C. Levitt, M.D. and GeneQuest, Inc. (Incorporated by reference to Exhibit 10.25 filed with the Company’s Annual Report on Form 10-K for December 31, 1995)

10.21+	Development, Supply and Distribution Agreement, effective as of February 12, 1997, with SmithKline Beecham Corporation (Incorporated by reference to Exhibit 10.29 filed with the Company’s Annual Report on Form 10-K for December 31, 1996)

10.22	Settlement and Termination Agreement between Abbott Laboratories Inc. and Magainin Pharmaceuticals, Inc., effective September 8, 1999 (Incorporated by reference to Exhibit 99.1 filed with the Company’s Current Report on Form 8-K filed with the SEC on September 28, 1999)

10.23	Registration Rights Agreement between Magainin Pharmaceuticals, Inc. and Genentech, Inc. dated April 28, 2000 (Incorporated by reference to Exhibit 10.4 filed with the Company’s Quarterly Report on Form 10-Q for June 30, 2000)

10.24+	Amended License Agreement between Magainin Pharmaceuticals, Inc. and Ludwig Institute for Cancer Research dated December 20, 1999 (Incorporated by reference to Exhibit 10.1 filed with the Company’s Quarterly Report on Form 10-Q for March 31, 2001)

10.25+	Second Research Agreement between Magainin Pharmaceuticals, Inc. and Ludwig Institute for Cancer Research dated December 20, 1999 (Incorporated by reference to Exhibit 10.2 filed with the Company’s Quarterly Report on Form 10-Q for March 31, 2001)

10.26+	Notice of Renewal of Second Research Agreement between Genaera Corporation and Ludwig Institute for Cancer Research dated October 31, 2001 (Incorporated by reference to Exhibit 10.22 filed with the Company’s Annual Report on Form 10-K for December 31, 2001)

10.27	Settlement Agreement between Genaera Corporation and Genentech, Inc. dated April 18, 2001 (Incorporated by reference to Exhibit 10.3 filed with the Company’s Quarterly Report on Form 10-Q for March 31, 2001)

10.28+	Collaboration and License Agreement between Genaera Corporation and MedImmune, Inc. dated April 19, 2001 (Incorporated by reference to Exhibit 10.4 filed with the Company’s Quarterly Report on Form 10-Q for March 31, 2001)

10.29	Amendment to Collaboration and License Agreement between Genaera Corporation and MedImmune, Inc. effective April 19, 2001 (Incorporated by reference to Exhibit 10.25 filed with the Company’s Annual Report on Form 10-K for December 31, 2001)

10.30	Preferred Stock Purchase Agreement between Genaera Corporation and MedImmune, Inc. dated April 19, 2001 (Incorporated by reference to Exhibit 10.5 filed with the Company’s Quarterly Report on Form 10-Q for March 31, 2001)

10.31	Warrants to purchase shares of Genaera Corporation Common Stock by Ladenburg Thalmann dated December 12, 2001 (Incorporated by reference to Exhibit 10.27 filed with the Company’s Annual Report on Form 10-K for December 31, 2001)

10.32	Placement Agency Agreement dated April 5, 2002 by and between Genaera Corporation and Wells Fargo Securities, LLC (Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed with the SEC on April 8, 2002)

10.33+	License, Development and Commercialization Agreement Between Genaera Corporation and Laboratorios Bago SA (Incorporated by reference to Exhibit 10.1 filed with the Company’s Quarterly Report on Form 10-Q for September 30, 2002)

Exhibit No.
10.34	Placement Agency Agreement between Genaera Corporation and Fortis Securities Inc. dated as of November 11, 2003 (Incorporated by reference to Exhibit 99.2 with the Company’s Current Report on Form 8-K filed with the SEC on November 14, 2003)

10.35	Consent Agreement to Amend and Restate the Certificates of Designations, Preferences and Rights for the Series C-1 Preferred Stock and Series C-2 Preferred Stock (Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed with the SEC on June 12, 2003)

10.36	Series C-1 and C-2 Preferred Stock and Warrant Purchase Agreement dated May 23, 2003 (Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed with the SEC on May 28, 2003)

10.37	Amendment No. 1 to Series C-1 and C-2 Preferred Stock and Warrant Purchase Agreement dated June 9, 2003 (Incorporated by reference to Exhibit 10.2 filed with the Company’s Current Report on Form 8-K filed with the SEC on June 12, 2003)

10.38	Form of Warrants to Purchase 1,500,000 Shares of Common Stock (Incorporated by reference to Exhibit 10.2 filed with the Company’s Current Report on Form 8-K filed with the SEC on May 28, 2003)

10.39	Form of Warrants to Purchase 500,000 Shares of Common Stock (Incorporated by reference to Exhibit 10.3 filed with the Company’s Current Report on Form 8-K filed with the SEC on May 28, 2003)

10.40	Placement Agency Agreement dated September 12, 2005 among Genaera Corporation, RBC Capital Markets Corporation and Fortis Securities LLC (Incorporated by reference to Exhibit 99.2 filed with the Company’s Current Report on Form 8-K/A filed with the SEC on September 15, 2005)

10.41	Securities Purchase Agreement dated September 9, 2005 by and between Genaera Corporation and Certain Purchasers (Incorporated by reference to Exhibit 99.1 filed with the Company’s Current Report on Form 8-K/A filed with the SEC on September 15, 2005)

10.42	Form of Warrants to Purchase 3,420,000 Shares of Common Stock (Incorporated by reference to Exhibit 10.42 filed with the Company’s Annual Report on Form 10-K for December 31, 2005)

10.43	Employment Agreement with John A. Skolas (Incorporated by reference to Exhibit 10.35 filed with the Company’s Annual Report on Form 10-K for December 31, 2003)

10.44	Placement Agency Agreement dated June 28, 2006 among Genaera Corporation, Banc of America Securities LLC and Fortis Securities LLC (Incorporated by reference to Exhibit 1.1 filed with the Company’s Current Report on Form 8-K filed with the SEC on June 29, 2006)

10.45	Form of Purchase Agreement dated June 28, 2006 by and between Genaera Corporation and certain purchasers (Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed with the SEC on June 29, 2006)

10.46	Form of Warrants to Purchase 26,692,477 Shares of Common Stock (Incorporated by reference to Exhibit 4.1 filed with the Company’s Current Report on Form 8-K filed with the SEC on June 29, 2006)

10.47	Letter terminating Development, Supply and Distribution Agreement with SmithKline Beecham Corporation (Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2006)

10.48*	Amendment to employment agreement with John A. Skolas dated September 29, 2004

Exhibit No.

10.49*	First Amendment to Lease Agreement with respect to Plymouth Meeting, Pennsylvania office and laboratory space dated February 6, 2004

10.50*	Second Amendment to Lease Agreement with respect to Plymouth Meeting, Pennsylvania office and laboratory space dated August 30, 2006

23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm

24.1*	Power of Attorney (Included on signature page of this Annual Report on Form 10-K)

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

Explanation of Footnotes to Listing of Exhibits:

*	Filed herewith.
#	Compensation plan or arrangement in which directors or executive officers are eligible to participate.
+	Portions of this Exhibit were omitted and filed separately with the SEC pursuant to an order granting confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENAERA CORPORATION

Date: March 14, 2007	By:	/s/ JOHN L. ARMSTRONG, JR.
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

Signature	Title	Date

/s/ JOHN L. ARMSTRONG, JR. John L. Armstrong, Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2007

/s/ R. FRANK ECOCK R. Frank Ecock	Director	March 14, 2007

/s/ ZOLA P. HOROVITZ, PH.D. Zola P. Horovitz, Ph.D.	Director	March 14, 2007

/s/ OSAGIE O. IMASOGIE Osagie O. Imasogie	Director	March 14, 2007

/s/ PETER J. SAVINO, M.D. Peter J. Savino, M.D.	Director	March 14, 2007

/s/ ROBERT F. SHAPIRO Robert F. Shapiro	Director	March 14, 2007

/s/ JOHN A. SKOLAS John A. Skolas	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2007

/s/ JAMES B. WYNGAARDEN, M.D. James B. Wyngaarden, M.D.	Director	March 14, 2007

GENAERA CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Genaera Corporation:

We have audited the accompanying balance sheets of Genaera Corporation as of December 31, 2006 and 2005, and the related statements of operations, changes in stockholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Genaera Corporation as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 2 and 9 to the financial statements, effective January 1, 2006, the Company adopted the fair value method of accounting for stock-based compensation as required by Statement of Financial Accounting Standards No. 123R, Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Genaera Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/    KPMG LLP

Philadelphia, Pennsylvania

March 14, 2007

GENAERA CORPORATION

BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$11,965	$16,418
Short-term investments (NOTE 3)	21,841	15,797
Prepaid expenses and other current assets	629	892

Total current assets	34,435	33,107
Fixed assets, net (NOTE 4)	759	848
Other assets	56	56

Total assets	$35,250	$34,011

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses (NOTE 5)	$2,427	$5,946

Total current liabilities	2,427	5,946
Other liabilities (NOTE 11)	1,770	1,781

Total liabilities	4,197	7,727

Commitments and contingencies (NOTE 14)

Stockholders’ equity:
Preferred stock—$0.001 par value; 9,211 shares authorized; none issued and outstanding at December 31, 2006 and 2005	—	—
Common stock—$0.002 par value; 150,000 and 100,000 shares authorized; 104,653 and 68,704 shares issued and outstanding at December 31, 2006 and 2005, respectively	209	137
Additional paid-in capital	291,669	265,756
Accumulated other comprehensive loss	(59)	(77)
Accumulated deficit	(260,766)	(239,532)

Total stockholders’ equity	31,053	26,284

Total liabilities and stockholders’ equity	$35,250	$34,011

See accompanying notes to financial statements.

GENAERA CORPORATION

STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2006	2005	2004
Collaborative research agreement and grant revenues (NOTE 11)	$892	$446	$873

Costs and expenses:
Research and development	17,669	21,792	14,004
General and administrative	5,996	5,891	4,951

	23,665	27,683	18,955

Loss from operations	(22,773)	(27,237)	(18,082)
Interest income, net	1,542	870	327
(Loss) gain on sale of fixed assets	(3)	6	(118)

Net loss	$(21,234)	$(26,361)	$(17,873)

Net loss per share—basic and diluted	$(0.24)	$(0.44)	$(0.34)

Weighted average shares outstanding—basic and diluted	87,075	60,580	52,839

See accompanying notes to financial statements.

GENAERA CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’

EQUITY AND COMPREHENSIVE LOSS

(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stock- holders’ Equity
	Number of Shares	Amount
Balance at January 1, 2004	47,024	$94	$205,826	$—	$(195,298)	$10,622
Exercise of stock options and compensation expense under option grants and stock awards	714	1	2,634	—	—	2,635
Common stock issued pursuant to private placements	9,134	18	33,412	—	—	33,430
Exercise of common stock warrants issued pursuant to May 2003 private placement	200	1	273	—	—	274
Comprehensive loss:
Net loss	—	—	—	—	(17,873)	(17,873)
Carrying value adjustment	—	—	—	(6)	—	(6)

Total comprehensive loss						(17,879)

Balance at December 31, 2004	57,072	114	242,145	(6)	(213,171)	29,082
Exercise of stock options and compensation expense under option grants and stock awards	232	—	692	—	—	692
Common stock issued pursuant to private placement	11,400	23	22,919	—	—	22,942
Comprehensive loss:
Net loss	—	—	—	—	(26,361)	(26,361)
Carrying value adjustment	—	—	—	(71)	—	(71)

Total comprehensive loss						(26,432)

Balance at December 31, 2005	68,704	137	265,756	(77)	(239,532)	$26,284
Exercise of stock options and compensation expense under option grants and stock awards	359	1	2,768	—	—	2,769
Common stock issued pursuant to private placement	35,590	71	23,145	—	—	23,216
Comprehensive loss:
Net loss	—	—	—	—	(21,234)	(21,234)
Carrying value adjustment	—	—	—	18	—	18

Total comprehensive loss						(21,216)

Balance at December 31, 2006	104,653	$209	$291,669	$(59)	$(260,766)	$31,053

See accompanying notes to financial statements.

GENAERA CORPORATION

STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2006	2005	2004
Cash Flows From Operating Activities:
Net loss	$(21,234)	$(26,361)	$(17,873)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	420	332	344
Amortization of investment discounts/premiums	(26)	41	(149)
Compensation expense on option grants and equity awards	2,685	652	841
Loss (gain) on sale of fixed assets	3	(6)	118
Changes in operating assets and liabilities:
Prepaid expenses and other assets	263	(287)	(338)
Accounts payable and accrued expenses	(3,475)	2,623	1,406
Accrued development expenses	—	(563)	(966)
Other liabilities	(11)	1,201	95

Net cash used in operating activities	(21,375)	(22,368)	(16,522)

Cash Flows From Investing Activities:
Purchase of investments	(32,000)	(32,975)	(37,781)
Proceeds from maturities of investments	26,000	35,000	26,500
Proceeds from sales of fixed assets	—	13	—
Capital expenditures	(334)	(451)	(103)

Net cash (used in) provided by investing activities	(6,334)	1,587	(11,384)

Cash Flows From Financing Activities:
Net proceeds from issuance of common stock	23,216	22,942	33,430
Proceeds from exercise of options and warrants	40	40	2,068

Net cash provided by financing activities	23,256	22,982	35,498

Net (decrease) increase in cash and cash equivalents	(4,453)	2,201	7,592
Cash and cash equivalents at beginning of year	16,418	14,217	6,625

Cash and cash equivalents at end of year	$11,965	$16,418	$14,217

Supplemental Cash Flow Information:
Cash paid for interest	$—	$—	$2

See accompanying notes to financial statements.

GENAERA CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 1. The Company

Genaera Corporation (“Genaera” or the “Company”), a Delaware corporation, was incorporated on June 29, 1987. Genaera is a biopharmaceutical company committed to developing medicines to address substantial unmet medical needs in major pharmaceutical markets. The Company’s research and development efforts are focused on obesity, anti-angiogenesis and respiratory diseases.

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

In June 2006, the Company completed the sale of 35,589,972 shares of its common stock and warrants to purchase 26,692,477 shares of common stock for net proceeds of $23,216,000. The Company believes its current cash, cash equivalents and short-term investments at December 31, 2006 are sufficient to meet its research and development goals and sustain operations through 2008.

NOTE 2. Summary of Significant Accounting Policies

Use of Estimates—The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

GENAERA CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

Fixed Assets and Depreciation—Fixed assets are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets including: three years for computers and software, five years for laboratory and office equipment, and seven years for furniture and fixtures. Leasehold improvements are amortized using the straight-line method over the term of the respective lease, or their estimated useful lives, whichever is shorter. Expenditures for maintenance and repairs are charged to expense as incurred.

Impairment of Long-Lived Assets—In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), long-lived assets subject to depreciation or amortization, such as fixed assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held-for-sale are presented separately in the appropriate asset and liability sections of the balance sheet. The Company has not recognized any impairment losses for the years ended December 31, 2006, 2005 and 2004.

Revenue Recognition—In accordance with Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition (“SAB 104”), revenues from research and development arrangements are recognized in accordance with the terms of the related agreements, either as services are performed or as milestones are achieved. Revenues related to up-front fees are deferred and recognized over specified future performance periods.

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

GENAERA CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

Stock-Based Compensation—The Company’s stock-based compensation awards include stock options and restricted stock granted to employees and stock options and restricted stock granted to non-employee service providers. The Company adopted SFAS No. 123R, Share-Based Payment (“SFAS 123R”), effective January 1, 2006 using the modified prospective method. Under the modified prospective method, the Company will record compensation cost for awards granted, modified, cancelled or repurchased since adoption of SFAS 123R, and compensation cost for the unvested portion of awards granted prior to adoption based on the original estimated fair value of such awards. SFAS 123R requires that compensation cost for all new stock-based awards be measured at fair value on the date of grant. Compensation cost is recognized over the requisite service period for awards expected to vest. The fair value of stock option grants is determined using the Black-Scholes valuation model, which is consistent with the Company’s valuation technique previously utilized for options in footnote disclosures required under SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS 148”). Such amounts, net of estimated forfeitures, are recognized as compensation expense over the requisite service period using the accelerated method under SFAS 123R. Prior to January 1, 2006, the Company accounted for employee stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Under the intrinsic value method, compensation expense was recorded for the excess of the stock’s quoted market price at the time of grant over the amount an employee had to pay to acquire the stock. Because the Company’s equity compensation plans require stock options to be granted at prices equal to or above the fair market value of the Company’s common stock on the grant dates, no compensation expense related to employee options was recorded prior to January 1, 2006 under the intrinsic value method.

Income Taxes—The Company accounts for income taxes using the asset and liability method as prescribed by SFAS No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities, and net operating loss carryforwards and credit carryforwards. Deferred tax assets and liabilities are measured using the enacted tax rates and laws that will be in effect when the temporary differences are expected to reverse. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits that are not expected to be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period in which tax rate changes are enacted.

Loss Per Share—The Company calculates loss per share under the provisions of SFAS No. 128, Earnings Per Share (“SFAS 128”). SFAS 128 requires a dual presentation of “basic” and “diluted” loss per share on the face of the statement of operations. Basic loss per share is computed by dividing the net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted loss per share includes the dilutive effect, if any, from the potential exercise or conversion of securities, such as stock options and warrants, which would result in the issuance of shares of common stock. For the years ended December 31, 2006, 2005 and 2004, options and warrants to purchase 38,132,118, 10,204,516 and 5,376,641 shares of the Company’s common stock, respectively, were not included in the calculation of the diluted per share amounts as their effect was anti-dilutive. Basic and diluted loss per share amounts are the same as the Company reported a loss for all periods presented.

GENAERA CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

Recently Issued Accounting Standards— In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainties in income taxes recognized in an enterprise's financial statements and prescribes a threshold of more-likely-than-not for recognition of tax benefits of uncertain tax positions taken or expected to be taken in a tax return. FIN 48 also provides related guidance on measurement, derecognition, classification, interest and penalties, and disclosures. The provisions of FIN 48 will be effective for the Company on January 1, 2007. The adoption of FIN 48 will not have a material impact on the Company's results of operations or financial condition.

In September 2006, the Securities and Exchange Commission issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors using both the statement of operations approach and the balance sheet approach. In the initial year of adoption, if a company determines that an adjustment to prior year financial statements is required under either approach, SAB 108 allows for a one-time cumulative-effect adjustment to beginning retained earnings (accumulated deficit). SAB 108 is effective for interim periods of the first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have an impact on the Company's results of operations or financial condition.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for the measurement of fair value, and enhances disclosures about fair value measurements. SFAS 157 does not require any new fair value measures. SFAS 157 is effective for fair value measures already required or permitted by other standards for fiscal years beginning after November 15, 2007. The Company is required to adopt SFAS 157 beginning on January 1, 2008. SFAS 157 is required to be applied prospectively, except for certain financial instruments. Any transition adjustment will be recognized currently as an adjustment to opening retained earnings (accumulated deficit) in the year of adoption. The Company does not anticipate that the adoption of SFAS 157 will have an impact on the Company's results of operations and financial position.

NOTE 3. Investments

The Company invests in securities of the U.S. Treasury and U.S. government agencies. Excess cash is invested on a short-term basis in U.S. government-based money market funds. At December 31, 2006 and 2005, the Company had $15,923,000 and $5,950,000, respectively, invested in U.S. Treasury securities and $5,918,000 and $9,847,000, respectively, invested in U.S. government agency securities. The Company had unrealized losses of $59,000 and $77,000 at December 31, 2006 and 2005, respectively.

GENAERA CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

NOTE 4. Fixed Assets

Fixed assets are summarized as follows (in thousands):

	December 31, 2006	December 31, 2005
Laboratory and office equipment	$707	$704
Computers and software	472	318
Furniture and fixtures	204	147
Leasehold improvements	1,254	1,150

	2,637	2,319
Less accumulated depreciation and amortization	(1,878)	(1,471)

	$759	$848

Depreciation and amortization expense for the years ended December 31, 2006, 2005 and 2004 was $420,000, $332,000 and $344,000, respectively.

NOTE 5. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	December 31, 2006	December 31, 2005
Accounts payable	$355	$1,495
Employee compensation	640	1,408
Manufacturing development costs	210	626
Professional fees	119	191
Preclinical costs	82	121
Clinical and regulatory costs	1,015	1,977
Other	6	128

	$2,427	$5,946

NOTE 6. Preferred Stock

The Company’s certificate of incorporation provides the board of directors the power to issue shares of preferred stock without stockholder approval. This preferred stock could have voting rights, including voting rights that could be superior to that of the Company’s common stock, and the board of directors has the power to determine these voting rights. At December 31, 2006 and 2005, all of the 9,211,031 shares of preferred stock authorized under the Company’s Certificate of Incorporation are undesignated and unissued.

NOTE 7. Common Stock

On January 21, 2004, the Company sold 4,950,500 shares of its common stock to four institutional investors in a private placement at a purchase price of $4.04 per share. Net proceeds to the Company from the offering totaled approximately $19,930,000 after offering costs of approximately $70,000. The share price was calculated based on a 10% discount to the five-day moving average of the closing price of the Company’s common stock on the Nasdaq SmallCap Market on January 20, 2004. In addition, warrants to purchase 990,100 shares of the Company’s common stock were issued to the institutional investors (see Note 8).

GENAERA CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

On June 30, 2006, the Company completed the sale of 35,589,972 shares of its common stock and warrants to purchase 26,692,477 shares of common stock to unaffiliated institutional investors in a registered direct offering. The purchase price of such common stock and warrant was $0.704 per unit, with each unit comprised of one share of common stock and a warrant to purchase .75 shares of common stock. The aggregate net proceeds from the sale of shares and warrants were approximately $23,216,000 after offering expenses ($331,000) and placement agency fees ($1,503,000). The shares and warrants were offered through a prospectus supplement to the Company’s effective shelf registration statement.

NOTE 8. Common Stock Warrants

The table below sets forth the outstanding warrants issued prior to 2005:

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

(3)

The warrants are subject to adjustment under certain circumstances, including the issuance of shares of common stock by the Company for consideration per share less than the market price of the common stock at the time of said issuance and the issuance by the Company of securities convertible into shares of common stock for which the exercise or conversion price, when added to the purchase price of such convertible securities, is less than the exercise price of the warrants.

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

GENAERA CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

In connection with its June 2006 registered direct offering, the Company issued to institutional investors warrants to purchase 26,692,477 shares of its common stock. The warrants have an exercise price of $0.6101 per share and expire on December 30, 2011. The exercise price and the number of shares that may be purchased upon exercise of the warrants may be adjusted from time to time as a result of a stock dividend, split or subdivision of shares, as well as a combination of shares, merger or consolidation. As of December 31, 2006, all of the warrants were outstanding and exercisable.

NOTE 9. Stock-Based Compensation

In May 1998, the stockholders approved the 1998 Equity Compensation Plan (the “1998 Plan”), which provides for the granting of options and stock awards of up to 1,500,000 shares of common stock. In May 2001, the stockholders approved an amendment to the 1998 Plan to increase the number of shares of common stock issuable thereunder to 3,500,000 shares. In May 2004, the stockholders approved the 2004 Stock-Based Incentive Compensation Plan (the “2004 Plan”), which provides for the granting of options and stock awards of up to 4,500,000 shares of common stock. In May 2006, the stockholders approved an amendment to the 2004 Plan to increase the number of shares of the Company’s common stock issuable thereunder to 7,500,000 shares of common stock. In October 2006, the stockholders approved an amendment to the 2004 Plan to increase the number of shares of the Company’s common stock issuable thereunder to 11,000,000 shares.

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

Prior to the adoption of SFAS 123R, the Company provided the disclosures required under SFAS 123, as amended by SFAS 148. Employee stock-based compensation was not reflected in the Company’s results of operations for the years ended December 31, 2005 and 2004 for employee stock options, as all options were granted with an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table provides the information disclosed for the years ended December 31, 2005 and 2004 in accordance with SFAS 123, as amended by SFAS 148 (in thousands, except per share data):

	2005	2004
Net loss, as reported	$(26,361)	$(17,873)
Add: Stock-based employee compensation expense included in reported net loss	548	729
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all stock-based awards	(2,757)	(1,561)

Pro forma net loss	$(28,570)	$(18,705)

Net loss per share—basic and diluted:
As reported	$(0.44)	$(0.34)

Pro forma	$(0.47)	$(0.35)

GENAERA CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

The Company has adopted SFAS 123R using the modified prospective method as of January 1, 2006. Total employee stock-based compensation expense included in the statement of operations for the year ended December 31, 2006 is as follows (in thousands, except per share amounts):

Stock-based compensation included in:
Research and development expense	$1,221
General and administrative expense	1,446

Net loss	$2,667

Net loss per share—basic and diluted	$(0.03)

The proceeds received from the exercise of stock options for the years ended December 31, 2006, 2005 and 2004 was $40,000, $40,000 and $1,794,000, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing method and the following assumptions:

	2006	2005	2004
Range of risk free interest rates	4.5%-5.10%	3.7%-4.5%	3.0%-4.0%
Dividend yield	0%	0%	0%
Volatility factor	96%-98%	125%	121%
Weighted average expected life of options (in years)	4.6	5.0	6.0
Weighted average fair value of options granted during the year	$0.38	$1.52	$3.21

The computation of expected volatility is based on the historical volatility of the Company’s stock price. The computation of expected life was determined based on historical experience of similar awards. The risk-free interest rate is based on the yield of U.S. Treasury constant maturities with a term consistent with the expected life of the options.

A summary of the status of the Company’s stock options as of December 31, 2006 and changes during the year then ended is presented below (in thousands, except per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2006	5,577	$2.90
Granted	2,355	0.51
Exercised	(101)	0.40
Forfeited	(785)	2.77
Expired	(184)	7.52

Outstanding at December 31, 2006	6,862	$2.01	7.8	$13

Vested at December 31, 2006 and expected to vest	6,581	$2.05	7.7	$11

Exercisable at December 31, 2006	2,691	$3.08	5.8	$0

Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the quoted price of the Company’s common stock for the options that were in-the-money at December 31, 2006. The total intrinsic value of stock options exercised during the years ended December 31, 2006, 2005 and 2004 was $94,000, $74,000 and $983,000, respectively, determined as of the date of exercise.

GENAERA CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

As of December 31, 2006, there was approximately $1,870,000 of total unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted average period of 2.7 years.

The 1998 Plan provides for the issuance of common stock awards, up to a maximum of 875,000 shares. The 2004 Plan provides for the issuance of common stock awards with no restriction as to the percentage of shares issued as stock awards in relation to the maximum shares allowable under the plan. Such awards shall be made subject to such performance requirements, vesting provisions, transfer restrictions or other restrictions and conditions as a committee of the Company’s board of directors may determine. Under the 1998 and 2004 Plans, common stock awards that are canceled are reissuable. As of December 31, 2006, 484,125 and 212,875 shares, net of cancellations, have been awarded under the 1998 Plan and 2004 Plan, respectively. The fair value of these awards is determined based on the number of shares granted and the quoted price of the Company’s stock on the grant date. The resulting compensation cost of these awards will be recognized as expense over the vesting periods, which range from two to four years. The Company has not assumed any expected forfeitures for the stock awards as those awards have been granted to a small number of individuals. A summary of the status of the Company’s nonvested stock awards as of December 31, 2006 and the changes during the year then ended is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2006	186,666	$3.84
Granted	186,000	1.24
Vested	(207,834)	2.87
Forfeited	(5,000)	3.98

Nonvested at December 31, 2006	159,832	$2.08

As of December 31, 2006, there was approximately $221,000 of total unrecognized compensation expense related to nonvested stock awards, which is expected to be recognized over a weighted average period of 0.74 years. The total fair value of stock awards vested during the years ended December 31, 2006, 2005 and 2004 was $191,000, $344,000 and $99,000, respectively. Compensation expense related to stock awards for the years ended December 31, 2006, 2005 and 2004 was $349,000, $545,000 and $503,000, respectively.

In 2006, 2005 and 2004, the Company issued 51,000, 25,000 and 56,000 shares, respectively of the Company’s common stock to consultants. The Company recorded compensation expense for the common stock issued to the consultants of $18,000, $103,000 and $112,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

NOTE 10. Income Taxes

As of December 31, 2006, the Company has $171,136,000 of net operating loss (“NOL”) carryforwards for federal income tax purposes (expiring in years 2007 through 2026). In addition, the Company has NOL carryforwards for state income tax purposes of $138,508,000 (expiring in years 2007 through 2026). The annual limitation on the utilization of Pennsylvania NOL carryforwards could be limited to $3,000,000. As such, the Company may not utilize all of its state NOL carryforwards. The Company also has $8,700,000 of research and development tax credit carryforwards available to offset future federal income tax liability (expiring in years 2011 through 2026) and $334,000 of research and development tax credit carryforwards available to offset future state income tax liability. The NOL carryforward differs from the accumulated deficit principally due to differences in the recognition of certain expenses between financial and federal tax reporting. As of December

GENAERA CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

31, 2006, approximately $3,033,000 of the Company’s gross deferred tax assets, for which no benefits have been recognized, are attributable to stock option deductions. To the extent that such tax benefits are recognized in the future, the benefit would be credited directly to stockholders’ equity.

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

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and NOL and tax credit carryforwards. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible or the NOL and tax credit carryforwards can be utilized. Due to the uncertainty of the Company’s ability to realize the benefit of the deferred tax asset, the deferred tax assets are fully offset by a valuation allowance at December 31, 2006 and 2005. The net change in the valuation allowance for deferred tax assets at December 31, 2006 and 2005 was an increase of $6,415,000 and $8,444,000, respectively. The expected tax benefit calculated using a federal statutory tax rate of 35% has been reduced to an actual benefit of zero due primarily to the aforementioned valuation allowance.

Significant components of the net deferred tax assets as of December 31, 2006 and 2005 consist of the following (in thousands):

	2006	2005
Deferred tax assets:
Net operating loss carryforwards	$68,892	$65,106
Research and development tax credit carryforwards	8,917	7,651
Capitalized research and development	29,934	27,457
Accrued expenses, reserves and other	195	23
Depreciation and amortization	896	2,182

Total gross deferred tax assets	108,834	102,419
Valuation allowance	(108,834)	(102,419)

Deferred tax assets, net	$—	$—

GENAERA CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

The reconciliation between income tax expense at the federal statutory rate and the amount recognized in the statement of operations for 2006, 2005 and 2004 is as follows:

	Year Ended December 31
	2006		2005		2004
Pre-tax book loss	$(7,432)	-35.0%	$(9,226)	-35.0%	$(6,256)	-35.0%
Adjustments resulting from:
Non-deductible items	7	0.0%	8	0.0%	8	0.0%
Credits generated during year	(294)	-1.3%	(425)	-1.6%	(539)	-3.0%
Increase in federal valuation allowance	7,719	36.3%	9,643	36.6%	6,787	38.0%

Total income tax expense	$—	0.0%	$—	0.0%	$—	0.0%

NOTE 11. Collaborative Arrangements

In February 1997, the Company entered into a development, supply and distribution agreement in North America with GlaxoSmithKline for LOCILEX Cream (the “GlaxoSmithKline Agreement”). GlaxoSmithKline paid the Company $10,000,000 under this agreement. Because LOCILEX was not approved by the United States Food and Drug Administration (“FDA”), commercialization did not occur. The GlaxoSmithKline Agreement gave GlaxoSmithKline rights to terminate the arrangement and, under certain conditions, the right to negotiate for rights to another Genaera product development candidate. In October 2006, the Company received notification from Smithkline Beecham Corporation, d/b/a GlaxoSmithKline (“GSK”), stating GSK was terminating the GlaxoSmithKline Agreement between the Company and GSK for LOCILEX Cream and that GSK had no further rights to any of the Company’s products under such agreement.

In April 2001, the Company entered into a research collaboration and licensing agreement with MedImmune, Inc. (“MedImmune”) to develop and commercialize therapies related to the Company’s IL9 program. MedImmune provided funding of $2,500,000 to the Company for research and development activities at the Company over a two-year period from April 2001 to April 2003 (the “R&D Funding”). The R&D Funding was paid in eight quarterly installments and recognized by the Company as revenues on a straight-line basis over the two-year period. By the end of that two-year period, licensed technology had been transferred to MedImmune and MedImmune assumed responsibility for development and commercialization efforts on the IL9 program. In addition to the R&D Funding, MedImmune agreed to reimburse the Company for certain external costs incurred by the Company in connection with the IL9 research plan, which will be recognized by the Company as revenues when the related expenses are incurred. In August 2004, the Company received a milestone payment as a result of the initiation of Phase I clinical trials. In December 2006, the Company received a milestone payment as a result of the initiation of Phase II clinical trials. For the year ended December 31, 2006, the Company recognized $677,000 of revenue from milestone payments ($500,000) and external cost reimbursements ($177,000). For the year ended December 31, 2005, the Company recognized $343,000 of revenue from external cost reimbursements. For the year ended December 31, 2004, the Company recognized $848,000 of revenue from milestone payments ($500,000) and external cost reimbursements ($348,000). The Company could also receive up to $54,000,000 in additional payments based on successful completion of future milestones. The Company is also entitled to royalties on sales of commercial products resulting from the collaboration. Receipt of future milestones and royalties is dependent upon favorable results in the future from clinical trials being conducted by MedImmune, MedImmune continuing to conduct the research and development activities required to commercialize the product and the commercial success of the product if and when it is approved for marketing by the FDA.

In September 2001, the Company received a contingent award of up to $1,700,000 from Cystic Fibrosis Foundation Therapeutics (“CFFT”), an affiliate of the Cystic Fibrosis Foundation, to support early clinical

GENAERA CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

evaluation of LOMUCIN involving subjects with cystic fibrosis. In April 2005, the award was increased to $2,863,000, consisting of $513,000 previously received in connection with the Company’s initial Phase II trial of LOMUCIN and up to $2,350,000 in milestone-driven matching funds from CFFT to support a multi-center, randomized, double-blind, placebo-controlled Phase II clinical trial of LOMUCIN. After consultation with CFFT, the protocol for this trial was amended in June 2006 to decrease the number of evaluable subjects to be enrolled in the trial from 200 to 80. Of the total grant of $2,863,000, $1,713,000 of grant support relating to the Phase II clinical evaluation of LOMUCIN has been received by the Company and was recorded as a long-term liability as of December 31, 2006. The Company did not recognize this amount as revenue as it is refundable to CFFT upon marketing approval by the FDA or if the Company elects not to enter Phase III clinical trials or to commercialize the product within two years of the satisfaction of certain development milestones, assuming the achievement of statistically significant results. The Company is currently in discussion with CFFT regarding appropriate amendments to the grant in light of the revised protocol. There can be no assurance that CFFT will not decrease the amount of the grant or amend the terms thereof. CFFT is also due a royalty of up to 1.6% on net sales of any resultant product, based upon the amount of funding ultimately provided by CFFT.

In February 2002, the Company received a Phase II Small Business Innovative Research (“SBIR”) program grant from the National Institutes of Health (“NIH”) in the amount of $800,000 to support its aminosterol research program. The grant extended over a two-year period, which ended in February 2004. In February 2004, the Company notified the NIH of a no-cost extension of the original budget period by twelve months. As a result of the notification, the grant was extended to February 2005. The Company recognized $96,000 of revenue related to this grant for the year ended December 31, 2005. The Company recognized no revenue related to this grant during the years ended December 31, 2006 or 2004.

In April 2004, the Company received a Phase I SBIR program grant from the National Institute of Diabetes and Digestive and Kidney Diseases of the NIH in the amount of $100,000 to support its trodusquemine (formerly trodulamine) program. The grant originally extended over a one-year period which ended in March 2005. In March 2005, the Company notified the NIH of a no-cost extension to the original budget period by twelve months. As a result of the notification, the grant was extended to March 2006. The Company recognized $100,000 of revenue related to this grant for the year ended December 31, 2006. The Company recognized no revenue related to this grant during the years ended December 31, 2005 or 2004.

In September 2004, the Company received a Phase I SBIR program grant from the National Eye Institute of the NIH in the amount of $100,000 to support its aminosterols for age-related macular degeneration program. The grant originally extended over a one-year period which ended in August 2005. In August 2005, the Company notified the NIH of a no-cost extension to the original budget period by twelve months. As a result of the notification, the grant was extended to August 2006. The Company recognized $100,000 of revenue related to this grant for the year ended December 31, 2006. The Company recognized no revenue related to this grant during the years ended December 31, 2005 or 2004.

In February 2006, the Company entered into an agreement to provide pexiganan cream to a research facility for its conduct of a research study. As a result of this agreement, the Company recognized $15,000 of revenue for the year ended December 31, 2006. The Company recognized no revenue related to this agreement during the years ended December 31, 2005 or 2004.

NOTE 12. 401(k) Plan

The Company maintains a 401(k) retirement plan available to all full-time, eligible employees. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under federal tax regulations. The Company, at its discretion, may make certain contributions to the plan. During

GENAERA CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

2005, the Company amended its 401(k) retirement plan to match a portion of employee contributions up to 3% of each employee’s eligible compensation up to a maximum of $2,400 per plan year. The match was effective January 1, 2006 and vests 20% per year of employment. The Company contributed $81,000 to the plan during the year ended December 31, 2006. No such Company contributions were made during the years ended December 31, 2005 or 2004.

NOTE 13. Fair Value of Financial Instruments

The fair value of financial instruments represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. Cash equivalents, short-term investments and accounts payable are carried at amounts that reasonably approximate their fair values due to the short-term nature of these instruments.

NOTE 14. Commitments and Contingencies

Facility Lease

The Company has entered into an operating lease for its laboratory and corporate office facilities, which expires in November 2009. Minimum annual rent payments through 2009 are as follows (in thousands):

Year Ending December 31,
2007	$422
2008	457
2009	434

$1,313

Rent expense, which includes the cost of common area maintenance and other building operating expenses paid to the landlord, was $470,000, $465,000 and $441,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Equipment Leases and Maintenance Contracts

The Company has entered into multiple operating leases and maintenance contracts for its laboratory and corporate office equipment, which extend through February 2009. Minimum annual lease payments through 2009 are as follows (in thousands):

Year Ended December 31,
2007	$94
2008	50
2009	7

$151

Equipment rental expense was $84,000, $68,000 and $128,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

GENAERA CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Employment Agreements

The Company has employment agreements with all of its officers and employees. Employees covered under employment contracts who are terminated “without cause” are entitled to receive continuation of base pay for periods ranging from two months to twelve months.

During the year ended December 31, 2005, an executive ceased employment with the Company. As a result, the Company recorded $612,000 of severance expense for the year ended December 31, 2005 for that executive. In 2004, two executives ceased employment with the Company. As a result, the Company recorded $460,000 of severance expense and $194,000 of stock compensation expense for the year ended December 31, 2004 for those executives.

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

Litigation

On August 4, 2003, a lawsuit was filed against the Company by Perceptive Life Sciences Master Fund, LTD in the United States District Court for the Eastern District of Pennsylvania alleging the existence and subsequent breaches of certain contractual obligations by the Company in connection with its sale of shares of Series C Preferred Stock in May 2003. The plaintiff was seeking monetary damages from the Company or a judgment by the court that the Company should specifically perform the terms of an alleged agreement related to such sale. On February 5, 2005, the parties entered in a settlement agreement. The settlement is on terms that are not material to the Company, and does not constitute an admission of wrongdoing or liability by the Company. On February 28, 2005, the Court entered the parties’ stipulated order dismissing the lawsuit with prejudice.

GENAERA CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

NOTE 15. Quarterly Results (Unaudited)

The following tables contain selected unaudited information for each quarter of the fiscal years ended December 31, 2006 and 2005 (in thousands, except per share amounts). In the fourth quarters of 2006 and 2005, the Company recorded a charge to compensation expense of $528,000 and $661,000, respectively, relating to discretionary bonus awards to officers and employees. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Collaborative research agreement and grant revenues	$160	$85	$119	$528

Net loss	$(7,367)	$(5,754)	$(4,498)	$(3,615)

Net loss per share—basic and diluted [1]	$(0.11)	$(0.08)	$(0.04)	$(0.03)

Weighted average shares outstanding—basic and diluted	68,800	69,334	104,578	104,611

	2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Collaborative research agreement and grant revenues	$146	$244	$14	$42

Net loss	$(5,294)	$(5,692)	$(7,526)	$(7,849)

Net loss per share—basic and diluted [1]	$(0.09)	$(0.10)	$(0.13)	$(0.11)

Weighted average shares outstanding—basic and diluted	57,130	57,191	59,210	68,677

[1]	The summation of the quarterly amounts does not equal the year end basic and diluted net loss per share due to use of weighted average shares for each period.

NOTE 16. Subsequent Event

On January 3, 2007, the Company announced that following a comprehensive review of its development portfolio and external market conditions, the Company’s board of directors and management determined that it is in the best interest of the Company to terminate the EVIZON™ clinical development program in wet age-related macular degeneration and focus the Company’s resources on the development of trodusquemine for the treatment of obesity. The Company anticipates initiating a Phase I clinical study of trodusquemine in the first half of 2007.

As a result of this strategic decision, the Company reduced its workforce by approximately 30 percent in January 2007. The Company also engaged Banc of America Securities LLC as its financial advisor to assist the Company in its review of strategic alternatives. The Company will incur restructuring charges of approximately $259,000 in the first quarter of 2007 associated with the reduction in force.