Form 10-Q
period 2007-03-31
GENAERA CORP
filed 2007-05-01
CIK 880431

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended March 31, 2007.

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

The number of outstanding shares of the registrant’s Common Stock, par value $.002 per share, on April 30, 2007 was 104,677,789.

GENAERA CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED March 31, 2007

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

GENAERA CORPORATION

BALANCE SHEETS

(In thousands, except per share data)

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,719	$11,965
Short-term investments	17,937	21,841
Prepaid expenses and other current assets	1,315	629

Total current assets	30,971	34,435
Fixed assets, net	663	759
Other assets	56	56

Total assets	$31,690	$35,250

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,407	$2,427

Total current liabilities	2,407	2,427
Other liabilities	1,920	1,770

Total liabilities	4,327	4,197

Commitments and contingencies (Note 4)
Stockholders’ equity (Note 2):
Preferred stock—$0.001 par value per share, 9,211 shares authorized, none issued and outstanding at March 31, 2007 and December 31, 2006	—	—
Common stock—$0.002 par value per share; 150,000 shares authorized; 104,678 and 104,653 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	209	209
Additional paid-in capital	292,129	291,669
Accumulated other comprehensive loss	(28)	(59)
Accumulated deficit	(264,947)	(260,766)

Total stockholders’ equity	27,363	31,053

Total liabilities and stockholders’ equity	$31,690	$35,250

See accompanying notes to financial statements.

GENAERA CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2007	2006
Collaborative research agreement and grant revenues	$207	$160

Costs and expenses:
Research and development	3,470	6,160
General and administrative	1,432	1,607

	4,902	7,767

Loss from operations	(4,695)	(7,607)
Interest income	367	240

Loss Before Income taxes	(4,328)	(7,367)
Income tax benefit	147	—

Net loss	$(4,181)	$(7,367)

Net loss per share — basic and diluted	$(0.04)	$(0.11)

Weighted average shares outstanding — basic and diluted	104,655	68,800

See accompanying notes to financial statements.

GENAERA CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2007	2006
Cash Flows From Operating Activities:
Net loss	$(4,181)	$(7,367)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	108	97
Amortization of investment discounts/premiums	(65)	(33)
Compensation expense on option grants and equity awards	460	878
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(686)	(308)
Accounts payable and accrued expenses	(20)	(1,133)
Other liabilities	150	(7)

Net cash used in operating activities	(4,234)	(7,873)

Cash Flows From Investing Activities:
Purchase of investments	—	(2,000)
Proceeds from maturities of investments	4,000	6,000
Capital expenditures	(12)	(252)

Net cash provided by investing activities	3,988	3,748

Cash Flows From Financing Activities:
Proceeds from exercise of stock options and warrants	—	39

Net cash provided by financing activities	—	39

Net decrease in cash and cash equivalents	(246)	(4,086)
Cash and cash equivalents at beginning of period	11,965	16,418

Cash and cash equivalents at end of period	$11,719	$12,332

See accompanying notes to financial statements.

NOTE 1. Basis of Presentation

The accompanying financial statements of Genaera Corporation (“Genaera” or the “Company”) are unaudited and have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial statements. The December 31, 2006 balance sheet was derived from audited financial statements, however, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The Company believes that the financial statements include all adjustments (consisting of a normal and recurring nature) necessary to present fairly the results of operations, financial position and cash flows for the periods presented. Results of operations for interim periods are not necessarily indicative of those to be achieved for full fiscal years. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and related notes. Actual results could differ from those estimates.

NOTE 2. Stockholders’ Equity

The changes in stockholders’ equity from December 31, 2006 to March 31, 2007 are summarized as follows (in thousands):

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	Amount
Balance at December 31, 2006	104,653	$209	$291,669	$(59)	$(260,766)	$31,053
Compensation expense under option grants and stock awards	25	—	460	—	—	460
Comprehensive loss:
Net loss	—	—	—	—	(4,181)	(4,181)
Unrealized gain on investments	—	—	—	31	—	31

Total comprehensive loss						(4,150)

Balance at March 31, 2007	104,678	$209	$292,129	$(28)	$(264,947)	$27,363

NOTE 3. Collaborative Arrangements

In February 1997, the Company entered into a development, supply and distribution agreement in North America with GlaxoSmithKline (“GSK”) for LOCILEX Cream (the “GlaxoSmithKline Agreement”). GSK paid the Company $10,000,000 under this agreement. Because LOCILEX was not approved by the United States Food and Drug Administration (“FDA”), commercialization did not occur. The GlaxoSmithKline Agreement gave GSK rights to terminate the arrangement and, under certain conditions, the right to negotiate for rights to another Genaera product development candidate. In October 2006, the Company received notification from Smithkline Beecham Corporation, d/b/a GSK, stating GSK was terminating the GlaxoSmithKline Agreement between the Company and GSK for LOCILEX Cream and that GSK had no further rights to any of the Company’s products under such agreement.

In April 2001, the Company entered into a research collaboration and licensing agreement with MedImmune, Inc. (“MedImmune”) to develop and commercialize therapies related to the Company’s Interleukon-9 (“IL-9”) program. MedImmune provided funding of $2,500,000 to the Company for research and development activities at the Company over a two-year period from April 2001 to April 2003 (the “R&D Funding”). The R&D Funding was paid in eight quarterly installments and recognized by the Company as revenues on a straight-line basis over the two-year period. By the end of that two-year period, licensed technology had been transferred to MedImmune and MedImmune assumed responsibility for development and commercialization efforts on the IL9 program. In addition to the R&D Funding, MedImmune agreed to reimburse the Company for certain external costs incurred by the Company in connection with the IL9 research plan, which are recognized by the Company as revenues as the related expenses are incurred. In December 2006, the Company received a milestone payment as a result of the initiation of Phase II clinical trials. For the three-month period ended March 31, 2007, the Company recognized $207,000 of revenue from external cost reimbursements of which $ 128,000 relate to prior periods. During the three-month period ended March 31, 2007, the Company recognized related expenses of $ 200,000 related to prior periods. For the three-month period ended March 31, 2006, the Company recognized $45,000 of revenue from external cost reimbursements. The revenue and expense amounts related to prior periods were determined to be immaterial to the current and prior periods. The Company could also receive up to $54,000,000 in additional payments based on successful completion of future milestones. The Company is also entitled to royalties on sales of commercial products resulting from the collaboration. Receipt of future milestones and royalties is dependent upon favorable results in the future from clinical trials being conducted by MedImmune, MedImmune continuing to conduct the research and development activities required to commercialize the product and the commercial success of the product if and when it is approved for marketing by the FDA.

In September 2001, the Company received a contingent award of up to $1,700,000 from Cystic Fibrosis Foundation Therapeutics (“CFFT”), an affiliate of the Cystic Fibrosis Foundation, to support early clinical evaluation of LOMUCIN involving subjects with cystic fibrosis. In April 2005, the award was increased to $2,863,000, consisting of $513,000 previously received in connection with the Company’s initial Phase II trial of LOMUCIN and up to $2,350,000 in milestone-driven matching funds from CFFT to support a multi-center, randomized, double-blind, placebo-controlled Phase II clinical trial of LOMUCIN. After consultation with CFFT, the protocol for this trial was amended in June 2006 to decrease the number of evaluable subjects to be enrolled in the trial from 200 to 80. Of the total grant of $2,863,000, $1,713,000 of grant support relating to the Phase II clinical evaluation of LOMUCIN has been received by the Company and $144,500 of grant support was billed to CFFT in April of 2007 The total of $1,857,500 was recorded as a long-term liability as of March 31, 2007. The Company did not recognize any portion of this total as revenue as it is refundable to CFFT upon marketing approval by the FDA or if the Company elects not to enter Phase III clinical trials or to commercialize the product within two years of the satisfaction of certain development milestones, assuming the achievement of statistically significant results. On March 29, 2007, the Company executed an amendment to its award agreement with CFFT whereby the Company and CFFT agreed to extend the project and budget period under the award to December 31, 2007 and amend certain milestones. As a result of the decrease in the number of evaluable subjects, the total contract funding for the Company’s Phase II clinical evaluation of LOMUCIN has been reduced from $2,863,000 to $2,521,478 or $2,452,000 depending upon the final milestone achieved. CFFT is also due a royalty of up to 1.6% on net sales of any resultant product, based upon the amount of funding ultimately provided by CFFT.

In April 2004, the Company received a Phase I Small Business Innovative Research (“SBIR”) program grant from the National Institute of Diabetes and Digestive and Kidney Diseases of the National Institutes of Health (“NIH”) in the amount of $100,000 to support its trodusquemine (formerly trodulamine) program. The grant extended over a one-year period ending in March 2005. In March 2005, the Company notified the NIH of a no-cost extension to the original budget period by twelve months. As a result of the notification, the grant was extended to March 2006. The Company recognized no revenue related to this grant in the three-month period ended March 31, 2007. The Company recognized $100,000 of revenue related to this grant during the three-month period ended March 31, 2006.

In September 2004, the Company received a Phase I SBIR program grant from the National Eye Institute of the NIH in the amount of $100,000 to support its aminosterols for age-related macular degeneration program. The grant extended over a one-year period which ended in August 2005. In August 2005, the Company notified the NIH of a no-cost extension to the original budget period by twelve months. As a result of the notification, the grant was extended to August 2006. The Company recognized no revenue related to this grant during the three-month periods ended March 31, 2007 and 2006.

In February 2006, the Company entered into an agreement to provide pexiganan cream to a research facility for its conduct of a research study. As a result of this agreement, the Company recognized $15,000 as revenue in the three-month period ended March 31, 2006.

NOTE 4. Commitments, Contingencies and Liquidity

Employment Agreements

The Company has employment agreements with all of its officers and employees. Employees covered under employment contracts who are terminated “without cause” are entitled to receive continuation of base pay for periods ranging from two months to twelve months.

On January 3, 2007, the Company announced the termination of the EVIZON™ clinical development program in wet age-related macular degeneration (“AMD”). As a result of this decision, the Company reduced its workforce by approximately 30 percent in January 2007. The Company incurred restructuring charges of approximately $271,000 during the three months ended March 31, 2007. Approximately $239,000 of this amount was paid during the three months ended March 31, 2007.

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

The Company regularly explores alternative means of financing its operations and seeks funding through various sources, including public and private securities offerings and collaborative arrangements with third parties. The Company currently does not have any commitments to obtain additional funds and may be unable to obtain sufficient funding in the future on acceptable terms, if at all. If the Company cannot obtain funding, it will need to delay, scale back or eliminate research and development programs or enter into collaborations with third parties to commercialize potential products or technologies that it might otherwise seek to develop or commercialize independently, or seek other arrangements. If the Company engages in collaborations, it will receive lower consideration upon commercialization of such products than if it had not entered into such arrangements or if it entered into such arrangements at later stages in the product development process. The Company believes that its current cash and investments as of March 31, 2007 are sufficient to meet its research and development goals for its programs and sustain operations at least through 2008.

NOTE 5. Income Tax

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainties in income taxes recognized in an enterprise’s financial statements and prescribes a threshold of more-likely-than-not for recognition of tax benefits of uncertain tax positions taken or expected to be taken in a tax return. FIN 48 also provides related guidance on measurement, derecognition, classification, interest and penalties, and disclosures. The provisions of FIN 48 were effective for the Company on January 1, 2007. The adoption of FIN 48 did not have a material impact on the Company’s results of operations or financial condition.

During the three-month period ended March 31, 2007, the company sold a portion of its Pennsylvania research and development credit carryforwards to a third party for a net proceeds of $147,000, resulting in the recognition of an income tax benefit in the statement of operations.

NOTE 6. Subsequent Events

On April 10, 2007, the Company announced that its Board of Directors approved management’s plan to focus corporate resources on the development of trodusquemine for the treatment of obesity and diabetes. Over the next year, the company’s business and research activities will be devoted to the development of trodusquemine and its collaboration with MedImmune, for development of the IL9 antibody as a treatment for asthma. In addition, the Company will reduce its workforce by approximately 30 percent over the next three months and pursue the divestiture of certain non-core assets. The Company will incur restructuring charges of approximately $500,000 in the second quarter of 2007 associated with this reduction in force.

On October 3, 2006, the stockholders of the Company voted to grant authority to the Board of Directors of the Company the discretionary authority to effect a reverse stock split of the Company’s common stock. On April 25, 2007, the Board of Directors of the Company authorized the implementation of a reverse stock at a ratio of one-for-six effective May 11, 2007.

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

Financial Condition, Liquidity and Capital Resources

Cash, cash equivalents and short-term investments were $29.7 million at March 31, 2007 as compared to $33.8 million at December 31, 2006. The primary use of cash during the three-month period ended March 31, 2007 was to finance our research and development operations.

Current liabilities were $2.4 million at March 31, 2007 and December 31, 2006. As of March 31, 2007, long-term liabilities include $1.9 million received as a contingent award from the CFFT.

Our capital expenditure requirements will depend upon numerous factors, including the progress of our research and development programs, the time and cost required to obtain regulatory approvals, our ability to enter into additional collaborative arrangements, the demand for products based on our technology, if and when such products are approved, and possible acquisitions of products, technologies and companies. We had no significant commitments for capital expenditures as of March 31, 2007.

We regularly explore alternative means of financing our operations and seek funding through various sources, including public and private securities offerings, collaborative arrangements with third parties and other strategic alliances and business transactions. We currently do not have any commitments to obtain additional funds and may be unable to obtain sufficient funding in the future on acceptable terms, if at all. If we cannot obtain funding, we will need to delay, scale back or eliminate research and development programs or enter into collaborations with third parties to commercialize potential products or technologies that we might otherwise seek to develop or commercialize ourselves, or seek other arrangements. If we engage in collaborations, we will receive lower consideration upon commercialization of such products than if we had not entered into such arrangements, or if we entered into such arrangements at later stages in the product development process. Additional factors that may impact our ability to raise capital are addressed in Part II, Item 1A. under “Risk Factors.”

Contractual Cash Obligations

The table below sets forth our contractual cash obligations at March 31, 2007 (in thousands):

		Cash Payments Due by Period
Contractual Cash Obligations [1]	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating lease on building [2]	$1,219	$433	$786	$—	$—
Operating leases and maintenance contracts on equipment	124	84	40	—	—

Total contractual cash obligations	$1,343	$517	$826	$—	$—

[1]

This table does not include various agreements that we have entered into for services with third-party vendors, including agreements to conduct clinical trials, to manufacture product candidates, and for consulting and other contracted services, due to the cancelable nature of the services. We accrue the costs of these agreements based on estimates of work completed to date.

[2]	The lease provides for an annual escalation of our monthly rent in the amount of $3,500 beginning on December 1, 2007 and an additional rent escalation of 4% beginning on December 1, 2008.

Critical Accounting Policies and Estimates

A discussion of our critical accounting policies and estimates is included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2006. There have not been any changes or additions to our critical accounting policies during the three months ended March 31, 2007.

Results of Operations

Revenues

We have received no revenues to date from product sales. Revenues recorded to date have consisted principally of revenues recognized under collaborations with third parties. In April 2001, we entered into a research collaboration and licensing agreement with MedImmune to develop and commercialize therapies related to our IL9 program. MedImmune provided funding of $2.5 million, payable in eight equal quarterly installments through April 2003 (the “R&D Funding”). In addition, MedImmune reimburses external costs for certain research and development activities and for patent prosecution expenses. We could also receive up to $54.0 million of additional funding based on successful completion of future milestones. In December 2006, we received a milestone payment as a result of the initiation of Phase II clinical trials. For the three-month period ended March 31, 2007, we recognized $0.2 million as revenue related to external cost reimbursements, of which $ 0.1 million related to reimbursements for expenses incurred in prior periods but recognized during the three months ended March 31, 2007. For the three-month period ended March 31, 2006, we recognized $0.1 million as revenue related to external cost reimbursements.

In April 2004, we received a Phase I Small Business Innovative Research (“SBIR”) program grant from the National Institute of Diabetes and Digestive and Kidney Diseases of the National Institute of Health (“NIH”) in the amount of $0.1 million to support our trodusquemine (formerly trodulamine) program. The grant extended over a one-year period which ended in March 2005. In March 2005, we notified the NIH of a no-cost extension to the original budget period by twelve months. As a result of the notification, the grant was extended to March 2006. We recognized no revenue related to this grant in the three-month period ended March 31, 2007. We recognized $0.1 million of revenue related to this grant in the three-month period ended March 31, 2006.

In September 2004, we received a Phase I SBIR program grant from the National Eye Institute of the NIH in the amount of $0.1 million to support our aminosterols for age-related macular degeneration (“AMD”) program. The grant extended over a one-year period which ended in August 2005. In August 2005, we notified the NIH of a no-cost extension to the original budget period by twelve months. As a result of the notification, the grant was extended to August 2006. We recognized no revenue related to this grant during the three-month periods ended March 31, 2007 and 2006.

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

We recognized research and development expenses of $3.5 million and $6.2 million in the three-month periods ended March 31, 2007 and 2006. The following table illustrates research and development expenses incurred during the three-month periods ended March 31, 2007 and 2006 for our significant groups of research and development projects (in thousands).

	Three Months Ended March 31,
	2007	2006
Squalamine program expenses	$334	$4,160
LOMUCIN™ program expenses	260	400
IL9 program expenses	282	24
Trodusquemine program expenses	1,402	233
Other program expenses	18	12
Indirect expenses	1,174	1,331

	$3,470	$6,160

Research and development expenses decreased in the three-month period ended March 31, 2007, as compared to the same period a year ago, due to decreases in clinical trial costs ($2.4 million), third-party contract research ($0.2 million), manufacturing ($0.4 million), consulting expenses and research and development supplies ($0.2 million) and personnel costs ($0.6 million) related to our squalamine program for the treatment of wet AMD as a result of the discontinuation of the programming, decreases in clinical trial costs ($0.1 million) related to our LOMUCIN™

program and decreases in indirect expenses due to the decreased stock-based compensation expense for stock options ($0.2 million), temporary labor ($0.1 million) and recruiting fees ($0.1 million). These decreases were partially offset by increases in personnel costs ($0.4 million), manufacturing expenses ($0.5 million), clinical trial costs (0.2 million), and third-party contract research ($0.1 million) related to our trodusquemine program as a result of the preparation of our Investigational New Drug (“IND”) submission to the Food and Drug administration (“FDA”) and anticipation of the start of the phase I clinical trials, as well as increases in third-party contract research ($0.2 million) related to our IL9 program. In addition, indirect expenses increased primarily due to realignment costs associated with the January 2007 reduction in force ($0.3 million).

The costs incurred to date on each of our development projects are not reasonably estimable because work on one program often supports or enhances another program. For example, it is not possible to separate the time and resources spent in development of squalamine lactate as a product candidate to treat wet AMD and as a product candidate to treat cancer because: (i) early research and development efforts devoted to cancer research led to development of squalamine lactate (trade name EVIZON™) for AMD; (ii) clinical trial work pursuant to Genaera’s IND application for cancer forms part of the safety data base for the IND we filed with the FDA for wet AMD; (iii) our manufacturing development for squalamine lactate supports both the AMD and cancer programs; (iv) trodusquemine and squalamine are synthesized from the same starting material and a significant number of steps in the synthesis are identical; and (v) nonclinical testing conducted supports all regulatory filings and proposed indications for squalamine.

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

General and Administrative Expenses

We recognized general and administrative expenses of $1.4 million and $1.6 million in the three-month periods ended March 31, 2007 and 2006, respectively. General and administrative expenses consist principally of personnel costs, professional fees and public company expenses. General and administrative costs decreased in the three-month period ended March 31, 2007, as compared to the same period a year ago, due principally to decreases in stock-based compensation expense for stock options ($0.2 million).

Interest Income

We recognized interest income of $0.4 million and $0.2 million in the three-month periods ended March 31, 2007 and 2006, respectively. Interest income is primarily comprised of income generated from cash and investments. Interest income increased during the three-month period ended March 31, 2007, as compared to the same period in 2006, due to higher average investment balances and higher interest rates.

Income Tax Benefit

We recognized an income tax benefit of $0.1 million during the three-month period ended March 31, 2007, as a result of the sale of Pennsylvania research and development tax credit carryforwards to a third party pursuant to Pennsylvania Act 7 of 1997 and Pennsylvania Act 46 of 2003.

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

As of March 31, 2007, our portfolio investments consisted of $11.7 million in cash and cash equivalents and $17.9 million in U.S. Treasury or U.S. government agency debt instruments having a maturity of less than one year. Due to the nature of our investment portfolio, management believes that a sudden change in interest rates would not have a material effect on the value of the portfolio. Management estimates that if the average annualized yield of our investments had decreased by 100 basis points, our interest income for the three-month period ended March 31, 2007 would have decreased by approximately $0.1 million. Correspondingly, if the average annualized yield of our investments had increased by 100 basis points, our interest income for the three-month period ended March 31, 2007 would have increased by approximately $0.1 million. These estimates assume that the change occurred on the first day of 2007 and changed the annualized yield of each investment instrument by 100 basis points. The impact on our future interest income will depend largely on the gross amount of our investment portfolio.

We do not currently have any significant direct foreign currency exchange rate risk.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures: For the quarterly period ended March 31, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer (the principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based upon this evaluation, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that, as of March 31, 2007, our disclosure controls and procedures were effective.

Our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all errors or fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met and our disclosure controls and procedures are designed to provide this reasonable assurance. Based upon the evaluation discussed above, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that, as of March 31, 2007, our disclosure controls and procedures were effective at providing such reasonable assurance. Because of inherent limitations in all control systems, no evaluation of control can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected.

Internal control over financial reporting: There were no changes in our internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There are many factors that affect our business and the results of our operations. In addition to the following risk factor and the other information set forth in this quarterly report, you should carefully read and consider “Item 1A. Risk Factors” in Part I, and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, of our Annual Report on Form 10-K for the year ended December 31, 2006, which contain a description of significant factors that might cause the actual results of operations in future periods to differ materially from those currently expected or desired.

Risks Related to Our Business

Our efforts to increase the value of the Company for our stockholders may not be successful. There is no guarantee that our stockholders will realize greater value for, or preserve existing value of, their shares of the Company.

On April 10, 2007, following the completion of the previously announced strategic review, our Board of Directors approved management’s plan to focus corporate resources on the development of trodusquemine (MSI-1436) for the treatment of obesity. Over the next year, our business and research activities will be devoted to our anti-obesity program and our collaboration with MedImmune, Inc. for development of anti-interleukin-9 (IL9) antibody as a treatment for asthma. In connection with this realignment, we will reduce our workforce by approximately 30 percent during May through July of 2007 and seek to divest certain non-core assets. There can be no assurance that our plan to focus resources on obesity and asthma programs will provide greater value to our stockholders than that reflected in the current stock price.

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

GENAERA CORPORATION

Date: April 30, 2007	By:	/s/ John A. Skolas
John A. Skolas
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.