Form 10-Q
period 2007-06-30
GENAERA CORP
filed 2007-08-09
CIK 880431

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended June 30, 2007.

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

The number of outstanding shares of the registrant’s Common Stock, par value $.002 per share, on August 9, 2007 was 17,455,377.

GENAERA CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2007

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

GENAERA CORPORATION

BALANCE SHEETS

(In thousands, except per share data)

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,396	$11,965
Short-term investments	11,915	21,841
Prepaid expenses and other current assets	1,187	629

Total current assets	27,498	34,435
Fixed assets, net	561	759
Other assets	56	56

Total assets	$28,115	$35,250

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,371	$2,427

Total current liabilities	2,371	2,427
Other liabilities	66	1,770

Total liabilities	2,437	4,197

Commitments and contingencies (Note 6)

Stockholders’ equity (Note 2):
Preferred stock - $0.001 par value per share, 9,211 shares authorized, none issued and outstanding at June 30, 2007 and December 31, 2006	—	—
Common stock - $0.002 par value per share; 150,000 shares authorized; 17,455 and 17,442 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	35	35
Additional paid-in capital	292,588	291,843
Accumulated other comprehensive loss	(11)	(59)
Accumulated deficit	(266,934)	(260,766)

Total stockholders’ equity	25,678	31,053

Total liabilities and stockholders’ equity	$28,115	$35,250

See accompanying notes to financial statements.

GENAERA CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Collaborative research agreement and grant revenues	$2,403	$85	$2,610	$245

Costs and expenses:
Research and development	3,089	4,590	6,559	10,750
General and administrative	1,639	1,495	3,071	3,102

	4,728	6,085	9,630	13,852

Loss from operations	(2,325)	(6,000)	(7,020)	(13,607)
Interest income	338	246	705	486

Loss before income taxes	(1,987)	(5,754)	(6,315)	(13,121)
Income tax benefit	—	—	147	—

Net loss	$(1,987)	$(5,754)	$(6,168)	$(13,121)

Net loss per share — basic and diluted	$(0.11)	$(0.50)	$(0.35)	$(1.14)

Weighted average shares outstanding — basic and diluted	17,449	11,556	17,446	11,511

See accompanying notes to financial statements.

GENAERA CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2007	2006
Cash Flows From Operating Activities:
Net loss	$(6,168)	$(13,121)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	214	203
Amortization of investment (discounts) premiums	(26)	21
Compensation expense on option grants and equity awards	745	1,579
Deferred revenue recognized	(1,713)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(558)	(30)
Accounts payable and accrued expenses	(56)	(1,151)
Other liabilities	9	(19)

Net cash used in operating activities	(7,553)	(12,518)

Cash Flows From Investing Activities:
Purchase of investments	(6,000)	(8,000)
Proceeds from maturities of investments	16,000	12,000
Capital expenditures	(16)	(288)

Net cash provided by investing activities	9,984	3,712

Cash Flows From Financing Activities:
Proceeds from issuance of common stock and warrants	—	25,050
Proceeds from exercise of stock options and warrants	—	40

Net cash provided by financing activities	—	25,090

Net increase in cash and cash equivalents	2,431	16,284
Cash and cash equivalents at beginning of period	11,965	16,418

Cash and cash equivalents at end of period	$14,396	$32,702

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

On May 11, 2007, the Company effected a one-for-six reverse stock split of the Company’s issued and outstanding common stock upon the filing of an amendment to the Company's Fifth Amended and Restated Certificate of Incorporation. Authority to effect a reverse stock split was granted to the board of directors by the Company’s stockholders at a Special Meeting of Stockholders held on October 3, 2006. As a result of the reverse stock split, every six shares of the Company’s issued and outstanding common stock was automatically combined into one issued and outstanding share without any change in the par value of such shares. No fractional shares were issued in connection with the reverse stock split. Stockholders who were entitled to a fractional share received a cash payment for the value of the fractional share. The reverse split affected all of the holders of the Company’s common stock uniformly and did not affect any stockholder's percentage of ownership interest. Any shares of the Company’s common stock or shares of common stock underlying options, restricted stock and warrants were proportionately reduced and the exercise prices of any warrants or options were proportionately increased by the reverse stock split. All impacted amounts included in the financial statements and notes thereto have been retroactively restated for the reverse stock split. Impacted amounts include shares outstanding, share issuances, shares underlying stock options and warrants, loss per share and the fair value of equity-based instruments. A $174,000 reclassification between common stock and additional-paid-in capital has been recorded as of December 31, 2006 as a result of the one-for-six reverse stock split.

NOTE 2. Stockholders’ Equity

The changes in stockholders’ equity from December 31, 2006 to June 30, 2007 are summarized as follows (in thousands):

	Common Stock		Additional Paid-in Capital	Accumulated Other Compre- hensive Loss	Accumulated Deficit	Total Stock- holders’ Equity
	Number of Shares	Amount
Balance at December 31, 2006	17,442	$35	$291,843	$(59)	$(260,766)	$31,053
Compensation expense under option grants and stock awards	13	—	745	—	—	745
Comprehensive loss:
Net loss	—	—	—	—	(6,168)	(6,168)
Unrealized gain on investments	—	—	—	48	—	48

Total comprehensive loss						(6,120)

Balance at June 30, 2007	17,455	$35	$292,588	$(11)	$(266,934)	$25,678

NOTE 3. Common Stock Warrants

The table below sets forth the outstanding warrants which were all issued as of June 30, 2007:

Grant Date	Amount	Exercise Price		Expiration Date	Status
June 2006	4,448,747	$3.66	(1)	12/30/11	Exercisable
September 2005	570,000	$$18.90	(1)	3/13/2011	Exercisable
January 2004	165,017	$32.28	(1)	1/23/2009	Exercisable
August 2000	27,861	$19.32	(2)	8/17/2007	Exercisable

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

NOTE 4. Stock-Based Compensation

In May 1998, the stockholders of the Company approved the 1998 Equity Compensation Plan (the “1998 Plan”), which provides for the granting of options and stock awards of up to 1,500,000 shares of common stock. In May 2001, the stockholders approved an amendment to the 1998 Plan to increase the number of shares of common stock issuable thereunder to 3,500,000 shares. As a result of the reverse stock split of the Company’s issued and outstanding common stock effected on May 11, 2007, proportionate adjustments were made to the per-share exercise price and the number of shares issuable upon the exercise of all outstanding options under the Company’s 1998 Plan. The number of shares available for issuance under the Company’s 1998 Plan was not affected.

In May 2004, the stockholders approved the 2004 Stock-Based Incentive Compensation Plan (the “2004 Plan”), which provides for the granting of options and stock awards of up to 750,000 shares of common stock. In May 2006, the stockholders approved an amendment to the 2004 Plan to increase the number of shares of the Company’s common stock issuable thereunder to 1,250,000 shares of common stock. In October 2006, the stockholders approved an amendment to the 2004 Plan to increase the number of shares of the Company’s common stock issuable thereunder to 1,833,334 shares. As a result of the reverse stock split of the Company’s issued and outstanding common stock effected on May 11, 2007, proportionate adjustments were made to the per-share exercise price and the number of shares issuable upon the exercise of all outstanding options under the Company’s 2004 Plan. The number of shares available for issuance under the Company’s 2004 Plan was proportionately reduced by the reverse stock split.

A summary of the status of the Company’s stock options as of June 30, 2007 and changes during the six-month period then ended is presented below (in thousands, except per share data):

	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2007	1,144	$12.06
Granted	1,293	2.75
Forfeited	(92)	6.68
Expired	(21)	18.75

Outstanding at June 30, 2007	2,324	$7.03

For the three- and six-month periods ended June 30, 2007, the Company modified certain stock option grants previously awarded to an executive of the Company. The modification resulted in a reversal of $261,000 of stock-based compensation expense previously recognized.

The 1998 Plan provides for the issuance of common stock awards, up to a maximum of 875,000 shares. The 2004 Plan provides for the issuance of common stock awards with no restriction as to the percentage of shares issued as stock awards in relation to the maximum shares allowable under the plan. Such awards shall be made subject to such performance requirements, vesting provisions, transfer restrictions or other restrictions and conditions as a committee of the Company’s board of directors may determine. A summary of the status of the Company’s nonvested stock awards as of June 30, 2007 and the changes during the six-month period then ended is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2007	26,641	$12.45
Vested	(15,139)	13.40
Forfeited	(209)	23.88

Nonvested at June 30, 2007	11,293	$10.97

NOTE 5. Collaborative Arrangements

In April 2001, the Company entered into a research collaboration and licensing agreement with MedImmune, Inc. (“MedImmune”) to develop and commercialize therapies related to the Company’s interleukin-9 (“IL9”) program. MedImmune provided funding of $2,500,000 to the Company for research and development activities at the Company over a two-year period from April 2001 to April 2003 (the “R&D Funding”). The R&D Funding was paid in eight quarterly installments and was recognized by the Company as revenues on a straight-line basis over the two-year period. By the end of that two-year period, licensed technology had been transferred to MedImmune and MedImmune assumed responsibility for development and commercialization efforts on the IL9 program. In addition to the R&D Funding, MedImmune agreed to reimburse the Company for certain external costs incurred by the Company in connection with the IL9 research plan. The external cost reimbursements are recognized by the Company as revenues as the related expenses are incurred. In December 2006, the Company received a milestone payment as a result of the initiation of Phase II clinical trials. For the three- and six-month periods ended June 30, 2007, the Company recognized $149,000 and $356,000 of revenue from external cost reimbursements. During the six-month period ended June 30, 2007, the Company recognized $150,000 of external cost reimbursements and $200,000 of related expenses related to prior periods. For the three- and six-month periods ended June 30, 2006, the Company recognized $85,000 and $130,000 of revenue from external cost reimbursements. The revenue and expense amounts related to prior periods were determined to be immaterial to the current and prior periods. The Company could also receive up to $54,000,000 in additional payments based on successful completion of future milestones. The Company is also entitled to royalties on sales of commercial products resulting from the collaboration. Receipt of future milestones and royalties is dependent upon a number of factors, including favorable results in the future from clinical trials being conducted by MedImmune, MedImmune continuing to conduct the research and development activities required to commercialize the product and the commercial success of the product if and when it is approved for marketing by the Food and Drug Administration (“FDA”).

In September 2001, the Company received a contingent award of up to $1,700,000 from Cystic Fibrosis Foundation Therapeutics (“CFFT”), an affiliate of the Cystic Fibrosis Foundation, to support early clinical evaluation of LOMUCIN™ involving subjects with cystic fibrosis. In April 2005, the award was increased to $2,863,000, consisting of $513,000 previously received in connection with the Company’s initial Phase II trial of LOMUCIN and up to $2,350,000 in milestone-driven matching funds from Cystic Fibrosis Foundation Therapeutics (“CFFT”) to support a multi-center, randomized, double-blind, placebo-controlled Phase II clinical trial of LOMUCIN. After consultation with CFFT, the protocol for this trial was amended in June 2006 to decrease the number of evaluable subjects to be enrolled in the trial from 200 to 80. As a result of the decrease in the number of evaluable subjects, the total contract funding for the Company’s Phase II clinical evaluation of LOMUCIN was reduced from $2,863,000 to $2,521,478 or $2,452,000, depending upon the final milestone achieved. On June 29, 2007, the Company and CFFT agreed, for reasons of futility, to discontinue the Phase II trial of LOMUCIN and terminated the award agreement. The Company will receive a final milestone payment in the amount of $100,000 and will not be required to refund any portion of the funding previously received from CFFT. As a result of the termination, the Company recognized revenue of $2,102,000 in the three- and six-month periods ended June 30, 2007, of which $1,713,000 was recorded as a long-term liability at December 31, 2006.

In April 2004, the Company received a Phase I Small Business Innovative Research (“SBIR”) program grant from the National Institute of Diabetes and Digestive and Kidney Diseases of the National Institutes of Health (“NIH”) in the amount of $100,000 to support its trodusquemine program. The grant extended over a one-year period which ended in March 2005. In March 2005, the Company notified the NIH of a no-cost extension to the original budget period by twelve months. As a result of the notification, the grant was extended to March 2006. The Company recognized no revenue related to this grant in the three- and six-month periods ended June 30, 2007. The Company recognized $100,000 of revenue related to this grant during the six-month period ended June 30, 2006.

In February 2006, the Company entered into an agreement to provide pexiganan cream to a research facility for its conduct of a research study. As a result of this agreement, the Company recognized $15,000 as revenue in the six-month period ended June 30, 2006.

In May 2007, the Company received a one-time payment as a result of the licensing by the Ludwig Institute of Cancer Research (“LICR”) of certain patents jointly owned by LICR and the Company pursuant to the Second Research Agreement between the Company and LICR dated December 20, 1999. The Company recognized the payment of $152,000 as revenue in the three- and six-month periods ended June 30, 2007, which related to a prior period. The revenue amount related to a prior period was determined to be immaterial to the current and prior period.

NOTE 6. Commitments, Contingencies and Liquidity

Employment Agreements

The Company has employment agreements with all of its officers and employees. Employees covered under employment contracts who are terminated “without cause” are entitled to receive continuation of base pay for periods ranging from two months to twelve months.

In 2007, the Company has reduced its workforce as a result of the decision to terminate the EVIZON™ clinical development program in wet age-related macular degeneration (“AMD”) and the board of directors approval of management’s plan to focus corporate resources on the development of trodusquemine for the treatment of obesity. As a result, the Company incurred restructuring charges of approximately $144,000 and $426,000 during the three- and six-month periods ended June 30, 2007. Approximately $328,000 of this amount was paid during the six-month period ended June 30, 2007.

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

The Company regularly explores alternative means of financing its operations and seeks funding through various sources, including public and private securities offerings and collaborative arrangements with third parties. The Company currently does not have any commitments to obtain additional funds and may be unable to obtain sufficient funding in the future on acceptable terms, if at all. If the Company cannot obtain funding, it will need to delay, scale back or eliminate research and development programs or enter into collaborations with third parties to commercialize potential products or technologies that it might otherwise seek to develop or commercialize independently, or seek other arrangements. If the Company engages in collaborations, it will receive lower consideration upon commercialization of such products than if it had not entered into such arrangements or if it entered into such arrangements at later stages in the product development process. The Company believes that its cash, cash equivalents and short–term investments as of June 30, 2007 are sufficient to meet its research and development goals for its programs and sustain operations at least through 2008.

NOTE 7. Income Taxes

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainties in income taxes recognized in an enterprise's financial statements and prescribes a threshold of more-likely-than-not for recognition of tax benefits of uncertain tax positions taken or expected to be taken in a tax return. FIN 48 also provides related guidance on measurement, derecognition, classification, interest and penalties, and disclosures. The provisions of FIN 48 were effective for the Company on January 1, 2007. The adoption of FIN 48 did not have a material impact on the Company's results of operations or financial condition.

During the six-month period ended June 30, 2007, the Company sold a portion of its Pennsylvania research and development credit carryforwards to a third party for net proceeds of $147,000, resulting in the recognition of an income tax benefit in the statement of operations.

NOTE 8. Subsequent Events

On July 3, 2007, the Company granted an exclusive option to acquire license rights for drug uses of pexiganan (the “Option Agreement”) to MacroChem Corporation (“Macrochem”). The Option Agreement gives MacroChem a 90-day exclusive right to enter into a license agreement with the Company. The Company received a payment of $250,000 upon execution of the Option Agreement.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

Our disclosure and analysis in this Quarterly Report on Form 10-Q contains forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Such statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “hope” and other words and terms of similar meaning. In particular, these include, among others, statements relating to present or anticipated scientific progress, development of potential pharmaceutical products, future revenues, capital expenditures, research and development expenditures, future financings and collaborations, personnel, manufacturing requirements and capabilities, the impact of new accounting pronouncements, and other statements regarding matters that are not historical facts or statements of current condition.

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

Financial Condition, Liquidity and Capital Resources

Cash, cash equivalents and short-term investments were $26.3 million at June 30, 2007 as compared to $33.8 million at December 31, 2006. The primary use of cash during the three- and six-month periods ended June 30, 2007 was to finance our research and development operations.

Current liabilities were $2.4 million and $2.4 million at June 30, 2007 and December 31, 2006, respectively.

Our capital expenditure requirements will depend upon numerous factors, including the progress of our research and development programs, the time and cost required to obtain regulatory approvals, our ability to enter into additional collaborative arrangements, the demand for products based on our technology, if and when such products are approved, and possible acquisitions of products, technologies and companies. We had no significant commitments for capital expenditures as of June 30, 2007.

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

Contractual Cash Obligations

The table below sets forth our contractual cash obligations at June 30, 2007 (in thousands):

		Cash Payments Due by Period
Contractual Cash Obligations [1]	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating lease on building [2]	$1,114	$443	$671	$—	$—
Operating leases and maintenance contracts on equipment	118	89	29	—	—

Total contractual cash obligations	$1,232	$532	$700	$—	$—

[1]

This table does not include various agreements that we have entered into for services with third-party vendors, including agreements to conduct clinical trials, to manufacture product candidates, and for consulting and other contracted services, due to the cancelable nature of the services. We accrue for the costs of these agreements based on estimates of work completed to date.

[2]	The lease provides for an annual escalation of our monthly rent in the amount of $3,500 beginning on December 1, 2007 and an additional rent escalation of 4% beginning on December 1, 2008.

Critical Accounting Policies and Estimates

A discussion of our critical accounting policies and estimates is included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2006. There have not been any changes or additions to our critical accounting policies during the six months ended June 30, 2007.

Results of Operations

Revenues

We recognized revenue of $2.4 million and $0.1 million in the three-month periods ended June 30, 2007 and 2006, respectively. We recognized revenue of $2.6 million and $0.2 million in the six-month periods ended June 30, 2007 and 2006, respectively. We have received no revenues to date from product sales. Revenues recorded to date have consisted principally of revenues recognized under collaborations with third parties.

In April 2001, we entered into a research collaboration and licensing agreement with MedImmune, Inc. (“MedImmune”) to develop and commercialize therapies related to our anti-interleukin-9 (“IL9”) program. MedImmune provided funding of $2.5 million, payable in eight equal quarterly installments through April 2003 (the “R&D Funding”). In addition, MedImmune reimburses external costs for certain research and development activities and for patent prosecution expenses. We could also receive up to $54.0 million of additional funding based on successful completion of future milestones. In December 2006, we received a milestone payment as a result of the initiation of Phase II clinical trials. For the three- and six-month periods ended June 30, 2007, we recognized $0.1 million and $0.4 million as revenue related to external cost reimbursements. During the six-month period ended June 30, 2007, we recognized $0.2 million as revenue related to reimbursement for expenses incurred in prior periods. For the three- and six-month periods ended June 30, 2006, we recognized $0.1 million and $0.1 million as revenue related to external cost reimbursements.

In September 2001, we received a contingent award of up to $1.7 million from Cystic Fibrosis Foundation Therapeutics (“CFFT”) to support early clinical evaluation of LOMUCIN involving subjects with cystic fibrosis. In April 2005, the award was increased to $2.9 million, consisting of $0.5 million previously received in connection with our initial Phase II trial of LOMUCIN and up to $2.4 million in milestone-driven matching funds from CFFT to support a multi-center, randomized, double-blind, placebo-controlled Phase II clinical trial of LOMUCIN. After consultation with CFFT, the protocol for this trial was amended in June 2006 to decrease the number of evaluable subjects to be enrolled in the trial from 200 to 80. As a result of the decrease in the number of evaluable subjects, the total contract funding for our Phase II clinical evaluation of LOMUCIN was reduced from $2.9 million to $2.52 million or $2.45 million, depending upon the final milestone achieved. On June 29, 2007, we and CFFT agreed, for reasons of futility, to discontinue the Phase II trial of LOMUCIN and terminated the award agreement. We will receive a final milestone payment in the amount of $0.1 million and will not be required to refund any portion of the funding previously received from CFFT. As a result of the termination, we recognized revenue of $2.1 million in the three- and six-month periods ended June 30, 2007, of which $1.7 million was recorded as a long-term liability at December 31, 2006.

In April 2004, we received a Phase I Small Business Innovative Research (“SBIR”) program grant from the National Institute of Diabetes and Digestive and Kidney Diseases of the National Institutes of Health (“NIH”) in the amount of $0.1 million to support our trodusquemine program. The grant extended over a one-year period which ended in March 2005. In March 2005, we notified the NIH of a no-cost extension to the original budget period by twelve months. As a result of the notification, the grant was extended to March 2006. We recognized no revenue related to this grant in the three- and six-month periods ended June 30, 2007. We recognized $0.1 million of revenue related to this grant in the six-month period ended June 30, 2006.

In February 2006, we entered into an agreement to provide pexiganan cream to a research facility for its conduct of a research study. As a result of this agreement, we recognized $15,000 as revenue in the three- and six-month periods ended June 30, 2006.

In May 2007, we received a one-time payment as a result of the licensing by the Ludwig Institute of Cancer Research (“LICR”) of certain patents jointly owned by LICR and Genaera pursuant to the Second Research Agreement between LICR and Genaera dated December 20, 1999. We recognized the payment of $0.2 million as revenue in the three- and six-month periods ended June 30, 2007, which related to a prior period. The revenue amount related to a prior period was determined to be immaterial to the current and prior period.

Research and Development Expenses

Our research and development programs include trodusquemine (“MSI-1436”) for the treatment of obesity and metabolic disorders, squalamine lactate, LOMUCIN™ (talniflumate), anti-IL9 antibody and other programs consisting of other aminosterols for the treatment of inflammatory disorders and LOCILEX (pexiganan) Cream for the treatment of infectious disease. The following table illustrates our research and development projects and the stage to which each has been developed:

	Development Stage	Status
Trodusquemine	Phase I	Active
Squalamine:
Squalamine	Phase II	Active	(1)
EVIZON™ (squalamine)	Phase II/III	Inactive	(2)
LOMUCIN™	Phase II	Active	(3)
IL9	Phase II	Active	(4)
Other programs:
Other aminosterols	Research	Active
LOCILEX Cream	Phase III	Inactive

(1)	In July 2007, we announced the termination of our squalamine clinical development program for the treatment of prostate cancer.
(2)	In January 2007, we announced the termination of our EVIZON™ clinical development program for the treatment of wet AMD.
(3)	In June 2007, we terminated our LOMUCIN™ clinical development program for the treatment of cystic fibrosis.
(4)	In April 2001, we entered into a collaborative agreement with MedImmune to develop and commercialize therapies related to our IL9 program.

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

We recognized research and development expenses of $3.1 million and $4.6 million in the three-month periods ended June 30, 2007 and 2006, respectively. We recognized research and development expenses of $6.6 million and $10.8 million in the six-month periods ended June 30, 2007 and 2006, respectively. The following table illustrates research and development expenses incurred during the three- and six-month periods ended June 30, 2007 and 2006 for our significant groups of research and development projects (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Squalamine program expenses	$31	$3,058	$366	$7,218
LOMUCIN™ program expenses	292	226	552	626
IL9 program expenses	73	1	355	25
Trodusquemine program expenses	1,617	165	3,019	398
Other program expenses	16	12	34	25
Indirect expenses	1,060	1,128	2,233	2,458

	$3,089	$4,590	$6,559	$10,750

Research and development expenses decreased in the three-month period ended June 30, 2007, as compared to the same period a year ago, due to decreases in clinical trial costs ($1.9 million), third-party contract research ($0.2 million) and personnel costs ($0.9 million) related to our squalamine program for the treatment of wet AMD as a result of the discontinuation of the program. These decreases were partially offset by increases in personnel costs ($0.6 million), manufacturing expenses ($0.6 million), clinical trial costs ($0.2 million), and third-party contract research ($0.1 million) related to our trodusquemine program for the treatment of obesity.

Research and development expenses decreased in the six-month period ended June 30, 2007, as compared to the same period a year ago, due to decreases in clinical trial costs ($4.3 million), third-party contract research ($0.4 million), manufacturing ($0.5 million), consulting expenses and research and development supplies ($0.2 million) and personnel costs ($1.5 million) related to our squalamine program for the treatment of wet AMD as a result of the discontinuation of the program, and decreases in indirect expenses due to a reduction in stock-based compensation expense for stock options ($0.3 million), temporary labor ($0.2 million), recruiting fees ($0.1 million) and insurance expense ($0.1 million). These decreases were partially offset by increases in personnel costs ($1.0 million), manufacturing expenses ($1.0 million), clinical trial costs ($0.4 million), and third-party contract research ($0.2 million) related to our trodusquemine program for the treatment of obesity, as well as increases in third-party contract research ($0.3 million) related to our IL9 program. In addition, indirect expenses increased primarily due to indirect personnel costs ($0.1 million) and realignment costs associated with the 2007 reductions in force ($0.4 million).

The costs incurred to date on each of our development projects are not reasonably estimable because work on one program often supports or enhances another program. For example, it is not possible to separate the time and resources spent in the development of squalamine lactate as a product candidate to treat wet AMD and as a product candidate to treat cancer because: (i) early research and development efforts devoted to cancer research led to development of squalamine lactate (trade name EVIZON™) for AMD; (ii) clinical trial work pursuant to our IND application for cancer forms part of the safety data base for the IND we filed with the FDA for wet AMD; (iii) our manufacturing development for squalamine lactate supports both the AMD and cancer programs; (iv) trodusquemine and squalamine are synthesized from the same starting material and a significant number of steps in the synthesis are identical; and (v) nonclinical testing conducted supports all regulatory filings and proposed indications for squalamine.

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

General and Administrative Expenses

We recognized general and administrative expenses of $1.6 million and $1.5 million in the three-month periods ended June 30, 2007 and 2006, respectively. General and administrative expenses consist principally of personnel costs, professional fees and public company expenses. General and administrative costs increased in the three-month period ended June 30, 2007, as compared to the same period a year ago, due principally to increases in public company expenses ($0.1 million) and costs associated with the departure of an executive in the current year ($0.3 million), partially offset by a decrease in stock-based compensation expense for stock options ($0.3 million).

We recognized general and administrative expenses of $3.1 million in the six-month periods ended June 30, 2007 and 2006. An increase in costs associated with the departure of an executive in the current year ($0.3 million) was offset by a decrease in stock-based compensation expense for stock options ($0.3 million).

Interest Income

We recognized interest income of $0.3 million and $0.2 million in the three-month periods ended June 30, 2007 and 2006, respectively. We recognized interest income of $0.7 million and $0.5 million in the six-month periods ended June 30, 2007 and 2006, respectively. Interest income is primarily comprised of income generated from cash, cash equivalents and short-term investments. Interest income increased during the three- and six-month periods ended June 30, 2007, as compared to the same periods in 2006, due to higher average investment balances and higher interest rates.

Income Tax Benefit

We recognized an income tax benefit of $0.1 million during the six-month period ended June 30, 2007, as a result of the sale of Pennsylvania research and development tax credit carryforwards to a third party pursuant to Pennsylvania Act 7 of 1997 and Pennsylvania Act 46 of 2003.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to risks associated with interest rate changes. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We only invest in U.S. government, government agency, corporate and bank or institutional money market funds with investment standards comparable to our investment policy. Our investment policy limits the amount of credit exposure we may have to any one issue, issuer or type of investment, other than U.S. government debt.

As of June 30, 2007, our investment portfolio consisted of $14.4 million in cash and cash equivalents and $11.9 million in U.S. Treasury or U.S. government agency debt instruments having a maturity of less than one year. Due to the nature of our investment portfolio, management believes that a sudden change in interest rates would not have a material effect on the value of the portfolio. Management estimates that if the average annualized yield of our investments had decreased by 100 basis points, our interest income for the six-month period ended June 30, 2007 would have decreased by approximately $0.1 million. Correspondingly, if the average annualized yield of our investments had increased by 100 basis points, our interest income for the six-month period ended June 30, 2007 would have increased by approximately $0.1 million. These estimates assume that the change occurred on the first day of 2007 and changed the annualized yield of each investment instrument by 100 basis points. The impact on our future interest income will depend largely on the gross amount of our investment portfolio.

We do not currently have any significant direct foreign currency exchange rate risk.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures: For the quarterly period ended June 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer (the principal executive officer) and our Senior Vice President and Chief Financial Officer (the principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based upon this evaluation, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that, as of June 30, 2007, our disclosure controls and procedures were effective.

Our management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all errors or fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met and our disclosure controls and procedures are designed to provide this reasonable assurance. Based upon the evaluation discussed above, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that, as of June 30, 2007, our disclosure controls and procedures were effective at providing such reasonable assurance. Because of inherent limitations in all control systems, no evaluation of control can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected.

Internal control over financial reporting: There were no changes in our internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There are many factors that affect our business and the results of our operations. In addition to the following risk factor and the other information set forth in this quarterly report, you should carefully read and consider "Item 1A. Risk Factors" in Part I, and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, of our Annual Report on Form 10-K for the year ended December 31, 2006, which contain a description of significant factors that might cause the actual results of operations in future periods to differ materially from those currently expected or desired.

Risks Related to Our Business

Our efforts to increase the value of the Company for our stockholders may not be successful. There is no guarantee that our stockholders will realize greater value for, or preserve existing value of, their shares of the Company.

On April 10, 2007, following the completion of the previously announced strategic review, our Board of Directors approved management’s plan to focus corporate resources on the development of trodusquemine MSI-1436 for the treatment of obesity. Over the next year, our business and research activities will be devoted to our anti-obesity program and our collaboration with MedImmune for the development of anti-IL9 antibody as a treatment for asthma. In connection with this realignment, we reduced our workforce by approximately 30 percent during May and June of 2007 and we will seek to divest certain non-core assets. There can be no assurance that our plan to focus resources on obesity and asthma programs will provide greater value to our stockholders than that reflected in the current stock price.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 17, 2007, we held our Annual Meeting of Stockholders. Proxies were solicited for the Annual Meeting pursuant to Regulation 14 of the Exchange Act. At the Annual Meeting, the stockholders elected seven directors for one-year terms and ratified the appointment of our independent registered public accounting firm.

(a)	In the election of directors, the number of shares voted was as follows:

	Votes For(1)	Votes Withheld(1)	Broker Non-Votes
John L. Armstrong, Jr.	80,093,487	13,421,591	—
R. Frank Ecock	90,700,110	2,814,968	—
Zola P. Horovitz, Ph.D.	88,435,404	5,079,674	—
Osagie O. Imasogie	90,750,423	2,764,655	—
Peter J. Savino, M.D.	88,254,372	5,260,706	—
Robert F. Shapiro	90,595,449	2,919,629	—
James B. Wyngaarden, M.D.	86,867,519	6,647,559	—

(b)	In the ratification of the appointment of KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2007, the number of shares voted was as follows:

For(1)	Against(1)	Abstentions(1)	Broker Non-Votes
91,976,893	1,188,451	349,734	—

(1)	Number of votes does not reflect one-for-six reverse stock split of the Company’s issued and outstanding shares.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENAERA CORPORATION

Date: August 9, 2007	By:	/s/ Leanne M. Kelly
Leanne M. Kelly
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