Form 10-Q
period 2007-09-30
GENAERA CORP
filed 2007-11-09
CIK 880431

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended September 30, 2007.

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

The number of outstanding shares of the registrant’s Common Stock, par value $.002 per share, on November 9, 2007 was 17,461,505.

GENAERA CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2007

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

GENAERA CORPORATION

BALANCE SHEETS

(In thousands, except per share data)

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,323	$11,965
Short-term investments	13,882	21,841
Prepaid expenses and other current assets	659	629

Total current assets	23,864	34,435
Fixed assets, net	458	759
Other assets	56	56

Total assets	$24,378	$35,250

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,053	$2,427

Total current liabilities	2,053	2,427
Other liabilities	70	1,770

Total liabilities	2,123	4,197

Commitments and contingencies (Note 6)

Stockholders’ equity (Note 2):
Preferred stock—$0.001 par value per share, 9,211 shares authorized, none issued and outstanding at September 30, 2007 and December 31, 2006	—	—
Common stock—$0.002 par value per share; 150,000 shares authorized; 17,459 and 17,442 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	35	35
Additional paid-in capital	292,863	291,843
Accumulated other comprehensive income (loss)	20	(59)
Accumulated deficit	(270,663)	(260,766)

Total stockholders’ equity	22,255	31,053

Total liabilities and stockholders’ equity	$24,378	$35,250

See accompanying notes to financial statements.

GENAERA CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Collaborative research agreement and grant revenues	$51	$119	$2,660	$364

Costs and expenses:
Research and development	2,898	3,863	9,457	14,613
General and administrative	1,187	1,389	4,258	4,491

	4,085	5,252	13,715	19,104

Loss from operations	(4,034)	(5,133)	(11,055)	(18,740)
Interest income	305	635	1,011	1,121

Loss before income taxes	(3,729)	(4,498)	(10,044)	(17,619)
Income tax benefit	—	—	147	—

Net loss	$(3,729)	$(4,498)	$(9,897)	$(17,619)

Net loss per share — basic and diluted	$(0.21)	$(0.26)	$(0.57)	$(1.30)

Weighted average shares outstanding — basic and diluted	17,456	17,430	17,449	13,506

See accompanying notes to financial statements.

GENAERA CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2007	2006
Cash Flows From Operating Activities:
Net loss	$(9,897)	$(17,619)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	317	311
Amortization of investment premiums	38	72
Compensation expense on option grants and equity awards	1,020	2,114
Deferred revenue recognized	(1,713)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(30)	(177)
Accounts payable and accrued expenses	(374)	(2,015)
Other liabilities	13	(25)

Net cash used in operating activities	(10,626)	(17,339)

Cash Flows From Investing Activities:
Purchase of investments	(14,000)	(30,000)
Proceeds from maturities of investments	22,000	18,000
Capital expenditures	(16)	(316)

Net cash provided by (used in) investing activities	7,984	(12,316)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock and warrants	—	23,216
Proceeds from exercise of stock options and warrants	—	40

Net cash provided by financing activities	—	23,256

Net decrease in cash and cash equivalents	(2,642)	(6,399)
Cash and cash equivalents at beginning of period	11,965	16,418

Cash and cash equivalents at end of period	$9,323	$10,019

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

On May 11, 2007, the Company effected a one-for-six reverse stock split of the Company’s issued and outstanding common stock upon the filing of an amendment to the Company’s Fifth Amended and Restated Certificate of Incorporation. Authority to effect a reverse stock split was granted to the board of directors by the Company’s stockholders at a Special Meeting of Stockholders held on October 3, 2006. As a result of the reverse stock split, every six shares of the Company’s issued and outstanding common stock was automatically combined into one issued and outstanding share without any change in the par value of such shares. No fractional shares were issued in connection with the reverse stock split. Stockholders who were entitled to a fractional share received a cash payment for the value of the fractional share. The reverse split affected all of the holders of the Company’s common stock uniformly and did not materially affect any stockholder’s percentage of stock ownership interest. Any shares of the Company’s common stock or shares of common stock underlying options, restricted stock and warrants were proportionately reduced and the exercise prices of any warrants or options were proportionately increased as a result of the reverse stock split. All impacted amounts included in the financial statements and notes thereto have been retroactively restated for the reverse stock split. Impacted amounts include shares outstanding, share issuances, shares underlying stock options and warrants, loss per share and the fair value of equity-based instruments. A $174,000 reclassification between common stock and additional-paid-in capital has been recorded as of December 31, 2006 as a result of the one-for-six reverse stock split.

NOTE 2. Stockholders’ Equity

The changes in stockholders’ equity from December 31, 2006 to September 30, 2007 are summarized as follows (in thousands):

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	Amount
Balance at December 31, 2006	17,442	$35	$291,843	$(59)	$(260,766)	$31,053
Compensation expense under option grants and stock awards	17	—	1,020	—	—	1,020
Comprehensive loss:
Net loss	—	—	—	—	(9,897)	(9,897)
Unrealized gain on investments	—	—	—	79	—	79

Total comprehensive loss						(9,818)

Balance at September 30, 2007	17,459	$35	$292,863	$20	$(270,663)	$22,255

NOTE 3. Common Stock Warrants

The table below sets forth the outstanding warrants which were all issued as of September 30, 2007:

Grant Date	Amount	Exercise Price		Expiration Date	Status
June 2006	4,448,747	$3.66	(1)	12/30/2011	Exercisable
September 2005	570,000	$$18.90	(1)	3/13/2011	Exercisable
January 2004	165,017	$32.28	(1)	1/23/2009	Exercisable

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

A summary of the status of the Company’s stock options as of September 30, 2007 and changes during the nine-month period then ended is presented below (in thousands, except per share data):

	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2007	1,144	$12.06
Granted	3,859	2.90
Forfeited	(176)	5.26
Expired	(50)	23.90

Outstanding at September 30, 2007	4,777	$4.79

During the nine-month period ended September 30, 2007, the Company modified certain stock option grants previously awarded to an executive of the Company. The modification resulted in a reversal of $261,000 of stock-based compensation expense previously recognized. Additionally, during the three- and nine-month periods ended September 30, 2007, the Company recorded a reduction in stock compensation expense of $372,000 due to a revision of the estimated forfeiture rate.

The 1998 Plan provides for the issuance of common stock awards, up to a maximum of 875,000 shares. The 2004 Plan provides for the issuance of common stock awards with no restriction as to the percentage of shares issued as stock awards in relation to the maximum shares allowable under the plan. Such awards shall be made subject to such performance requirements, vesting provisions, transfer restrictions or other restrictions and conditions as a committee of the Company’s board of directors may determine. A summary of the status of the Company’s nonvested stock awards as of September 30, 2007 and the changes during the nine-month period then ended is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2007	26,641	$12.45
Vested	(19,223)	11.68
Forfeited	(209)	23.88

Nonvested at September 30, 2007	7,209	$14.17

NOTE 5. Collaborative Arrangements

In April 2001, the Company entered into a research collaboration and licensing agreement with MedImmune, Inc. (“MedImmune”) to develop and commercialize therapies related to the Company’s interleukin-9 (“IL9”) program. MedImmune provided funding of $2,500,000 to the Company for research and development activities at the Company over a two-year period from April 2001 to April 2003 (the “R&D Funding”). The R&D Funding was paid in eight quarterly installments and was recognized by the Company as revenues on a straight-line basis over the two-year period. By the end of that two-year period, licensed technology had been transferred to MedImmune and MedImmune assumed responsibility for any further development and commercialization efforts on the IL9 program. In addition to the R&D Funding, MedImmune agreed to reimburse the Company for certain external costs incurred by the Company in connection with the IL9 research plan. The external cost reimbursements are recognized by the Company as revenues as the related expenses are incurred. In December 2006, the Company received a milestone payment as a result of the initiation of Phase II clinical trials. For the three- and nine-month periods ended September 30, 2007, the Company recognized $51,000 and $406,000 of revenue from external cost reimbursements, respectively. During the nine-month period ended September 30, 2007, the Company recognized $150,000 of external cost reimbursements and $200,000 of related expenses related to prior periods. For the three- and nine-month periods ended September 30, 2006, the Company recognized $19,000 and $149,000 of revenue from external cost reimbursements, respectively. The revenue and expense amounts related to prior periods were determined to be immaterial to the current and prior periods. The Company could also receive up to $54,000,000 in additional payments based on successful completion of future milestones. The Company is also entitled to royalties on sales of commercial products resulting from the collaboration. Receipt of future milestones and royalties is dependent upon a number of factors, including favorable results in the future from clinical trials being conducted by MedImmune, MedImmune continuing to conduct the research and development activities required to commercialize the product and the commercial success of the product if and when it is approved for marketing by the Food and Drug Administration.

In September 2001, the Company received a contingent award of up to $1,700,000 from Cystic Fibrosis Foundation Therapeutics (“CFFT”), an affiliate of the Cystic Fibrosis Foundation, to support early clinical evaluation of LOMUCIN™ involving subjects with cystic fibrosis. In April 2005, the award was increased to $2,863,000, consisting of $513,000 previously received in connection with the Company’s initial Phase II trial of LOMUCIN and up to $2,350,000 in milestone-driven matching funds from CFFT to support a multi-center, randomized, double-blind, placebo-controlled Phase II clinical trial of LOMUCIN. After consultation with CFFT, the protocol for this trial was amended in June 2006 to decrease the number of evaluable subjects to be enrolled in the trial from 200 to 80. As a result of the decrease in the number of evaluable subjects, the total contract funding for the Company’s Phase II clinical evaluation of LOMUCIN was reduced from $2,863,000 to $2,521,478 or $2,452,000, depending upon the final milestone achieved. On June 29, 2007, the Company and CFFT agreed, for reasons of futility, to discontinue the Phase II trial of LOMUCIN and terminated the award agreement. As a result of the termination, the Company recognized revenue of $2,102,000 in the nine-month period ended September 30, 2007, of which $1,713,000 was recorded as a long-term liability at December 31, 2006.

In April 2004, the Company received a Phase I Small Business Innovative Research (“SBIR”) program grant from the National Institute of Diabetes and Digestive and Kidney Diseases of the National Institutes of Health (“NIH”) in the amount of $100,000 to support the Company’s trodusquemine program. The grant extended over a one-year period which ended in March 2005. In March 2005, the Company notified the NIH of a no-cost extension to the original budget period by twelve months. As a result of the notification, the grant was extended to March 2006. The Company recognized no revenue related to this grant in the three- and nine-month periods ended September 30, 2007. The Company recognized $100,000 of revenue related to this grant during the nine-month period ended September 30, 2006.

In September 2004, the Company received a Phase I SBIR program grant from the National Eye Institute of the NIH in the amount of $100,000 to support its aminosterols for age-related macular degeneration program. The grant extended over a one-year period, which ended in August 2005. In August 2005, the Company notified the NIH of a no-cost extension to the original budget period by twelve months. As a result of the notification, the grant was extended to August 2006. The Company recognized no revenue related to this grant in the three- and nine-month periods ended September 30, 2007. The Company recognized $100,000 of revenue related to this grant during the three- and nine-month periods ended September 30, 2006.

In February 2006, the Company entered into an agreement to provide pexiganan cream to a research facility for its conduct of a research study. As a result of this agreement, the Company recognized $15,000 as revenue in the nine-month period ended September 30, 2006.

In May 2007, the Company received a one-time payment as a result of the licensing by the Ludwig Institute of Cancer Research (“LICR”) of certain patents jointly owned by LICR and the Company pursuant to the Second Research Agreement between the Company and LICR dated December 20, 1999. The Company recognized the payment of $152,000, which related to a prior period, as revenue in the nine-month period ended September 30, 2007. The revenue amount related to a prior period was determined to be immaterial to the current and prior period.

In July 2007, the Company granted an exclusive option to acquire license rights for drug uses of pexiganan (the “Option Agreement”) to MacroChem Corporation (“MacroChem”). The Option Agreement gave MacroChem a 90-day exclusive right to enter into a license agreement. The Company received a payment of $250,000 upon execution of the Option Agreement in July 2007. The $250,000 is recorded as deferred revenue as of September 30, 2007.

NOTE 6. Commitments, Contingencies and Liquidity

Employment Agreements

The Company has employment agreements with all of its officers and employees. Employees covered under employment contracts who are terminated “without cause” are entitled to receive continuation of base pay for periods ranging from two months to twelve months.

In 2007, the Company reduced its workforce as a result of the decision to terminate the EVIZON™ clinical development program in wet age-related macular degeneration and the board of directors approval of management’s plan to focus corporate resources on the development of trodusquemine for the treatment of obesity. As a result, the Company incurred restructuring charges of approximately $1,000 and $427,000 during the three- and nine-month periods ended September 30, 2007. Approximately $87,000 and $415,000 of these charges were paid in the three- and nine-month periods ended September 30, 2007, respectively.

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

The Company regularly explores alternative means of financing its operations and seeks funding through various sources, including public and private securities offerings and collaborative arrangements with third parties. The Company currently does not have any commitments to obtain additional funds and may be unable to obtain sufficient funding in the future on acceptable terms, if at all. If the Company cannot obtain funding, it will need to delay, scale back or eliminate research and development programs or enter into collaborations with third parties to commercialize potential products or technologies that it might otherwise seek to develop or commercialize independently, or seek other arrangements. If the Company engages in collaborations, it will receive lower consideration upon commercialization of such products than if it had not entered into such arrangements or if it entered into such arrangements at later stages in the product development process. The Company believes that its cash, cash equivalents and short–term investments as of September 30, 2007 are sufficient to meet its research and development goals for its programs and sustain operations at least through December 2008.

NOTE 7. Income Taxes

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainties in income taxes recognized in an enterprise’s financial statements and prescribes a threshold of more-likely-than-not for recognition of tax benefits of uncertain tax positions taken or expected to be taken in a tax return. FIN 48 also provides related guidance on measurement, derecognition, classification, interest and penalties, and disclosures. The provisions of FIN 48 were effective for the Company on January 1, 2007. The adoption of FIN 48 did not have an impact on the Company’s results of operations or financial condition.

During the nine-month period ended September 30, 2007, the Company sold a portion of its Pennsylvania research and development credit carryforwards to a third party for net proceeds of $147,000, resulting in the recognition of an income tax benefit in the statement of operations.

NOTE 8. Subsequent Events

On October 2, 2007, MacroChem exercised its exclusive option to acquire from the Company the exclusive worldwide license rights for use of pexiganan as a drug. Under the terms of the license agreement, MacroChem will pay the Company an initial fee of $1,000,000 in several installments through February 1, 2008, of which $250,000 was received upon signing of the license agreement. The terms of the agreement also include up to $7,000,000 in milestone payments to the Company upon the achievement of clinical milestones, including the start of Phase III clinical trials and regulatory approval, sales-based milestones of up to $35,000,000 and royalty payments of 10% on net sales of commercial products resulting from the license agreement. As a result of the license agreement, MacroChem will assume responsibility for all clinical development, manufacturing, regulatory and commercialization activities for pexiganan as a drug. Receipt of future milestones and royalties is dependent upon a number of factors, including favorable results in the future from clinical trials to be conducted by MacroChem.

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

Financial Condition, Liquidity and Capital Resources

Cash, cash equivalents and short-term investments were $23.2 million at September 30, 2007 as compared to $33.8 million at December 31, 2006. The primary use of cash during the three- and nine-month periods ended September 30, 2007 was to finance our research and development operations.

Current liabilities were $2.1 million and $2.4 million at September 30, 2007 and December 31, 2006, respectively. As of September 30, 2007, current liabilities include $0.3 million received from MacroChem Corporation (“MacroChem”) for an exclusive option to acquire license rights for drug uses of pexiganan.

Our capital expenditure requirements will depend upon numerous factors, including the progress of our research and development programs, the time and cost required to obtain regulatory approvals, our ability to enter into additional collaborative arrangements, the demand for products based on our technology, if and when such products are approved, and possible acquisitions of products, technologies and companies. We had no significant commitments for capital expenditures as of September 30, 2007.

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

Contractual Cash Obligations

The table below sets forth our contractual cash obligations at September 30, 2007 (in thousands):

		Cash Payments Due by Period
Contractual Cash Obligations [1]	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating lease on building [2]	$1,009	$453	$556	$—	$—
Operating leases and maintenance contracts on equipment	122	86	36	—	—

Total contractual cash obligations	$1,131	$539	$592	$—	$—

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

Critical Accounting Policies and Estimates

A discussion of our critical accounting policies and estimates is included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2006. There have not been any changes or additions to our critical accounting policies during the nine months ended September 30, 2007.

Results of Operations

Revenues

We recognized revenue of $0.1 million and $0.1 million in the three-month periods ended September 30, 2007 and 2006, respectively. We recognized revenue of $2.7 million and $0.4 million in the nine-month periods ended September 30, 2007 and 2006, respectively. We have received no revenues to date from product sales. Revenues recorded to date have consisted principally of revenues recognized under collaborations with third parties.

In April 2001, we entered into a research collaboration and licensing agreement with MedImmune, Inc. (“MedImmune”) to develop and commercialize therapies related to our anti-interleukin-9 (“IL9”) program. MedImmune provided funding of $2.5 million, payable in eight equal quarterly installments through April 2003 (the “R&D Funding”). In addition, MedImmune reimburses external costs for certain research and development activities and for patent prosecution expenses. We could also receive up to $54.0 million of additional funding based on successful completion of future milestones. In December 2006, we received a milestone payment as a result of the initiation of Phase II clinical trials. For the three- and nine-month periods ended September 30, 2007, we recognized $0.1 million and $0.4 million as revenue related to external cost reimbursements, respectively. During the nine-month period ended September 30, 2007, $0.2 million of the revenue related to reimbursement for expenses incurred in prior periods. For the nine-month period ended September 30, 2006, we recognized $0.1 million as revenue related to external cost reimbursements.

In September 2001, we received a contingent award of up to $1.7 million from Cystic Fibrosis Foundation Therapeutics (“CFFT”) to support early clinical evaluation of LOMUCIN involving subjects with cystic fibrosis. In April 2005, the award was increased to $2.9 million, consisting of $0.5 million previously received in connection with our initial Phase II trial of LOMUCIN and up to $2.4 million in milestone-driven matching funds from CFFT to support a multi-center, randomized, double-blind, placebo-controlled Phase II clinical trial of LOMUCIN. After consultation with CFFT, the protocol for this trial was amended in June 2006 to decrease the number of evaluable subjects to be enrolled in the trial from 200 to 80. As a result of the decrease in the number of evaluable subjects, the total contract funding for our Phase II clinical evaluation of LOMUCIN was reduced from $2.9 million to $2.52 million or $2.45 million, depending upon the final milestone achieved. On June 29, 2007, we and CFFT agreed, for reasons of futility, to discontinue the Phase II trial of LOMUCIN and terminated the award agreement. As a result of the termination, we recognized revenue of $2.1 million in the nine-month period ended September 30, 2007, of which $1.7 million was recorded as a long-term liability at December 31, 2006.

In April 2004, we received a Phase I Small Business Innovative Research (“SBIR”) program grant from the National Institute of Diabetes and Digestive and Kidney Diseases of the National Institutes of Health (“NIH”) in the amount of $0.1 million to support our trodusquemine program. The grant extended over a one-year period which ended in March 2005. In March 2005, we notified the NIH of a no-cost extension to the original budget period by twelve months. As a result of the notification, the grant was extended to March 2006. We recognized no revenue related to this grant in the three- and nine-month periods ended September 30, 2007. We recognized $0.1 million of revenue related to this grant in the nine-month period ended September 30, 2006.

In September 2004, the Company received a Phase I SBIR program grant from the National Eye Institute of the NIH in the amount of $0.1 million to support its aminosterols for age-related macular degeneration (“AMD”) program. The grant extended over a one-year period, which ended in August 2005. In August 2005, the Company notified the NIH of a no-cost extension to the original budget period by twelve months. As a result of the notification, the grant was extended to August 2006. The Company recognized no revenue related to this grant in the three- and nine-month periods ended September 30, 2007. The Company recognized $0.1 million of revenue related to this grant during the three- and nine-month periods ended September 30, 2006.

In February 2006, we entered into an agreement to provide pexiganan cream to a research facility for its conduct of a research study. As a result of this agreement, we recognized $15,000 as revenue in the nine-month period ended September 30, 2006.

In May 2007, we received a one-time payment as a result of the licensing by the Ludwig Institute of Cancer Research (“LICR”) of certain patents jointly owned by LICR and Genaera pursuant to the Second Research Agreement between LICR and Genaera dated December 20, 1999. We recognized the payment of $0.2 million, which related to a prior period, as revenue in the nine-month period ended September 30, 2007. The revenue amount related to a prior period was determined to be immaterial to the current and prior period.

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

	Development Stage	Status
Trodusquemine	Phase I	Active
Squalamine:
Squalamine	Phase II	Inactive(1)
EVIZON™ (squalamine)	Phase II/III	Inactive(2)
LOMUCIN™	Phase II	Active(3)
IL9	Phase II	Active(4)
Other programs:
Other aminosterols	Research	Active
LOCILEX Cream	Phase III	Inactive(5)

(1)	In July 2007, we announced the termination of our squalamine clinical development program for the treatment of prostate cancer.
(2)	In January 2007, we announced the termination of our EVIZON™ clinical development program for the treatment of wet AMD.
(3)

In June 2007, we closed enrollment in our LOMUCIN™ clinical development program for the treatment of cystic fibrosis. Final data collection and evaluation will continue throughout the remainder of 2007.

(4)	In April 2001, we entered into a collaborative agreement with MedImmune to develop and commercialize therapies related to our IL9 program.
(5)	In October 2007, we entered into an agreement to license the exclusive worldwide rights for use of LOCILEX Cream (pexiganan) as a drug to MacroChem.

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

We recognized research and development expenses of $2.9 million and $3.9 million in the three-month periods ended September 30, 2007 and 2006, respectively. We recognized research and development expenses of $9.5 million and $14.6 million in the nine-month periods ended September 30, 2007 and 2006, respectively. The following table illustrates research and development expenses incurred during the three- and nine-month periods ended September 30, 2007 and 2006 for our significant groups of research and development projects (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Squalamine program expenses	$100	$2,118	$465	$9,336
LOMUCIN™ program expenses	167	167	719	793
IL9 program expenses	70	1	425	25
Trodusquemine program expenses	1,765	289	4,784	688
Other program expenses	16	9	49	34
Indirect expenses	780	1,279	3,015	3,737

	$2,898	$3,863	$9,457	$14,613

Research and development expenses decreased in the three-month period ended September 30, 2007, as compared to the same period a year ago, due to decreases in clinical trial costs ($0.8 million), manufacturing expenses ($0.2 million) and personnel costs ($1.0 million) related to our squalamine program for the treatment of wet AMD as a result of the discontinuation of the program, and decreases in indirect expenses due to a reduction in stock-based compensation expense for stock options ($0.1 million), consulting expense ($0.1 million), temporary labor ($0.1 million), equipment rental and maintenance expense ($0.1 million) and indirect personnel costs ($0.1 million). These decreases were partially offset by increases in personnel costs ($0.5 million), manufacturing expenses ($0.2 million), clinical trial costs ($0.5 million) and third-party contract research ($0.2 million) related to our trodusquemine program for the treatment of obesity. In addition, there was an increase in third-party contract research ($0.1 million) related to our IL9 program.

Research and development expenses decreased in the nine-month period ended September 30, 2007, as compared to the same period a year ago, due to decreases in clinical trial costs ($5.0 million), third-party contract research ($0.3 million), manufacturing expenses ($0.8 million), consulting expenses and research and development supplies ($0.4 million) and personnel costs ($2.4 million) related to our squalamine program for the treatment of wet AMD as a result of the discontinuation of the program, and decreases in indirect expenses due to a reduction in stock-based compensation expense for stock options ($0.4 million), temporary labor ($0.4 million), recruiting fees ($0.1 million) and consulting expense ($0.2 million). These decreases were partially offset by increases in personnel costs ($1.4 million), manufacturing expenses ($1.3 million), clinical trial costs ($1.0 million), and third-party contract research ($0.4 million) related to our trodusquemine program for the treatment of obesity, as well as increases in third-party contract research ($0.3 million) and personnel costs ($0.1 million) related to our IL9 program. In addition, indirect expenses increased partially due to realignment costs associated with the 2007 reductions in force ($0.4 million).

The costs incurred to date on each of our development projects are not reasonably estimable because work on one program often supports or enhances another program. For example, it is not possible to separate the time and resources spent in the development of squalamine lactate as a product candidate to treat wet AMD and as a product candidate to treat cancer because: (i) early research and development efforts devoted to cancer research led to the development of squalamine lactate (trade name EVIZON™) for AMD; (ii) clinical trial work pursuant to our Investigational New Drug (“IND”) application for cancer forms part of the safety data base for the IND application we filed with the Food and Drug Administration for wet AMD; (iii) our manufacturing development for squalamine lactate supports both the AMD and cancer programs; (iv) trodusquemine and squalamine are synthesized from the same starting material and a significant number of steps in the synthesis are identical; and (v) nonclinical testing conducted supports all regulatory filings and proposed indications for squalamine.

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

General and Administrative Expenses

We recognized general and administrative expenses of $1.2 million and $1.4 million in the three-month periods ended September 30, 2007 and 2006, respectively. General and administrative expenses consist principally of personnel costs, professional fees and public company expenses. General and administrative costs decreased in the three-month period ended September 30, 2007, as compared to the same period a year ago, due principally to decreases in stock-based compensation expense for stock options ($0.1 million) and restricted stock ($0.1 million).

We recognized general and administrative expenses of $4.3 million and $4.5 million in the nine-month periods ended September 30, 2007 and 2006, respectively. General and administrative costs decreased in the nine-month period ended September 30, 2007, as compared to the same period a year ago, due principally to decreases in stock-based compensation expense for stock options ($0.5 million) and restricted stock ($0.2 million), partially offset by increases in realignment costs associated with the 2007 reductions in force. ($0.3 million) and legal fees ($0.2 million).

Interest Income

We recognized interest income of $0.3 million and $0.6 million in the three-month periods ended September 30, 2007 and 2006, respectively. We recognized interest income of $1.0 million and $1.1 million in the nine-month periods ended September 30, 2007 and 2006, respectively. Interest income is primarily comprised of income generated from cash, cash equivalents and short-term investments. Interest income decreased during the three- and nine-month periods ended September 30, 2007, as compared to the same periods in 2006, due to lower average investment balances.

Income Tax Benefit

We recognized an income tax benefit of $0.1 million during the nine-month period ended September 30, 2007, as a result of the sale of Pennsylvania research and development tax credit carryforwards to a third party pursuant to Pennsylvania Act 7 of 1997 and Pennsylvania Act 46 of 2003.

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

As of September 30, 2007, our investment portfolio consisted of $9.3 million in cash and cash equivalents and $13.9 million in U.S. Treasury or U.S. government agency debt instruments having a maturity of less than one year. Due to the nature of our investment portfolio, management believes that a sudden change in interest rates would not have a material effect on the value of the portfolio. Management estimates that if the average annualized yield of our investments had decreased by 100 basis points, our interest income for the nine-month period ended September 30, 2007 would have decreased by approximately $0.2 million. Correspondingly, if the average annualized yield of our investments had increased by 100 basis points, our interest income for the nine-month period ended September 30, 2007 would have increased by approximately $0.2 million. These estimates assume that the change occurred on the first day of 2007 and changed the annualized yield of each investment instrument by 100 basis points. The impact on our future interest income will depend largely on the gross amount of our investment portfolio.

We do not currently have any significant direct foreign currency exchange rate risk.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures: For the quarterly period ended September 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer (the principal executive officer) and our Senior Vice President and Chief Financial Officer (the principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report.

Our management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all errors or fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met and our disclosure controls and procedures are designed to provide this reasonable assurance. Based upon the evaluation discussed above, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that, as of September 30, 2007, our disclosure controls and procedures were effective at providing such reasonable assurance.

Internal control over financial reporting: There were no changes in our internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

GENAERA CORPORATION

Date: November 9, 2007	By:	/s/ Leanne M. Kelly
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