Form 10-K
period 2007-12-31
GENAERA CORP
filed 2008-03-31
CIK 880431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 0-19651

GENAERA CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	13-3445668
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5110 Campus Drive, Plymouth Meeting, PA	19462
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (610) 941-4020

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Common Stock, $.002 par value per share	Nasdaq Capital Market
(Title of each class)	(Name of each exchange on which registered)

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐    NO ☒

The aggregate market value of common stock held by non-affiliates of the registrant was $48,962,563 as of June 30, 2007, the last business day of the registrant’s most recently completed second fiscal quarter. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the National Market System of The Nasdaq Stock Market on June 30, 2007. For purposes of this calculation only, the registrant has defined affiliates as all directors and executive officers as of June 30, 2007 and any stockholder whose ownership exceeds 10% of the common stock outstanding as of June 30, 2007.

The number of shares of the registrant’s common stock outstanding as of March 31, 2008 was 17,464,630.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the Registrant’s 2008 Annual Meeting of Stockholders to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Form 10-K.

GENAERA CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2007

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

There are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements.

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

OVERVIEW

Genaera Corporation is a biopharmaceutical company committed to developing medicines to address substantial unmet medical needs in major pharmaceutical markets. We were first incorporated in the state of Delaware in 1987 and are headquartered in Plymouth Meeting, Pennsylvania. Our current research and development efforts are focused on metabolic disorders. Our lead clinical drug candidate, trodusquemine (“MSI-1436”) is being developed to treat obesity and type 2 diabetes. In addition to MSI-1436, we have a collaborative agreement with MedImmune, Inc. (“MedImmune”) to develop and commercialize therapies related to our anti-interleukin-9 (“IL9”) program for the treatment of asthma.

We have no products available for sale and have incurred losses since our inception. Because substantially all of our potential products currently are in research, preclinical development or the early or middle stages of clinical testing, revenues from sales of any products will not occur for at least the next several years, if at all. We believe our cash, cash equivalents and short-term investments at December 31, 2007 are sufficient to fund operations and meet our research and development goals into the fourth quarter of 2008. We have commenced a cost savings initiative and plan to reduce our projected operating expenses in 2008. However, we will also need to raise additional funds and are currently exploring alternatives, such as equity or debt financing and/or the licensing of the rights to one or more of our product candidates. If additional funds are raised by issuing equity securities, substantial dilution to existing shareholders may result. If we engage in collaborations, we may receive lower consideration upon commercialization of such products than if we had not entered into such arrangements, or if we entered into such arrangements at later stages in the product development process. If we fail to obtain capital when required, we may be required to delay, scale back, or eliminate some or all of our research and development programs.

DEVELOPMENT PROGRAMS

Obesity Therapeutic Program

Trodusquemine (also referred to in scientific literature as MSI-1436) is a small molecule that has demonstrated the ability to prevent abnormal weight gain or induce weight reduction in several animal models. Our researchers have shown that animal food intake can be regulated in a reversible manner, leading to changes in body weight. Preclinical data on trodusquemine demonstrate that it is a potent appetite suppressant with the ability to normalize fasting blood sugar independent of its ability to induce weight loss. Additionally, trodusquemine has been shown to reduce elevated levels of cholesterol and triglycerides in obese animals. Our preclinical studies with trodusquemine support a mixed mechanism of action that suppresses appetite and increases insulin sensitivity by selective inhibition of both central and peripheral protein tyrosine phosphatase 1B (“PTP1B”). The ability of trodusquemine to induce weight loss in several animal models (rodent, rabbit, dog and monkey) make it an excellent candidate for evaluation in clinical studies. We began phase 1 clinical studies with MSI-1436 in the second quarter of 2007.

With trodusquemine, we are targeting the approximately 10 to 12 million Americans who are classified medically as significantly obese and the approximately 21 million with type 2 diabetes. While the trodusquemine molecule is very different in function, it has a similar chemical structure to squalamine lactate (“squalamine”), a compound that we previously developed, which would enable us to make more efficient use of internal and external resources utilized in the manufacture of squalamine. We filed an Investigational New Drug (“IND”) application with the United States Food and Drug Administration (“FDA”) for the use of trodusquemine in the treatment of obesity in the first quarter of 2007. We filed an additional IND application for the use of trodusquemine in the treatment of type 2 diabetes in the fourth quarter of 2007.

IL9 Antibody Therapeutics

The anti-IL9 program is a genomics-based program focused on the development of a blocking antibody to IL9 to treat a root cause of asthma. Our functional genomic studies demonstrated the broad role of IL9 as an etiologic agent in asthma. The IL9 gene varies in structure and function among individuals and as a result may have an important role in a genetic predisposition to asthma and allergic reactions. Our scientific studies and independent peer-reviewed publications indicate that IL9 controls other well-known factors involved in promoting lung inflammation in asthma, including a group of proteins that modulate the growth and functional activities of immune cells. We have developed a patent position around IL9, having first discovered and documented a role for this cytokine in asthma. Our patent position includes patents licensed exclusively from the Ludwig Institute for Cancer Research (“LICR”) as well as patents owned jointly with LICR.

In April 2001, we entered into a collaborative agreement with MedImmune to develop and commercialize therapies related to our IL9 program. Pursuant to the agreement, MedImmune provided funding of $2.5 million for research and development activities over a two-year period from April 2001 through April 2003. By the end of the two-year period, licensed technology had been transferred to MedImmune, which assumed responsibility for development and commercialization efforts on the IL9 program. In addition to the research and development funding, MedImmune agreed to reimburse us for certain external costs we incurred in connection with the IL9 program. Under the agreement, we received $1.0 million based on the completion of contractual milestones and we could also receive up to $54.0 million based on the successful completion of future milestones. We are also entitled to royalties on sales of commercial products resulting from the collaboration. As a result of our limited control over the development plan and the timing of milestones, we cannot estimate the timing or receipt of milestone payments and may not receive a substantial portion of these milestone payments within the next five years. Each party has the right to terminate the agreement upon notice to the other party.

Squalamine Lactate

Squalamine is a unique, first-in-class, synthetic small molecule administered systemically that directly interrupts and reverses multiple facets of “angiogenesis,” a fundamental process by which new blood vessels are formed, and is considered an “anti-angiogenic” substance. Working within activated endothelial cells, squalamine, an aminosterol, inhibits growth factor signaling including vascular endothelial growth factor signaling, thereby resulting in endothelial cell inactivation and, in certain cases, apoptosis. Squalamine has exhibited reproducible anti-angiogenic properties in a number of in vitro and in vivo assays, including animal cancer and eye disease models, across independent laboratories. In 2007, we discontinued our clinical development of squalamine for age-related macular degeneration (“AMD”) and in prostate cancer, and are actively pursuing licensing of squalamine for both oncology and wet AMD.

LOMUCIN™ (talniflumate)

One of our genomics-based programs has focused on the fundamental biology of mucus over-production in patients with chronic respiratory disease. Efforts to identify specific gene targets and validate these targets for therapeutic development have led to the identification of small molecules to inhibit the over-production of mucin, or “mucoregulators.” Our scientists have identified hCLCA1, a chloride channel found in humans, and demonstrated a relationship between hCLCA1 and abnormal mucus production.

LOMUCIN™ (talniflumate) is an orally available, small molecule inhibitor of the hCLCA1 channel and potential mucoregulator. LOMUCIN™ is a compound that was discovered, developed and marketed as an anti-inflammatory drug by Laboratorios Bago of Buenos Aires, Argentina, an independent pharmaceutical company. We have an exclusive license with Laboratorios Bago to develop and commercialize talniflumate as a mucoregulator drug in all major pharmaceutical markets, including the United States, Europe and Japan. In October of 2007, we completed our phase 2 clinical trial program for LOMUCIN™ and are currently pursuing licensing of the compound and the hCLCA1 franchise.

Infectious Disease Program

Prior to 2000, LOCILEX (pexiganan) Cream, a topical cream antibiotic for the treatment of infection in diabetic foot ulcers, had been our lead product development candidate. In July 1999, LOCILEX Cream failed to obtain approval from the FDA, and we have since terminated our manufacturing agreements required to further develop this product candidate and refocused our near-term product development efforts on our other programs. In October 2007, we entered into an agreement to license the exclusive worldwide rights for use of pexiganan as a drug to MacroChem Corporation (“MacroChem”). Under the terms of the license agreement, MacroChem has agreed to pay us an initial fee of $1.0 million. The terms of the agreement also include up to $7.0 million in milestone payments to us based upon the achievement of clinical milestones, including the start of phase 3 clinical trials and regulatory approval. The agreement also includes sales-based milestones of up to $35.0 million and 10% royalty payments on net sales. MacroChem has assumed all clinical development, manufacturing and regulatory activities for pexiganan.

RESEARCH AND DEVELOPMENT COSTS

We incurred costs of $13.1 million and $17.7 million for research and development in the years ended December 31, 2007 and 2006, respectively. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” for additional information.

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

Obtaining FDA approval historically has been a costly and time-consuming process. Generally, in order to gain FDA pre-market approval, a developer first must conduct preclinical studies in the laboratory and in animal model systems to gain preliminary information on an agent’s effectiveness and to identify any safety problems. The results of these studies are submitted as a part of an IND application for a drug or biologic which the FDA must review before human clinical trials of an investigational drug can begin. The IND application includes a detailed description of the clinical investigations to be undertaken.

In order to commercialize any products, we or our collaborators must sponsor and file an IND application and be responsible for initiating and overseeing the clinical studies to demonstrate the safety, effectiveness and quality that are necessary to obtain FDA approval of any such products. For IND applications sponsored by us or our collaborators, we or our collaborators will be required to select qualified investigators (usually physicians) to supervise the administration of the products, and ensure that the investigations are conducted and monitored in accordance with FDA regulations, including the general investigational plan and protocols contained in the IND application.

Clinical trials of drugs normally are done in three phases, although the phases may overlap. Phase 1 trials are concerned primarily with the safety of the drug, involve a small group typically ranging from 15 – 40 subjects, and may take from six months to over one year to complete. Phase 2 trials typically involve 30 – 200 patients and are designed primarily to demonstrate safety and preliminary effectiveness in treating or diagnosing the disease or condition for which the drug is intended, although short-term side effects and risks in people whose health is impaired may also be examined. Phase 3 trials are expanded clinical trials with larger numbers of patients that are intended to evaluate the overall benefit-risk relationship of the drug and to gather additional information for proper dosage and labeling of the drug. Phase 3 clinical trials generally take two to five years to complete, but may take longer. The FDA receives reports on the progress of each phase of clinical testing, and it may require the modification, suspension or termination of clinical trials if it concludes that an unwarranted risk is presented to patients or, in phase 2 and 3, if it concludes that the study protocols are deficient in design to meet their stated objectives.

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

The testing and approval processes described above require substantial time and effort and there can be no assurance that any approval will be granted on a timely basis, if at all. BLAs and NDAs submitted to the FDA can take more than one to two years to receive approval. If questions arise during the FDA review process, approval can take more than five years. Notwithstanding the submission of relevant data, the FDA may ultimately decide that the BLA or NDA does not satisfy its regulatory criteria for approval and deny approval, require additional clinical studies or require demonstration of compliance with Good Manufacturing Practices (“GMPs”). In addition, the FDA may condition marketing approval on the conduct of specific post-marketing studies to further evaluate safety and effectiveness. Even if FDA regulatory clearances are obtained, a marketed product is subject to continual regulatory requirements and review relating to GMPs, adverse event reporting, promotion and advertising and other matters. Later discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions.

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

PATENTS, LICENSES AND PROPRIETARY RIGHTS

We actively seek to protect our product candidates and proprietary information by means of United States and foreign patents, trademarks and contractual arrangements. Our success depends, in part, on our ability to develop and maintain a strong patent position for our products and technologies both in the United States and in certain other countries where patent laws are enforced and pharmaceutical markets are deemed to be meaningful to us and our current and future collaborators. As with most biotechnology and pharmaceutical companies, our patent position is highly uncertain and involves complex legal and factual questions.

To date, we own, co-own or have licensed on an exclusive basis a total of 82 patent applications and issued patents in the United States, 68 of which we own or co-own and 14 that we license on an exclusive basis. We own, co-own or have licensed on an exclusive basis a total of 142 patent applications and issued patents in countries other than the United States.

We own patents covering methods and intermediates in the manufacturing process of squalamine and trodusquemine that expire in 2017 and 2018. We own a composition of matter patent for the trodusquemine compound, which expires in 2014. We also own a patent for the use of trodusquemine as an anti-obesity agent and other indications that expires in 2015. We own two patents for the use of anti-IL9 or anti-IL9 receptor antibodies for the treatment of asthma and related disorders that expire in 2016. We also own several patents and patent applications for the use of squalamine as an anti-angiogenic, including methods for the treatment of cancer and for neovascularization in the eye. One of these patents is to the compound’s combination therapy with other anti-cancer agents and will expire in 2017, while another patent covers the treatment of age-related macular degeneration, retinopathy of prematurity and diabetic retinopathy and will expire in 2015. We also have U.S. patents covering the composition of matter for a mucoregulator target and another patent covering methods for screening for mucoregulator compounds, both of which expire in 2019. We own a patent on the use of talniflumate and related mucoregulator compounds for treating various conditions where mucus is overproduced, which expires in 2021.

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

In addition, our patents on anti-IL9 and anti-IL9 receptor, as well as the patents that we license from LICR, have been licensed to MedImmune. We expect to receive certain milestone payments during the development of this technology and will receive royalty payments on sales of any approved drugs. In addition, we rely on unpatented proprietary technologies, unpatentable skills, knowledge and experience of our scientific and technical personnel, as well as those of our advisors, consultants and other contractors and other intellectual property (collectively “know-how”) in the development of our product candidates. To help protect our proprietary know-how that is not patentable, and for inventions for which patents may be difficult to enforce, we rely on trade secret protection and confidentiality agreements to protect our interests. To this end, we require employees, consultants and advisors to enter into agreements that prohibit the disclosure of our confidential information and, where applicable, require disclosure and assignment to us of the ideas, developments, discoveries and inventions that arise from their activities for us. These confidentiality agreements also require that our employees, consultants and advisors do not bring to us, or use without proper authorization, any third-party’s proprietary technology.

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

Many companies are working to develop and market products intended for the disease areas we are targeting, including obesity, type 2 diabetes and respiratory diseases. A number of major pharmaceutical companies have significant franchises in these disease areas and can be expected to invest heavily to protect their interests. With respect to obesity, products are being developed at a number of biopharmaceutical companies, including but not limited to, Abbott Laboratories, Alizyme plc, Amylin Pharmaceuticals, Inc., Arena Pharmaceuticals, Inc., Bristol-Myers Squibb Company, F. Hoffman-La Roche, Ltd., Merck and sanofi-aventis Group. With respect to type 2 diabetes, products are being developed at a number of biopharmaceutical companies, including but not limited to, Abbott Laboratories, Amylin Pharmaceuticals, Inc., AstraZeneca PLC, Eli Lilly & Company, GlaxoSmithKline PLC, Johnson & Johnson, Novartis AG and Novo Nordisk A/S. In the respiratory field, other biopharmaceutical companies also have reported the discovery of genes relating to asthma and other respiratory diseases, including Amgen, Inc., Genentech, Inc. and Vertex Pharmaceuticals, Inc., as well as other large pharmaceutical companies.

EXECUTIVE OFFICERS

Our current executive officers are as follows:

Name	Age	Position
John L. Armstrong, Jr., MBA	64	President and Chief Executive Officer
Michael J. Gast, MD, PhD	59	Executive Vice President and Chief Medical Officer
Henry R. Wolfe, PhD	50	Executive Vice President and Chief Scientific Officer
Leanne M. Kelly	31	Senior Vice President and Chief Financial Officer

Mr. Armstrong has served as our President and Chief Executive Officer since January 2006. Prior to that, Mr. Armstrong had served as our President and Chief Operating Officer since July 2005. In July 2004, Mr. Armstrong was promoted to our Executive Vice President and Chief Operating Officer. Prior to that, he had served as our Executive Vice President since joining us in October 2003. Mr. Armstrong has over forty years of increasing responsibility in the pharmaceutical industry, with a manufacturing emphasis. Prior to joining us, he served as Chief Executive Officer of Mills Biopharmaceuticals, a subsidiary of UroCor, Inc. (“UroCor”), and as Vice President of Business Development at UroCor from December 1999 to November 2001. Prior to that, Mr. Armstrong served as President and Chief Operating Officer at Oread, Inc. from February 1998 to August 1999. Mr. Armstrong spent from 1991 to 1998 with DuPont Merck Pharmaceutical Company, where he served in various executive positions, including as President of ENDO Laboratories, and President of the global manufacturing/quality division. Prior to that, Mr. Armstrong served in numerous roles of increasing responsibility in manufacturing operations at Merck, Sharp and Dohme, Stuart Pharmaceuticals and Marion Merrell Dow. Mr. Armstrong earned his MBA from Century University in 1993.

Dr. Gast was promoted to Executive Vice President and Chief Medical Officer on October 1, 2007. Prior to that, Dr. Gast had served as our Executive Vice President of Clinical Research and Development since November 2006, having rejoined us in March 2006 as Senior Vice President, Clinical Research and Development. Dr. Gast initially served as our Executive Vice President and Chief Medical Officer from February 2005 through July 31, 2005. Dr. Gast worked for us as a consultant from August 1, 2005 until he rejoined us in 2006. Prior to joining us, Dr. Gast spent ten years at Wyeth, most recently serving as Vice President, Scientific Affairs within Wyeth Global Medical Affairs, where he was responsible for oversight of phase 4 clinical research programs. Previously at Wyeth, Dr. Gast served as Vice President, Women’s Health Clinical Research and Development. Prior to that, Dr. Gast spent twenty-one years at the Washington University School of Medicine. During his tenure on the faculty at the Washington University Department of Obstetrics and Gynecology, Dr. Gast served as Director of the Division of Reproductive Endocrinology and Infertility and Director of the Endocrine Clinical Laboratories. Dr. Gast received his MD from The Ohio State University College of Medicine in 1973 and his PhD in Molecular Biology from Washington University in 1981.

Dr. Wolfe was promoted to Executive Vice President and Chief Scientific Officer on October 1, 2007. Prior to that, Dr. Wolfe had served as our Senior Vice President of Business Development and Research and

Development since November 2006. Dr. Wolfe was promoted to Vice President of Business Development in January 2006. Prior to that, he served as Executive Director of Business Development. Dr. Wolfe has twenty-five years of experience in the biotechnology and pharmaceutical industry. Prior to joining us, he was Vice President of Research & Development at Targeted Diagnostics and Therapeutics, Inc. Prior to that, Dr. Wolfe served in various management positions in the discovery and development of therapeutic and in vivo imaging products with Nycomed Amersham, plc (now GE Healthcare), Sterling Winthrop Pharmaceuticals and E.I. Dupont deNemours Co. Dr. Wolfe received his PhD in Molecular Pharmacology and Structural Biology from Thomas Jefferson University in 2006 and is the author of more than 40 patents and peer-reviewed publications.

Ms. Kelly was promoted to Senior Vice President and Chief Financial Officer on May 1, 2007. Prior to that, Ms. Kelly had served as Senior Vice President of Corporate Communications since November 2006. Prior to that, she had served as Vice President, Finance since January 2006, Interim Chief Financial Officer in 2003 and Controller since December 2002. Prior to joining us, Ms. Kelly was Controller of Lamina Ceramics, Inc. Ms. Kelly also served as Senior Financial Analyst and SEC Accountant at Luminant Worldwide Corporation and Senior Auditor with KPMG LLP. Ms. Kelly holds a CPA certificate from the Pennsylvania State Board of Accountancy and is a member of the Pennsylvania Institute of Certified Public Accountants.

Officers are elected or appointed by the board of directors to serve until the appointment or election and qualification of their successors or their earlier termination or resignation.

EMPLOYEES

As of December 31, 2007, we had 24 full-time employees. No employees are covered by collective bargaining agreements and we consider relations with our employees to be good.

AVAILABLE INFORMATION

We make available free of charge on our internet website, www.genaera.com, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

ITEM 2. PROPERTIES

We lease approximately 21,000 square feet of office and laboratory space in a single building in Plymouth Meeting, Pennsylvania. This lease provides for minimum annual payments of approximately $0.5 million in 2008 and is subject to a 4% increase in December 2008. The lease expires in November 2009.

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

The quarterly ranges of high and low closing bid prices per share of our common stock are shown below, after giving effect to a one-for-six reverse split of our common stock effected on May 11, 2007.

Year Ended December 31, 2006	High	Low
1st Quarter	$10.44	$7.56
2nd Quarter	$8.40	$3.30
3rd Quarter	$3.36	$2.28
4th Quarter	$2.64	$2.16

Year Ended December 31, 2007	High	Low
1st Quarter	$3.00	$1.38
2nd Quarter	$3.78	$2.31
3rd Quarter	$3.07	$2.55
4th Quarter	$2.95	$1.39

As of March 26, 2008, the last reported bid price for our common stock on the Nasdaq Capital Market was $1.48 per share.

Dividends

We have not paid any cash dividends on our common stock since our inception and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. It is the present policy of the board of directors to retain all earnings, if any, to finance the development of our business.

Number of Holders of Common Stock

At March 26, 2008, there were 334 stockholders of record.

ITEM 6.	SELECTED FINANCIAL DATA: N/A

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Genaera Corporation is a biopharmaceutical company focused on advancing the science and treatment of metabolic diseases. Our research and development efforts are focused on obesity and type 2 diabetes. In addition, we have a fully out-licensed partnership with MedImmune for the development and commercialization of respiratory therapies related to our IL9 program.

Since commencing operations in 1988, we have not generated any revenue from product sales. We have funded operations primarily from the proceeds of public and private placements of securities, research and development collaboration payments and related equity investments. We have incurred a loss in each year since our inception and we expect to incur substantial additional losses for at least the next several years. We expect that losses may fluctuate and that such fluctuations may be substantial. At December 31, 2007, our accumulated deficit was $276.5 million. We believe our cash, cash equivalents and short-term investments at December 31, 2007 are sufficient to fund operations and meet our research and development goals into the fourth quarter of 2008. However, we will also need to raise additional funds and are currently exploring alternatives, such as equity or debt financing and/or the licensing of the rights to one or more of our product candidates. If additional funds are raised by issuing equity securities, substantial dilution to existing shareholders may result. If we engage in collaborations, we may receive lower consideration upon commercialization of such products than if we had not entered into such arrangements, or if we entered into such arrangements at later stages in the product development process. If we fail to obtain capital when required, we may be required to delay, scale back, or eliminate some or all of our research and development programs.

The following discussion is included to describe our financial position and results of operations for each of the years ended December 31, 2006 and 2007. The financial statements and notes thereto included elsewhere herein contain detailed information that should be referred to in conjunction with this discussion.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ materially from those estimates. The following are critical accounting policies that are important to our financial condition and results of operations and require management to make judgments, assumptions and estimates that are inherently uncertain.

Revenue Recognition

Contract revenue for research and development is recorded as earned based on the performance requirements of the contract. Non-refundable contract fees for which no further performance obligations exist, and for which there is no continuing involvement by us, are recognized at the earlier of when the payments are received or when collection is assured. Revenue from non-refundable upfront license fees and certain guaranteed payments where we have continuing involvement through development collaboration is recognized on a straight-line basis over the development period. Revenue associated with performance milestones is recognized based upon the achievement of the milestones as defined in the respective agreements. Revenue under research and development cost reimbursement contracts is recognized as the related costs are incurred. Advance payments received in excess of amounts earned are classified as liabilities until earned. Payments received that are refundable also are classified as liabilities until the refund provision expires. We make an estimate as to the appropriate deferral period for recognition of revenue on any collaborative development programs. Changes in these estimates due to the evolution of the development program can have a significant effect on the timing of when revenue is recorded.

Research and Development Expenses

Research and development expenses include related salaries, contractor fees and facility costs. Research and development expenses consist of independent research and development contract costs, contract manufacturing costs and costs associated with collaborative research and development arrangements. In addition, we fund research and development at other research institutions under agreements that are generally cancelable. Research and development expenses also include external activities, such as investigator-sponsored trials. All such costs are charged to research and development expense systematically as incurred, which may be measured by patient enrollment or the passage of time. At the initiation of certain contracts, we must make an estimate as to the duration and expected completion date of the contract, which may require a change due to accelerations, delays or other adjustments to the contract period or work performed. Changes in these estimates could have a significant effect on the amount of research and development costs in a specific period. While we have historically made changes to the estimates underlying our research and developments costs, none of those changes were material for any historical period. Future changes in these estimates could have a significant effect on the amount of research and development costs in a specific period.

Stock-Based Compensation

We account for stock-based employee compensation using the modified prospective method set forth by Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R requires that compensation cost for all stock-based awards be measured at fair value on the date of grant and recognized over the requisite service period for awards expected to vest. The fair value of stock option grants is determined using the Black-Scholes valuation model. Such amounts, net of estimated forfeitures, are recognized as compensation expense over the requisite service period using the accelerated method under SFAS 123R.

RESULTS OF OPERATIONS—2007 vs. 2006

Revenues

We recognized revenue of $2.7 million and $0.9 million in the years ended December 31, 2007 and 2006, respectively. We have received no revenues to date from product sales. Revenues recorded to date have consisted principally of revenues recognized under collaborations with third parties.

In April 2001, we entered into a research collaboration and licensing agreement with MedImmune to develop and commercialize therapies related to our IL9 program. MedImmune provided funding of $2.5 million, payable in eight equal quarterly installments through April 2003. In addition, MedImmune reimburses external costs for certain research and development activities and for patent prosecution expenses. We could also receive up to $54.0 million of additional funding based on successful completion of future milestones. In December 2006, we received a milestone payment of $0.5 million as a result of the initiation of phase 2 clinical trials. For the year ended December 31, 2007, we recognized $0.5 million as revenue related to external cost reimbursements, of which $0.2 million related to reimbursement for expenses incurred in prior periods. The revenue and expense amounts related to a prior period were determined to be immaterial to the current and prior periods. For the year ended December 31, 2006, we recognized $0.7 million as revenue related to external cost reimbursements ($0.2 million) and milestone payments ($0.5 million).

In September 2001, we received a contingent award of up to $1.7 million from Cystic Fibrosis Foundation Therapeutics (“CFFT”), an affiliate of the Cystic Fibrosis Foundation, to support early clinical evaluation of LOMUCIN™ involving subjects with cystic fibrosis. In April 2005, the award was increased to $2.9 million, consisting of $0.5 million previously received in connection with our initial phase 2 trial of LOMUCIN and up to $2.35 million in milestone-driven matching funds from CFFT to support a multi-center, randomized, double-blind, placebo-controlled phase 2 clinical trial of LOMUCIN. After consultation with CFFT, the protocol for this trial was amended in June 2006 to decrease the number of evaluable subjects to be enrolled in the trial from 200 to 80. As a result of the decrease in the number of evaluable subjects, the total contract funding for our phase 2 clinical evaluation of LOMUCIN was reduced from $2.9 million to $2.52 million or $2.45 million, depending upon the final milestone achieved. In June 2007, we and CFFT agreed, for reasons of futility, to discontinue the phase 2 trial of LOMUCIN and terminated the award agreement. As a result of the termination, we recognized revenue of $2.1 million in the year ended December 31, 2007, of which $1.7 million was recorded as a long-term liability at December 31, 2006.

In April 2004, we received a phase 1 Small Business Innovative Research (“SBIR”) program grant from the National Institute of Diabetes and Digestive and Kidney Diseases of the National Institutes of Health (“NIH”) in the amount of $0.1 million to support our trodusquemine program. The grant extended over a one-year period which ended in March 2005. In March 2005, we notified the NIH of a no-cost extension to the original budget period by twelve months. As a result of the notification, the grant was extended to March 2006. We recognized $0.1 million of revenue related to this grant in the year ended December 31, 2006.

In September 2004, we received a phase 1 SBIR program grant from the National Eye Institute of the NIH in the amount of $0.1 million to support our aminosterols for AMD program. The grant extended over a one-year period, which ended in August 2005. In August 2005, we notified the NIH of a no-cost extension to the original budget period by twelve months. As a result of the notification, the grant was extended to August 2006. We recognized $0.1 million of revenue related to this grant in the year ended December 31, 2006.

In February 2006, we entered into an agreement to provide pexiganan cream to a research facility for its conduct of a research study. As a result of this agreement, we recognized $15,000 as revenue in the year ended December 31, 2006.

In May 2007, we received a one-time payment as a result of the licensing by LICR of certain patents jointly owned by LICR and Genaera pursuant to the Second Research Agreement between LICR and Genaera dated December 20, 1999. We recognized the payment of $0.1 million, which related to a prior period, as revenue in the year ended December 31, 2007. The revenue amount related to a prior period was determined to be immaterial to the current and prior periods.

Research and Development Expenses

Our research and development programs include trodusquemine (“MSI-1436”) for the treatment of obesity and type 2 diabetes, anti-IL9 antibody, LOMUCIN™ (talniflumate) and other programs consisting of other aminosterols for the treatment of inflammatory disorders, squalamine lactate for oncology and wet AMD, and LOCILEX (pexiganan) Cream for the treatment of infectious disease. The following table illustrates our research and development projects and the stage to which each has been developed:

	Development Stage	Status
Trodusquemine	Phase 1	Active
IL9	Phase 2	Inactive(1)
LOMUCIN™	Phase 2	Inactive (2)
Squalamine:
Squalamine	Phase 2	Inactive(3)
EVIZON™ (squalamine)	Phase 2/3	Inactive(4)
Other programs:
LOCILEX Cream	Phase 3	Inactive(5)
Other aminosterols	Research	Active

(1)

In April 2001, we entered into a collaborative agreement with MedImmune to develop and commercialize therapies related to our IL9 program. The licensed technology has been transferred to MedImmune and MedImmune has assumed responsibility for development and commercialization efforts on the IL9 program.

(2)

In June 2007, we closed enrollment in our LOMUCIN™ clinical development program for the treatment of cystic fibrosis. Final data collection and evaluation will continue throughout the first half of 2008.

(3)	In July 2007, we announced the termination of our squalamine clinical development program for the treatment of prostate cancer.
(4)	In January 2007, we announced the termination of our EVIZON™ clinical development program for the treatment of wet AMD.
(5)	In October 2007, we entered into an agreement to license the exclusive worldwide rights for use of pexiganan as a drug to MacroChem.

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

We recognized research and development expenses of $13.1 million and $17.7 million in 2007 and 2006, respectively. The following table illustrates research and development expenses (in thousands) incurred during the years ended December 31, 2007 and 2006 for our significant groups of research and development projects:

	Years ended December 31,
	2007	2006
Trodusquemine program expenses	$6,672	$1,149
IL9 program expenses	507	26
LOMUCIN™ program expenses	783	926
Squalamine program expenses	632	10,839
Other program expenses	70	46
Indirect expenses	4,433	4,683

	$13,097	$17,669

Research and development expenses decreased in the year ended December 31, 2007, as compared to the same period a year ago, due to decreases in clinical trial costs ($5.4 million), personnel costs ($3.6 million), third-party contract research costs ($0.1 million), manufacturing expenses ($0.7 million), and costs for consulting and supplies ($0.4 million) related to our squalamine program for the treatment of wet AMD and decreases in personnel costs ($0.2 million) and manufacturing expenses ($0.1 million) related to our LOMUCIN™ program. These decreases were partially offset by increases in clinical trial costs ($0.9 million), personnel costs ($2.1 million), manufacturing expenses ($1.3 million), third-party contract research ($0.9 million) and costs for consulting and supplies ($0.3 million) related to our trodusquemine obesity therapeutic program, as well as increases in clinical trial costs ($0.2 million) related to our LOMUCIN™ program and increases in personnel costs ($0.1 million) and third-party contract research costs ($0.4 million) related to our IL9 program. In addition, indirect expenses decreased primarily due to decreased consulting expense ($0.3 million), temporary labor ($0.3 million) and other indirect costs ($0.2 million), partially offset by increases in indirect personnel costs ($0.1 million) and realignment costs associated with the 2007 reductions in force ($0.4 million).

The costs incurred to date on each of our development projects are not reasonably estimable because work on one program often supports or enhances another program. For example, it is not possible to separate the time and resources spent in development of squalamine lactate as a product candidate to treat wet AMD and as a product candidate to treat cancer because: (i) early research and development efforts devoted to cancer research led to the development of our product candidate squalamine lactate (trade name EVIZON™) for AMD; (ii) clinical trial work pursuant to our IND application for cancer forms part of the safety data base for the IND application we filed with the FDA for wet AMD; (iii) our manufacturing development for squalamine lactate supports both the AMD and cancer programs; (iv) trodusquemine and squalamine are synthesized from the same starting material and a significant number of steps in the synthesis are identical; and (v) nonclinical testing conducted supports all regulatory filings and proposed indications for squalamine.

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

General and Administrative Expenses

We recognized general and administrative expenses of $6.8 million and $6.0 million in 2007 and 2006, respectively. General and administrative expenses consist principally of personnel costs, professional fees and public company expenses. General and administrative costs increased in the year ended December 31, 2007, as compared to the same period a year ago, due principally to increases in stock-based compensation expense ($0.1 million), bonus expense ($0.2 million) and realignment costs associated with the 2007 reductions in force ($0.3 million). There were also increases in legal fees ($0.3 million) associated with our strategic review in 2007. These increases were partially offset by a decrease in consultant expenses ($0.1 million).

Interest Income and Other

We recognized interest income of $1.3 million and $1.5 million in 2007 and 2006, respectively. Interest income is primarily comprised of income generated from cash and investments. Interest income decreased during the year ended December 31, 2007, as compared to the same period a year ago, due to lower average investment balances.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments were $20.9 million at December 31, 2007 as compared to $33.8 million at December 31, 2006. The primary use of cash was to fund our research and development operations.

Current liabilities increased by $1.0 million from $2.4 million at December 31, 2006 to $3.4 million at December 31, 2007, due to an increase in current deferred revenue associated with the licensing of pexiganan to MacroChem.

Our capital expenditure requirements depend upon numerous factors, including the progress of our research and development programs, the time and cost required to obtain regulatory approvals, our ability to enter into additional collaborative arrangements, the demand for products based on our technology, if and when such products are approved, and possible acquisitions of products, technologies and companies. We had no significant capital commitments as of December 31, 2007.

Our goal is to conduct significant research, pre-clinical development, clinical testing and manufacturing activities over the next several years. We expect that these activities, together with projected general and administrative expenses, will result in continued and significant losses.

Since inception, we have funded our operations primarily from the proceeds of public and private placements of our securities totaling approximately $253.3 million since our initial public offering in December 1991, including the proceeds from a private placement of our securities, net of costs, of $23.2 million in June 2006.

In addition to the above, we have funded our operations from contract and grant revenues, research and development expense reimbursements and interest income.

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

We have prepared our financial statements assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred net losses since inception and we expect to generate losses from operations for the foreseeable future primarily due to research and development costs for MSI-1436. We believe our cash, cash equivalents and short-term investments at December 31, 2007 are sufficient to fund operations and meet our research and development goals into the fourth quarter of 2008. We have commenced a cost savings initiative and plan to reduce our projected operating expenses in 2008. However, we will also need to raise additional funds and are currently exploring alternatives, such as equity or debt financing and/or the licensing of the rights to one or more of our product candidates. If additional funds are raised by issuing equity securities, substantial dilution to existing shareholders may result. If we engage in collaborations, we may receive lower consideration upon commercialization of such products than if we had not entered into such arrangements, or if we entered into such arrangements at later stages in the product development process. If we fail to obtain capital when required, we may be required to delay, scale back, or eliminate some or all of our research and development programs.

RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for the measurement of fair value, and enhances disclosures about fair value measurements. SFAS 157 does not require any new fair value measures. In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Both SFAS 157 and SFAS 159 are effective for our quarterly reporting period ending March 31, 2008, however in February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 to partially delay the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. We do not anticipate that the adoption of SFAS 157 and SFAS 159 will have an impact on our results of operations and financial position.

In December 2007, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 07-01, Accounting for Collaborative Arrangements (“EITF 07-01”), which provides guidance concerning determining whether an arrangement constitutes a collaborative arrangement within the scope of the Issue, how costs incurred and revenue generated on sales to third parties and payments between participants pursuant to a collaboration agreement should be presented in the results of operations and what participants should disclose in the notes to the financial statements about a collaborative arrangement. EITF 07-01 will be adopted in 2009. We are currently evaluating the impact that the adoption of EITF 07-01 will have, if any, on our financial statements.

In June 2007, the EITF issued EITF Issue No. 07-03, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF 07-03”). EITF 07-03 provides guidance concerning the accounting for nonrefundable advance payments made by a research and development entity for future research and development activities. The EITF concluded that an entity must defer and capitalize nonrefundable advance payments made for research and development activities and expense these amounts as the related goods are delivered or the related services are performed. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. EITF 07-03 will be adopted in 2008. We are currently evaluating the impact that the adoption of EITF 07-03 will have, if any, on our financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Financial Statements beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

For the year ended December 31, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer (the principal executive officer) and our Senior Vice President and Chief Financial Officer (the principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that, as of December 31, 2007, our disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. A control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are being met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can only provide reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its assessment, management believes that, as of December 31, 2007, our internal control over financial reporting was effective based on those criteria.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

This Part III incorporates certain information from our Proxy Statement for the 2008 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. Notwithstanding such incorporation, the section of our 2008 Proxy Statement entitled “Compensation Committee Report” shall not be deemed to be filed as part of this Annual Report on Form 10-K.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is incorporated herein by reference to the sections entitled “Nominees for Election”, “Code of Ethics”, “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2008 Annual Meeting of Stockholders.

Information required by this item concerning our executive officers is included in Part I of this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this item is incorporated herein by reference to the sections entitled “Compensation Discussion and Analysis”, “Compensation Committee Interlocks and Insider Participation”, “Compensation Committee Report”, “Executive Compensation”, “Compensation of Directors” and “Director Summary Compensation Table” in our Proxy Statement for the 2008 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated herein by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for the 2008 Annual Meeting of Stockholders.

Equity Compensation Plan Information

The following table provides aggregate information, as of December 31, 2007, regarding our equity compensation plans, including the Amended 2004 Stock-Based Incentive Compensation Plan, the Amended 1998 Equity Compensation Plan (the “1998 Plan”) and the 1992 Stock Option Plan (the “1992 Plan”). As a result of the expiration of the 1992 Plan in 2002 and the 1998 Plan in February 2008, no additional option grants will be made under those plans.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options and rights and lapse of restrictions on restricted stock	Weighted-average exercise price of outstanding options and rights [1]	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	4,611,497	$4.33	721,836
Equity compensation plans not approved by security holders	—	—	—

Total	4,611,497	$4.33	721,836

[1]	Does not include restricted stock as the price is determined on date of issuance, not date of grant.

See “Item 8. Financial Statements and Supplementary Data” and “Note 9. Stock-Based Compensation” for additional information regarding our equity compensation plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR

                  INDEPENDENCE

Information required by this item is incorporated herein by reference to the sections entitled “Certain Relationships and Related Person Transactions” and “Corporate Governance” in our Proxy Statement for the 2008 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is incorporated herein by reference to the section entitled “Proposal No. 2—Ratification of Selection of KPMG LLP as our Independent Registered Public Accounting Firm” in our Proxy Statement for the 2008 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this Annual Report on Form 10-K:

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

Exhibit No.
3.1	Fifth Amended and Restated Certificate of Incorporation of Genaera Corporation (Incorporated by reference to Exhibit 3.1 filed with the Company’s Quarterly Report on Form 10-Q for June 30, 2006)

3.2	Certificate of Designations, Preferences and Rights of Series A Preferred Stock of Magainin Pharmaceuticals Inc. dated May 8, 2000 (Incorporated by reference to Exhibit 10.2 filed with the Company’s Quarterly Report on Form 10-Q for June 30, 2000)

3.3	Certificate of Ownership and Merger Merging M Merger Sub, Inc. with and into Magainin Pharmaceuticals Inc. dated March 9, 2001 (Incorporated by reference to Exhibit 3.5 filed with the Company’s Quarterly Report on Form 10-Q for March 31, 2001)

3.4	Certificate of Designations, Preferences and Rights of Series B Preferred Stock of Genaera Corporation dated April 19, 2001 (Incorporated by reference to Exhibit 3.7 filed with the Company’s Quarterly Report on Form 10-Q for March 31, 2001)

3.5	By-laws of Genaera Corporation, as Amended and Restated on May 16, 2002 (Incorporated by reference to Exhibit 3.2 filed with the Company’s Quarterly Report on Form 10-Q for June 30, 2002)

3.6	Amended and Restated Certificate of Designations, Preferences and Rights for the Series C-1 Preferred Stock dated June 9, 2003 (Incorporated by reference to Exhibit 3.1 filed with the Company’s Current Report on Form 8-K filed with the SEC on June 12, 2003)

3.7	Amended and Restated Certificate of Designations, Preferences and Rights for the Series C-2 Preferred Stock dated June 9, 2003 (Incorporated by reference to Exhibit 3.2 filed with the Company’s Current Report on Form 8-K filed with SEC on June 12, 2003)

3.8*	Amendment to the Fifth Amended and Restated Certificate of Incorporation of Genaera Corporation

Exhibit No.
3.9	Amendment to the By-laws of Genaera Corporation, as Amended and Restated on November 29, 2007 (Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed with the SEC on December 5, 2007)

4.1	Specimen copy of stock certificate for shares of Common Stock of Genaera Corporation (Incorporated by reference to Exhibit 4.1 filed with the Company’s Quarterly Report on Form 10-Q for March 31, 2001)

10.1#	1992 Stock Option Plan of the Registrant, as Amended (Incorporated by reference to Exhibit A filed with the Company’s Proxy Statement for the 1996 Annual Meeting of Stockholders)

10.2#	Amended 1998 Equity Compensation Plan, as Amended and Restated on July 22, 2002 (Incorporated by reference to Exhibit 3.2 filed with the Company’s Quarterly Report on Form 10-Q for June 30, 2002)

10.3#	Amended 2004 Stock-Based Incentive Plan (Incorporated by reference to Exhibit 10.1 filed with the Company’s Quarterly Report on Form 10-Q for June 30, 2006)

10.4#	Form of Stock Option Agreement under Stock Option Plans (Incorporated by reference to Exhibit 4.6 filed with the Company’s Registration Statement No. 33-43579 on Form S-1)

10.5#	Employment Agreement between the Company and John L. Armstrong, Jr. (Incorporated by reference to Exhibit 10.36 filed with the Company’s Annual Report on Form 10-K for December 31, 2003)

10.6#	Form and Schedule of Stock Awards to Executive Officers (Incorporated by reference to Exhibit 4.7 filed with the Company’s Registration Statement No. 333-62073 on Form S-8)

10.7#	Change in Control Agreement between the Company and John L. Armstrong, Jr. (Incorporated by reference to Exhibit 10.2 filed with the Company’s Quarterly Report on Form 10-Q for September 30, 2004)

10.8#	Change in Control Agreement between the Company and John A. Skolas (Incorporated by reference to Exhibit 10.3 filed with the Company’s Quarterly Report on Form 10-Q for September 30, 2004)

10.9#	Employment Agreement between the Company and Michael J. Gast, M.D. (Incorporated by reference to Exhibit 10.42 filed with the Company’s Annual Report on Form 10-K for December 31, 2004)

10.10#	Amendment to the Letter Agreement between the Company and John L. Armstrong, Jr. dated December 1, 2005 (Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2005)

10.11	Lease with respect to Plymouth Meeting, Pennsylvania office and laboratory space dated December 13, 2001 (Incorporated by reference to Exhibit 10.12 filed with the Company’s Annual Report on Form 10-K for December 31, 2001)

10.12	Amended Patent License Agreement and Sponsored Research Agreement with The Children’s Hospital of Philadelphia (Incorporated by reference to Exhibit 10.1 filed with the Company’s Quarterly Report on Form 10-Q for June 30, 2003)

10.13	License Agreement with Multiple Peptide Systems, Inc. (Incorporated by reference to Exhibit 10.12 filed with the Company’s Registration Statement No. 33-43579 on Form S-1)

10.14	Second Amendment to License Agreement with Multiple Peptide Systems, Inc. (Incorporated by reference to Exhibit 10.30 filed with the Company’s Quarterly Report on Form 10-Q for September 30, 1996)

Exhibit No.
10.15+	Assignment Agreement between Magainin Pharmaceuticals Inc., Roy C. Levitt, M.D. and GeneQuest, Inc. (Incorporated by reference to Exhibit 10.25 filed with the Company’s Annual Report on Form 10-K for December 31, 1995)

10.16+	Development, Supply and Distribution Agreement, effective as of February 12, 1997, with SmithKline Beecham Corporation (Incorporated by reference to Exhibit 10.29 filed with the Company’s Annual Report on Form 10-K for December 31, 1996)

10.17	Settlement and Termination Agreement between Abbott Laboratories Inc. and Magainin Pharmaceuticals Inc., effective September 8, 1999 (Incorporated by reference to Exhibit 99.1 filed with the Company’s Current Report on Form 8-K filed with the SEC on September 28, 1999)

10.18	Registration Rights Agreement between Magainin Pharmaceuticals Inc. and Genentech, Inc. dated April 28, 2000 (Incorporated by reference to Exhibit 10.4 filed with the Company’s Quarterly Report on Form 10-Q for June 30, 2000)

10.19+	Amended License Agreement between Magainin Pharmaceuticals Inc. and Ludwig Institute for Cancer Research dated December 20, 1999 (Incorporated by reference to Exhibit 10.1 filed with the Company’s Quarterly Report on Form 10-Q for March 31, 2001)

10.20+	Second Research Agreement between Magainin Pharmaceuticals Inc. and Ludwig Institute for Cancer Research dated December 20, 1999 (Incorporated by reference to Exhibit 10.2 filed with the Company’s Quarterly Report on Form 10-Q for March 31, 2001)

10.21+	Notice of Renewal of Second Research Agreement between Genaera Corporation and Ludwig Institute for Cancer Research dated October 31, 2001 (Incorporated by reference to Exhibit 10.22 filed with the Company’s Annual Report on Form 10-K for December 31, 2001)

10.22	Settlement Agreement between Genaera Corporation and Genentech, Inc. dated April 18, 2001 (Incorporated by reference to Exhibit 10.3 filed with the Company’s Quarterly Report on Form 10-Q for March 31, 2001)

10.23+	Collaboration and License Agreement between Genaera Corporation and MedImmune, Inc. dated April 19, 2001 (Incorporated by reference to Exhibit 10.4 filed with the Company’s Quarterly Report on Form 10-Q for March 31, 2001)

10.24	Amendment to Collaboration and License Agreement between Genaera Corporation and MedImmune, Inc. effective April 19, 2001 (Incorporated by reference to Exhibit 10.25 filed with the Company’s Annual Report on Form 10-K for December 31, 2001)

10.25	Preferred Stock Purchase Agreement between Genaera Corporation and MedImmune, Inc. dated April 19, 2001 (Incorporated by reference to Exhibit 10.5 filed with the Company’s Quarterly Report on Form 10-Q for March 31, 2001)

10.26	Warrants to purchase shares of Genaera Corporation Common Stock by Ladenburg Thalmann dated December 12, 2001 (Incorporated by reference to Exhibit 10.27 filed with the Company’s Annual Report on Form 10-K for December 31, 2001)

10.27	Placement Agency Agreement dated April 5, 2002 by and between Genaera Corporation and Wells Fargo Securities, LLC (Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed with the SEC on April 8, 2002)

10.28+	License, Development and Commercialization Agreement Between Genaera Corporation and Laboratorios Bago SA (Incorporated by reference to Exhibit 10.1 filed with the Company’s Quarterly Report on Form 10-Q for September 30, 2002)

10.29	Placement Agency Agreement between Genaera Corporation and Fortis Securities Inc. dated as of November 11, 2003 (Incorporated by reference to Exhibit 99.2 with the Company’s Current Report on Form 8-K filed with the SEC on November 14, 2003)

Exhibit No.
10.30	Consent Agreement to Amend and Restate the Certificates of Designations, Preferences and Rights for the Series C-1 Preferred Stock and Series C-2 Preferred Stock (Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed with the SEC on June 12, 2003)

10.31	Series C-1 and C-2 Preferred Stock and Warrant Purchase Agreement dated May 23, 2003 (Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed with the SEC on May 28, 2003)

10.32	Amendment No. 1 to Series C-1 and C-2 Preferred Stock and Warrant Purchase Agreement dated June 9, 2003 (Incorporated by reference to Exhibit 10.2 filed with the Company’s Current Report on Form 8-K filed with the SEC on June 12, 2003)

10.33	Form of Warrants to Purchase 250,000 Shares of Common Stock (Incorporated by reference to Exhibit 10.2 filed with the Company’s Current Report on Form 8-K filed with the SEC on May 28, 2003)

10.34	Form of Warrants to Purchase 83,334 Shares of Common Stock (Incorporated by reference to Exhibit 10.3 filed with the Company’s Current Report on Form 8-K filed with the SEC on May 28, 2003)

10.35	Placement Agency Agreement dated September 12, 2005 among Genaera Corporation, RBC Capital Markets Corporation and Fortis Securities LLC (Incorporated by reference to Exhibit 99.2 filed with the Company’s Current Report on Form 8-K/A filed with the SEC on September 15, 2005)

10.36	Securities Purchase Agreement dated September 9, 2005 by and between Genaera Corporation and Certain Purchasers (Incorporated by reference to Exhibit 99.1 filed with the Company’s Current Report on Form 8-K/A filed with the SEC on September 15, 2005)

10.37	Form of Warrants to Purchase 570,000 Shares of Common Stock (Incorporated by reference to Exhibit 10.42 filed with the Company’s Annual Report on Form 10-K for December 31, 2005)

10.38#	Employment Agreement between the Company and John A. Skolas (Incorporated by reference to Exhibit 10.35 filed with the Company’s Annual Report on Form 10-K for December 31, 2003)

10.39	Placement Agency Agreement dated June 28, 2006 among Genaera Corporation, Banc of America Securities LLC and Fortis Securities LLC (Incorporated by reference to Exhibit 1.1 filed with the Company’s Current Report on Form 8-K filed with the SEC on June 29, 2006)

10.40	Form of Purchase Agreement dated June 28, 2006 by and between Genaera Corporation and certain purchasers (Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed with the SEC on June 29, 2006)

10.41	Form of Warrants to Purchase 4,448,747 Shares of Common Stock (Incorporated by reference to Exhibit 4.1 filed with the Company’s Current Report on Form 8-K filed with the SEC on June 29, 2006)

10.42	Letter terminating Development, Supply and Distribution Agreement with SmithKline Beecham Corporation (Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2006)

10.43#	Amendment to employment agreement between the Company and John A. Skolas dated September 29, 2004 (Incorporated by reference to Exhibit 10.48 filed with the Company’s Annual Report on Form 10-K for December 31, 2006)

10.44	First Amendment to Lease Agreement with respect to Plymouth Meeting, Pennsylvania office and laboratory space dated February 6, 2004 (Incorporated by reference to Exhibit 10.49 filed with the Company’s Annual Report on Form 10-K for December 31, 2006)

Exhibit No.
10.45	Second Amendment to Lease Agreement with respect to Plymouth Meeting, Pennsylvania office and laboratory space dated August 30, 2006 (Incorporated by reference to Exhibit 10.50 filed with the Company’s Annual Report on Form 10-K for December 31, 2006)

10.46#	Consulting Agreement between the Company and John A. Skolas dated April 9, 2007 (Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed with the SEC on April 12, 2007)

10.47#	Separation Agreement between the Company and John A. Skolas dated April 10, 2007 (Incorporated by reference to Exhibit 10.2 filed with the Company’s Current Report on Form 8-K filed with the SEC on April 12, 2007)

10.48#	Change in Control Agreement between the Company and Leanne M. Kelly dated May 18, 2007 (Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed with the SEC on June 12, 2007)

10.49	Letter of Termination of Award Agreement between the Genaera Corporation and the Cystic Fibrosis Foundation Therapeutics dated June 28, 2007 (Incorporated by reference to Exhibit 10.1 with the Company’s Current Report on Form 8-K filed with the SEC on July 5, 2007)

10.50	Letter Agreement between the Genaera Corporation and MacroChem Corporation dated July 3, 2007 (Incorporated by reference to Exhibit 10.1 with the Company’s Current Report on Form 8-K filed with the SEC on July 10, 2007)

10.51#	Amendment to the Letter Agreement between the Company and John L. Armstrong, Jr. dated November 29, 2007 (Incorporated by reference to Exhibit 10.1 with the Company’s Current Report on Form 8-K filed with the SEC on December 5, 2007)

23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm

24.1*	Power of Attorney (Included on signature page of this Annual Report on Form 10-K)

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

Explanation of Footnotes to Listing of Exhibits:

*	Filed herewith.
#	Compensation plan or arrangement in which directors or executive officers are eligible to participate.
+	Portions of this Exhibit were omitted and filed separately with the SEC pursuant to an order granting confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENAERA CORPORATION

Date: March 31, 2008	By:	/s/ JOHN L. ARMSTRONG, JR.
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

Signature	Title	Date

/s/ JOHN L. ARMSTRONG, JR. John L. Armstrong, Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2008

/s/ LEANNE M. KELLY Leanne M. Kelly	Senior Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 31, 2008

/s/ R. FRANK ECOCK R. Frank Ecock	Director	March 31, 2008

/s/ ZOLA P. HOROVITZ, PH.D. Zola P. Horovitz, Ph.D.	Director	March 31, 2008

/s/ OSAGIE O. IMASOGIE Osagie O. Imasogie	Director	March 31, 2008

/s/ MITCHELL D. KAYE Mitchell D. Kaye	Director	March 31, 2008

/s/ PETER J. SAVINO, M.D. Peter J. Savino, M.D.	Director	March 31, 2008

/s/ ROBERT F. SHAPIRO Robert F. Shapiro	Director	March 31, 2008

/s/ JAMES B. WYNGAARDEN, M.D. James B. Wyngaarden, M.D.	Director	March 31, 2008

GENAERA CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Genaera Corporation:

We have audited the accompanying balance sheets of Genaera Corporation as of December 31, 2007 and 2006, and the related statements of operations, changes in stockholders’ equity and comprehensive loss, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Genaera Corporation as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, has limited resources available to fund current research and development activities, and will require substantial additional financing to continue to fund its research and development activities. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP

Philadelphia, Pennsylvania

March 31, 2008

GENAERA CORPORATION

BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$12,939	$11,965
Short-term investments (Note 3)	7,961	21,841
Prepaid expenses and other current assets	356	629

Total current assets	21,256	34,435
Fixed assets, net (Note 4)	374	759
Other assets	56	56

Total assets	$21,686	$35,250

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses (Note 5)	$2,377	$2,427
Deferred revenue (Note 11)	1,000	—

Total current liabilities	3,377	2,427
Other liabilities (Note 11)	70	1,770

Total liabilities	3,447	4,197

Commitments and contingencies (Note 14)

Stockholders’ equity:
Preferred stock—$0.001 par value; 9,211 shares authorized; none issued and outstanding at December 31, 2007 and 2006	—	—
Common stock—$0.002 par value; 150,000 shares authorized; 17,463 and 17,442 shares issued and outstanding at December 31, 2007 and 2006, respectively	35	35
Additional paid-in capital	294,693	291,843
Accumulated other comprehensive income (loss)	4	(59)
Accumulated deficit	(276,493)	(260,766)

Total stockholders’ equity	18,239	31,053

Total liabilities and stockholders’ equity	$21,686	$35,250

See accompanying notes to financial statements.

GENAERA CORPORATION

STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	December 31,
	2007	2006
Collaborative research agreement and grant revenues (Note 11)	$2,737	$892

Costs and expenses:
Research and development	13,097	17,669
General and administrative	6,792	5,996

	19,889	23,665

Loss from operations	(17,152)	(22,773)
Interest income	1,278	1,542
Loss on sale of fixed assets	—	(3)

Loss before income taxes	(15,874)	(21,234)
Income tax benefit (Note 10)	147	—

Net loss	$(15,727)	$(21,234)

Net loss per share—basic and diluted	$(0.90)	$(1.46)

Weighted average shares outstanding—basic and diluted	17,452	14,513

See accompanying notes to financial statements.

GENAERA CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’

EQUITY AND COMPREHENSIVE LOSS

(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stock- holders’ Equity
	Number of Shares	Amount
Balance at January 1, 2006	11,451	$23	$265,870	$(77)	$(239,532)	$26,284
Comprehensive loss:
Net loss	—	—	—	—	(21,234)	(21,234)
Carrying value adjustment	—	—	—	18	—	18

Total comprehensive loss						(21,216)

Exercise of stock options and compensation expense under option grants and stock awards	59	—	2,769	—	—	2,769
Common stock issued pursuant to private placement	5,932	12	23,204	—	—	23,216

Balance at December 31, 2006	17,442	35	291,843	(59)	(260,766)	31,053
Comprehensive loss:
Net loss	—	—	—	—	(15,727)	(15,727)
Carrying value adjustment	—	—	—	63	—	63

Total comprehensive loss						(15,664)

Compensation expense under option grants and stock awards	21	—	2,850	—	—	2,850

Balance at December 31, 2007	17,463	$35	$294,693	$4	$(276,493)	$18,239

See accompanying notes to financial statements.

GENAERA CORPORATION

STATEMENTS OF CASH FLOWS

(In thousands)

	2007	2006
Cash Flows From Operating Activities:
Net loss	$(15,727)	$(21,234)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	410	420
Amortization of investment discounts/premiums	(57)	(26)
Compensation expense on option grants and stock awards	2,850	2,685
Deferred revenue recognized	(1,713)	—
Loss on sale of fixed assets	—	3
Changes in operating assets and liabilities:
Prepaid expenses and other assets	273	263
Accounts payable and accrued expenses	(50)	(3,475)
Deferred revenue	1,000	—
Other liabilities	13	(11)

Net cash used in operating activities	(13,001)	(21,375)

Cash Flows From Investing Activities:
Purchase of investments	(16,000)	(32,000)
Proceeds from maturities of investments	30,000	26,000
Capital expenditures	(25)	(334)

Net cash provided by (used in) investing activities	13,975	(6,334)

Cash Flows From Financing Activities:
Net proceeds from issuance of common stock	—	23,216
Proceeds from exercise of options and warrants	—	40

Net cash provided by financing activities	—	23,256

Net increase (decrease) in cash and cash equivalents	974	(4,453)
Cash and cash equivalents at beginning of year	11,965	16,418

Cash and cash equivalents at end of year	$12,939	$11,965

See accompanying notes to financial statements.

GENAERA CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 1. The Company

Business

Genaera Corporation (“Genaera” or the “Company”), a Delaware corporation, was incorporated on June 29, 1987. Genaera is a biopharmaceutical company committed to developing medicines to address substantial unmet medical needs in major pharmaceutical markets. The Company’s research and development efforts are focused on obesity, type 2 diabetes and respiratory diseases.

The Company is managed and operated as one business. A single management team that reports to the Chief Executive Officer comprehensively manages the entire business. Accordingly, the Company does not prepare discrete financial information with respect to separate product areas, and does not have separately reportable segments as defined by Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information.

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

The Company has prepared its financial statements assuming that it will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses since inception and it expect to generate losses from operations for the foreseeable future primarily due to research and development costs for MSI-1436. The Company believes its cash, cash equivalents and short-term investments at December 31, 2007 are sufficient to fund operations and meet its research and development goals into the fourth quarter of 2008. The Company has commenced a cost savings initiative and plan to reduce its projected operating expenses in 2008. However, the Company will also need to raise additional funds and are currently exploring alternatives, such as equity or debt financing and/or the licensing of the rights to one or more of its product candidates. If additional funds are raised by issuing equity securities, substantial dilution to existing shareholders may result. If the Company engages in collaborations, it may receive lower consideration upon commercialization of such products than if it had not entered into such arrangements, or if it entered into such arrangements at later stages in the product development process. If the Company fails to obtain capital when required, it may be required to delay, scale back, or eliminate some or all of its research and development programs.

GENAERA CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Reverse Stock Split

On May 11, 2007, the Company effected a one-for-six reverse stock split of the Company’s issued and outstanding common stock upon the filing of an amendment to the Company’s Fifth Amended and Restated Certificate of Incorporation. Authority to effect a reverse stock split was granted to the board of directors by the Company’s stockholders at a Special Meeting of Stockholders held on October 3, 2006. As a result of the reverse stock split, every six shares of the Company’s issued and outstanding common stock was automatically combined into one issued and outstanding share without any change in the par value of such shares. No fractional shares were issued in connection with the reverse stock split. Stockholders who were entitled to a fractional share received a cash payment for the value of the fractional share. The reverse split affected all of the holders of the Company’s common stock uniformly and did not materially affect any stockholder’s percentage of stock ownership interest. Any shares of the Company’s common stock or shares of common stock underlying options, restricted stock and warrants were proportionately reduced and the exercise prices of any warrants or options were proportionately increased as a result of the reverse stock split. All impacted amounts included in the financial statements and notes thereto have been retroactively restated for the reverse stock split. Impacted amounts include shares outstanding, share issuances, shares underlying stock options and warrants, loss per share and the fair value of equity-based instruments. A $114,000 reclassification between common stock and additional-paid-in capital has been recorded as of January 1, 2006 as a result of the one-for-six reverse stock split.

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

Cash and Cash Equivalents—The Company considers all highly liquid investment instruments purchased with an original maturity of three months or less to be cash equivalents.

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

Fixed Assets and Depreciation—Fixed assets are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets, which are: three years for computers and software, five years for laboratory and office equipment, and seven years for furniture and fixtures. Leasehold improvements are amortized using the straight-line method over the term of the respective lease, or their estimated useful lives, whichever is shorter. Expenditures for maintenance and repairs are charged to expense as incurred.

Impairment of Long-Lived Assets—In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets subject to depreciation or amortization, such as fixed assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the

GENAERA CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held-for-sale are presented separately in the appropriate asset and liability sections of the balance sheet. The Company has not recognized any impairment losses for the years ended December 31, 2007 and 2006.

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

SAB 104 requires companies to identify separate units of accounting based on the consensus reached in Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). EITF 00-21 provides guidance on how to determine when an arrangement involving multiple revenue-generating activities or deliverables should be divided into separate units of accounting for revenue recognition purposes and, if this division is required, how the arrangement consideration should be allocated among the separate units of accounting. The Company follows the provisions of EITF 00-21 for multiple element revenue arrangements. As a result of our option and license agreements with MacroChem Corporation (“MacroChem”) (see Note 11), payments received from MacroChem in 2007 were recorded as deferred revenue. We determined we had multiple deliverables for which the fair value of each deliverable was not determinable and concluded that the deliverables under the MacroChem license agreement represent a single unit of accounting. Our performance obligations have been fulfilled as of March 31, 2008, and the Company will recognize the related revenue in 2008.

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

Stock-Based Compensation—The Company’s stock-based compensation awards include stock options and restricted stock granted to employees and non-employee service providers. The Company adopted SFAS No. 123R, Share-Based Payment (“SFAS 123R”), effective January 1, 2006 using the modified prospective method. Under the modified prospective method, the Company records compensation cost for awards granted, modified, cancelled or repurchased since adoption of SFAS 123R, and compensation cost for the unvested portion of awards granted prior to adoption based on the original estimated fair value of such awards. SFAS

GENAERA CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

123R requires that compensation cost for all new stock-based awards be measured at fair value on the date of grant. The fair value of stock option grants is determined using the Black-Scholes valuation model. Such amounts, net of estimated forfeitures, are recognized as compensation expense over the requisite service period using the accelerated method under SFAS 123R.

Income Taxes—The Company accounts for income taxes using the asset and liability method as prescribed by SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities, and net operating loss carryforwards and credit carryforwards. Deferred tax assets and liabilities are measured using the enacted tax rates and laws that will be in effect when such items are expected to reverse or be utilized. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits that are not expected to be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period in which tax rate changes are enacted.

Loss Per Share—The Company calculates loss per share under the provisions of SFAS No. 128, Earnings Per Share (“SFAS 128”). SFAS 128 requires a dual presentation of “basic” and “diluted” loss per share on the face of the statement of operations. Basic loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during each period. Diluted loss per share includes the dilutive effect, if any, from the potential exercise or conversion of securities, such as stock options and warrants, which would result in the issuance of additional shares of common stock. For the years ended December 31, 2007 and 2006, nonvested stock, options and warrants to purchase or acquire 9,795,261 and 6,355,353 shares of the Company’s common stock, respectively, were not included in the calculation of the diluted per share amounts as their effect was anti-dilutive. Basic and diluted loss per share amounts are the same as the Company reported a loss for both years presented.

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

Recently Issued Accounting Standards— In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for the measurement of fair value, and enhances disclosures about fair value measurements. SFAS 157 does not require any new fair value measures. In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Both SFAS 157 and SFAS 159 are effective for the Company’s quarterly reporting period ending March 31, 2008, however in February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, to partially delay the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. The Company does not anticipate that the adoption of SFAS 157 and SFAS 159 will have an impact on its results of operations and financial position.

In December 2007, the EITF issued EITF Issue No. 07-01, Accounting for Collaborative Arrangements (“EITF 07-01”), which provides guidance concerning determining whether an arrangement constitutes a collaborative arrangement within the scope of the Issue, how costs incurred and revenue generated on sales to third parties and payments between participants pursuant to a collaboration agreement should be presented in the

GENAERA CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

results of operations and what participants should disclose in the notes to the financial statements about a collaborative arrangement. EITF 07-01 will be adopted in 2009. The Company is currently evaluating the impact that the adoption of EITF 07-01 will have, if any, on its financial statements.

In June 2007, the EITF issued EITF Issue No. 07-03, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF 07-03”). EITF 07-03 provides guidance concerning the accounting for nonrefundable advance payments made by a research and development entity for future research and development activities. The EITF concluded that an entity must defer and capitalize nonrefundable advance payments made for research and development activities and expense these amounts as the related goods are delivered or the related services are performed. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. EITF 07-03 will be adopted in 2008. The Company is currently evaluating the impact that the adoption of EITF 07-03 will have, if any, on its financial statements.

NOTE 3. Investments

The Company invests in securities of the U.S. Treasury and U.S. government agencies. Excess cash is invested on a short-term basis in U.S. government-based money market funds. At December 31, 2007 and 2006, the Company had $3,965,000 and $15,923,000, respectively, invested in U.S. Treasury securities and $3,996,000 and $5,918,000, respectively, invested in U.S. government agency securities. The Company had an unrealized gain of $4,000 at December 31, 2007 and an unrealized loss of $59,000 at December 31, 2006.

NOTE 4. Fixed Assets

Fixed assets are summarized as follows (in thousands):

	December 31, 2007	December 31, 2006
Laboratory and office equipment	$687	$707
Computers and software	471	472
Furniture and fixtures	207	204
Leasehold improvements	1,254	1,254

	2,619	2,637
Less accumulated depreciation and amortization	(2,245)	(1,878)

	$374	$759

Depreciation and amortization expense for the years ended December 31, 2007 and 2006 was $410,000 and $420,000, respectively.

NOTE 5. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	December 31, 2007	December 31, 2006
Accounts payable	$246	$355
Employee compensation	782	640
Manufacturing development costs	287	210
Professional fees	372	119
Preclinical costs	125	82
Clinical and regulatory costs	565	1,015
Other	—	6

	$2,377	$2,427

GENAERA CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

NOTE 6. Preferred Stock

The Company’s certificate of incorporation provides the board of directors the power to issue shares of preferred stock without stockholder approval. This preferred stock could have voting rights, including voting rights that could be superior to that of the Company’s common stock, and the board of directors has the power to determine these voting rights. At December 31, 2007 and 2006, all of the 9,211,031 shares of preferred stock authorized under the Company’s Fifth Amended and Restated Certificate of Incorporation are undesignated and unissued.

NOTE 7. Common Stock

On June 30, 2006, the Company completed the sale of 5,931,662 shares of its common stock and warrants to purchase 4,448,747 shares of common stock to unaffiliated institutional investors in a registered direct offering. The purchase price of such common stock and warrant was $4.224 per unit, with each unit comprised of one share of common stock and a warrant to purchase .75 shares of common stock. The aggregate net proceeds from the sale of shares and warrants were approximately $23,216,000 after offering expenses ($331,000) and placement agency fees ($1,503,000). The shares and warrants were offered through a prospectus supplement to the Company’s effective shelf registration statement.

NOTE 8. Common Stock Warrants

In June 2006, the Company issued to institutional investors warrants to purchase 4,448,747 shares of its common stock at an exercise price of $3.66 per share, in connection with a registered direct offering of its common stock. The warrants expire on December 30, 2011. The exercise price and the number of shares that may be purchased upon exercise of the warrants may be adjusted from time to time as a result of a stock dividend, split or subdivision of shares, as well as a combination of shares, merger or consolidation. The Company determined that the warrants do not expressly provide that the shares issued upon the exercise of the warrants must be registered and there are no express or implied remedies to the warrant holders that would indicate that the Company is required to net-cash settle the warrants in the event of delivery of unregistered shares in settlement of the contract. In accordance with the guidance in EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, the Company has accounted for the warrants issued in this transaction as part of permanent equity. As of December 31, 2007, all of the warrants were outstanding.

The table below sets forth the outstanding warrants which were issued prior to 2006:

Grant Date	Amount	Exercise Price		Expiration Date	Status
September 2005	570,000	$18.90	(1)	3/13/2011	Exercisable
January 2004	165,017	32.28	(1)	1/23/2009	Exercisable

(1)

The exercise price and the number of shares that may be purchased upon exercise of the warrants may be adjusted from time to time as a result of a stock dividend, split or subdivision of shares, as well as a combination of shares, merger or consolidation.

GENAERA CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

NOTE 9. Stock-Based Compensation

In May 1998, the stockholders of the Company approved the 1998 Equity Compensation Plan (the “1998 Plan”), which provides for the granting of options and stock awards of up to 1,500,000 shares of common stock. In May 2001, the stockholders approved an amendment to the 1998 Plan to increase the number of shares of common stock issuable thereunder to 3,500,000 shares. As a result of the reverse stock split of the Company’s issued and outstanding common stock effected on May 11, 2007, proportionate adjustments were made to the per-share exercise price and the number of shares issuable upon the exercise of all outstanding options under the Company’s 1998 Plan. The number of shares available for issuance under the Company’s 1998 Plan was not affected. As of February 2008, the 1998 Plan expired however the options issued under this Plan remain outstanding.

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

The Company has adopted SFAS 123R using the modified prospective method as of January 1, 2006. Total employee stock-based compensation expense included in the statements of operations for the years ended December 31, 2007 and 2006 is as follows (in thousands):

Stock-based compensation included in:
	2007	2006
Research and development	$1,372	$1,221
General and administrative	1,478	1,446

Net loss	$2,850	$2,667

The Company received no proceeds from the exercise of stock options for the year ended December 31, 2007. The proceeds received from the exercise of stock options for the year ended December 31, 2006 was $40,000.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing method and the following assumptions:

	2007	2006
Range of risk free interest rates	3.4%-4.7%	4.5%-5.1%
Dividend yield	0%	0%
Volatility factor	89%-93%	96%-98%
Weighted average expected life of options (in years)	4.7	4.6
Weighted average fair value of options granted during the year	$2.07	$2.26

GENAERA CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

The computation of expected volatility is based on the historical volatility of the Company’s stock price. The computation of expected life was determined based on historical experience of similar awards. The risk-free interest rate is based on the yield of U.S. Treasury constant maturities with a term consistent with the expected life of the options.

A summary of the status of the Company’s stock options as of December 31, 2007 and changes during the year then ended is presented below (in thousands, except per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2007	1,144	$12.06
Granted	3,863	2.90
Forfeited	(207)	6.13
Expired	(193)	19.70

Outstanding at December 31, 2007	4,607	$4.33	9.2	$0

Vested at December 31, 2007 and expected to vest	4,262	$4.43	9.2	$0

Exercisable at December 31, 2007	548	$12.45	7.0	$0

Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the quoted price of the Company’s common stock for the options that were in-the-money at December 31, 2007. The total intrinsic value of stock options exercised during the year ended December 31, 2006 was $94,000, determined as of the date of exercise. There were no stock option exercises during the year ended December 31, 2007.

As of December 31, 2007, there was approximately $5,427,000 of total unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted average period of 1.8 years.

During the year ended December 31, 2007, the Company modified certain stock option grants previously awarded to an executive of the Company. The modification resulted in a reversal of $261,000 of stock-based compensation expense previously recognized. Additionally, during the year ended December 31, 2007, the Company recorded a reduction in stock compensation expense of $372,000 due to a revision of the estimated forfeiture rate.

The 1998 Plan provided for the issuance of common stock awards, up to a maximum of 875,000 shares. The 2004 Plan provides for the issuance of common stock awards with no restriction as to the percentage of shares issued as stock awards in relation to the maximum shares allowable under the plan. Such awards shall be made subject to such performance requirements, vesting provisions, transfer restrictions or other restrictions and conditions as a committee of the Company’s board of directors may determine. The 1998 Plan expired in February 2008. Under the 2004 Plan, common stock awards that are canceled are reissuable. As of December 31, 2007, 80,487 and 35,481 shares, net of cancellations, have been awarded under the 1998 Plan and 2004 Plan, respectively. The fair value of these awards is determined based on the number of shares granted and the quoted price of the Company’s stock on the grant date. The resulting compensation cost of these awards will be recognized as expense over the vesting periods, which range from two to four years. The Company has not

GENAERA CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

assumed any expected forfeitures for the stock awards as those awards have been granted to a small number of individuals. A summary of the status of the Company’s nonvested stock awards as of December 31, 2007 and the changes during the year then ended is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2007	26,641	$12.45
Vested	(22,349)	13.65
Forfeited	(209)	23.88

Nonvested at December 31, 2007	4,083	$5.31

As of December 31, 2007, there was approximately $6,000 of total unrecognized compensation expense related to nonvested stock awards, which is expected to be recognized over a weighted average period of 0.17 years. The total fair value of stock awards vested during the years ended December 31, 2007 and 2006 was $61,000 and $191,000, respectively. Compensation expense related to stock awards for the years ended December 31, 2007 and 2006 was $206,000 and $349,000, respectively.

In 2006, the Company issued 51,000 shares of the Company’s common stock to consultants. The Company recorded compensation expense for the common stock issued to the consultants of $18,000 for the year ended December 31, 2006.

NOTE 10. Income Taxes

As of December 31, 2007, the Company has $175,964,000 of net operating loss (“NOL”) carryforwards for federal income tax purposes (expiring in years 2008 through 2027). In addition, the Company has NOL carryforwards for state income tax purposes of $152,175,000 (expiring in years 2008 through 2027). The annual limitation on the utilization of Pennsylvania NOL carryforwards will be limited to $3,000,000. As such, the Company may not utilize all of its state NOL carryforwards. The Company also has $8,224,000 of research and development tax credit carryforwards available to offset future federal income tax liability (expiring through 2027) and $145,000 of research and development tax credit carryforwards available to offset future state income tax liability. The NOL carryforward differs from the accumulated deficit principally due to differences in the recognition of certain expenses between financial and federal tax reporting. As of December 31, 2007, a portion of the Company’s gross deferred tax assets, for which no benefits have been recognized, are attributable to stock option tax benefits. To the extent that such tax benefits are recognized in the future, this benefit would be credited directly to stockholders’ equity.

Under the Tax Reform Act of 1986, the utilization of a corporation’s NOL carryforward and research and development tax credits may be significantly limited following a change in ownership of greater than 50% within a three-year period. Due to the Company’s prior equity transactions, the Company’s federal and state net operating loss and tax credit carryforwards may be subject to an annual limitation generally determined by multiplying the market value of the Company on the date of the ownership change by the federal long-term tax-exempt rate. Any amount exceeding the annual limitation may be carried forward to future years for the balance of the NOL and tax credit carryforward period.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and NOL and

GENAERA CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

tax credit carryforwards. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible or the NOL and tax credit carryforwards can be utilized. Due to the uncertainty of the Company’s ability to realize the benefit of the deferred tax asset, the deferred tax assets are fully offset by a valuation allowance at December 31, 2007 and 2006. The net change in the valuation allowance for deferred tax assets at December 31, 2007 and 2006 was an increase of $2,611,000 and $6,415,000, respectively.

Significant components of the net deferred tax assets as of December 31, 2007 and 2006 consist of the following (in thousands):

	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$71,469	$68,892
Research and development tax credit carryforwards	8,318	8,917
Capitalized research and development	29,005	29,934
Accrued expenses, reserves and other	667	99
Stock-Based Compensation	2,066	1,058
Depreciation and amortization	882	896

Total gross deferred tax assets	112,407	109,796
Valuation allowance	(112,407)	(109,796)

Deferred tax assets, net	$—	$—

Based on the Company’s losses before income taxes during 2007 and 2006, the Company’s expected tax benefit was reduced primarily due to increases in the valuation allowance. During the year ended December 31, 2007, the Company sold $177,000 of Pennsylvania research and development tax credit carryforwards to a third party and received cash in the amount of $147,000, which has been recorded as an income tax benefit.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. As required by FIN 48, which clarifies SFAS 109, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than

GENAERA CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied FIN 48 to all tax positions for which the statute of limitations remained open. During the year ended December 31, 2007, there were no additions, reductions or settlements of unrecognized tax benefits. The Company has no material uncertain tax positions and the implementation of FIN 48 did not have a significant impact on the financial statements of the Company.

The Company is subject to income taxes in the U.S. Federal jurisdiction and in Pennsylvania. Tax regulations within each jurisdiction are subject to the interpretations of the related tax laws and regulations and require significant judgment to apply. As a result of NOLs in earlier years, the statute to adjust prior year losses will remain open for a number of years post-utilization of such losses.

The Company’s policy is to reflect accrued interest and penalties related to unrecognized tax benefits in income tax expense, when and if they become applicable.

NOTE 11. Collaborative Arrangements

In April 2001, the Company entered into a research collaboration and licensing agreement with MedImmune, Inc. (“MedImmune”) to develop and commercialize therapies related to the Company’s anti-interleukin-9 (“IL9”) program. MedImmune provided funding of $2,500,000, payable in eight equal quarterly installments through April 2003. In addition, MedImmune reimburses external costs for certain research and development activities and for patent prosecution expenses. The Company could also receive up to $54,000,000 of additional funding based on successful completion of future milestones. In December 2006, the Company received a milestone payment as a result of the initiation of phase 2 clinical trials. For the year ended December 31, 2007, the Company recognized $483,000 as revenue related to external cost reimbursements, of which $150,000 related to reimbursement for expenses incurred in prior periods. The revenue and expense amounts related to a prior period were determined to be immaterial to the current and prior periods. For the year ended December 31, 2006, the Company recognized $677,000 as revenue related to external cost reimbursements ($177,000) and milestone payments ($500,000).

In September 2001, the Company received a contingent award of up to $1,700,000 from Cystic Fibrosis Foundation Therapeutics (“CFFT”), an affiliate of the Cystic Fibrosis Foundation, to support early clinical evaluation of LOMUCIN™ involving subjects with cystic fibrosis. In April 2005, the award was increased to $2,863,000, consisting of $513,000 previously received in connection with the Company’s initial phase 2 trial of LOMUCIN and up to $2,350,000 in milestone-driven matching funds from CFFT to support a multi-center, randomized, double-blind, placebo-controlled phase 2 clinical trial of LOMUCIN. After consultation with CFFT, the protocol for this trial was amended in June 2006 to decrease the number of evaluable subjects to be enrolled in the trial from 200 to 80. As a result of the decrease in the number of evaluable subjects, the total contract funding for the Company’s phase 2 clinical evaluation of LOMUCIN was reduced from $2,863,000 to $2,521,478 or $2,452,000, depending upon the final milestone achieved. In June 2007, the Company and CFFT agreed, for reasons of futility, to discontinue the phase 2 trial of LOMUCIN and terminated the award agreement. As a result of the termination, the Company recognized revenue of $2,102,000 in the year ended December 31, 2007, of which $1,713,000 was recorded as a long-term liability at December 31, 2006.

In April 2004, the Company received a phase 1 Small Business Innovative Research (“SBIR”) program grant from the National Institute of Diabetes and Digestive and Kidney Diseases of the National Institutes of Health (“NIH”) in the amount of $100,000 to support its trodusquemine program. The grant extended over a one-year period which ended in March 2005. In March 2005, the Company notified the NIH of a no-cost extension to the original budget period by twelve months. As a result of the notification, the grant was extended to March 2006. The Company recognized $100,000 of revenue related to this grant in the year ended December 31, 2006.

GENAERA CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

In September 2004, the Company received a phase 1 SBIR program grant from the National Eye Institute of the NIH in the amount of $100,000 to support its aminosterols for age-related macular degeneration program. The grant extended over a one-year period, which ended in August 2005. In August 2005, the Company notified the NIH of a no-cost extension to the original budget period by twelve months. As a result of the notification, the grant was extended to August 2006. The Company recognized $100,000 of revenue related to this grant in the year ended December 31, 2006.

In February 2006, the Company entered into an agreement to provide pexiganan cream to a research facility for its conduct of a research study. As a result of this agreement, the Company recognized $15,000 as revenue in the year ended December 31, 2006.

In May 2007, the Company received a one-time payment as a result of the licensing by the Ludwig Institute of Cancer Research (“LICR”) of certain patents jointly owned by LICR and the Company pursuant to the Second Research Agreement between LICR and the Company dated December 20, 1999. The Company recognized the payment of $152,000, which related to a prior period, as revenue in the year ended December 31, 2007. The revenue amount related to a prior period was determined to be immaterial to the current and prior periods.

In July 2007, the Company granted an exclusive option to acquire license rights for drug uses of pexiganan to Macrochem. The option agreement gave MacroChem a 90-day exclusive right to enter into a license agreement with the Company. The Company received a payment of $250,000 upon execution of the option agreement. In October 2007, MacroChem exercised its exclusive option to acquire from the Company the exclusive worldwide license rights for use of pexiganan as a drug. Under the terms of the license agreement, MacroChem will pay the Company an initial fee of $1,000,000 in several installments, of which $750,000 was received during the year ended December 31, 2007. The terms of the agreement also include up to $7,000,000 in milestone payments to the Company based upon the achievement of clinical milestones, including the start of phase 3 clinical trials and regulatory approval, sales-based milestones of up to $35,000,000 and royalty payments of 10% on net sales of commercial products resulting from the license agreement. As a result of the license agreement, MacroChem will assume responsibility for all clinical development, manufacturing, regulatory and commercialization activities for pexiganan as a drug. Receipt of future milestones and royalties is dependent upon a number of factors, including favorable results in the future from clinical trials to be conducted by MacroChem. In accordance with EITF 00-21, the Company recorded the $1,000,000 received as of December 31, 2007 related to the option agreement and license agreement with MacroChem as deferred revenue, as there remains outstanding deliverables as of December 31, 2007. The Company’s performance obligations have been fulfilled as of March 31, 2008, and the Company will recognize the related revenue in 2008.

NOTE 12. 401(k) Plan

The Company maintains a 401(k) retirement plan available to all full-time, eligible employees. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under federal tax regulations. The Company matches a portion of employee contributions up to 3% of each employee’s eligible compensation up to a maximum of $2,400 per plan year. The match vests 20% per year of employment. The Company contributed $42,000 and $81,000 to the plan during the years ended December 31, 2007 and 2006, respectively.

GENAERA CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

NOTE 14. Commitments and Contingencies

Facility Lease

The Company has entered into an operating lease for its laboratory and corporate office facilities, which expires in November 2009. Minimum annual rent payments through 2009 are as follows (in thousands):

Year Ending December 31,
2008	$462
2009	439

$901

Rent expense, which includes the cost of common area maintenance and other building operating expenses paid to the landlord, was $510,000 and $470,000 for the years ended December 31, 2007 and 2006, respectively.

Equipment Leases and Maintenance Contracts

The Company has entered into multiple operating leases and maintenance contracts for its laboratory and corporate office equipment, which extend through June 2010. Minimum annual rent payments through 2010 are as follows (in thousands):

Year Ending December 31,
2008	$79
2009	21
2010	1

$101

Equipment rental expense was $79,000 and $84,000 for the years ended December 31, 2007 and 2006, respectively.

Employment Agreements

The Company has employment agreements with all of its employees. Employees who are terminated “without cause” are entitled to receive continuation of base pay for periods ranging from two months to twelve months.

In 2007, the Company reduced its workforce as a result of the decision to terminate the EVIZON™ clinical development program in wet age-related macular degeneration and the board of directors approval of management’s plan to focus corporate resources on the development of trodusquemine for the treatment of obesity. As a result, the Company incurred restructuring charges of approximately $427,000 during the year ended December 31, 2007. All of these charges were paid in the year ended December 31, 2007.

GENAERA CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

NOTE 15. Quarterly Results (Unaudited)

The following tables contain selected unaudited information for each quarter of the fiscal years ended December 31, 2007 and 2006 (in thousands, except per share amounts). In the fourth quarters of 2007 and 2006, the Company recorded a charge to compensation expense of $555,500 and $528,000, respectively, relating to discretionary bonus awards to employees. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Collaborative research agreement and grant revenues	$207	$2,403	$51	$76

Net loss	$(4,181)	$(1,987)	$(3,729)	$(5,830)

Net loss per share—basic and diluted [1]	$(0.24)	$(0.11)	$(0.21)	$(0.33)

Weighted average shares outstanding—basic and diluted	17,443	17,449	17,456	17,461

	2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Collaborative research agreement and grant revenues	$160	$85	$119	$528

Net loss	$(7,367)	$(5,754)	$(4,498)	$(3,615)

Net loss per share—basic and diluted [1]	$(0.64)	$(0.50)	$(0.26)	$(0.21)

Weighted average shares outstanding—basic and diluted	11,467	11,556	17,430	17,435

[1]	The summation of the quarterly amounts does not equal the year end basic and diluted net loss per share due to use of weighted average shares for each period.