Form 10-Q
period 2008-03-31
GENAERA CORP
filed 2008-05-09
CIK 880431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended March 31, 2008.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s Common Stock, par value $.002 per share, on May 9, 2008 was 17,464,630.

GENAERA CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2008

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

GENAERA CORPORATION

BALANCE SHEETS

(In thousands, except per share data)

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,126	$12,939
Short-term investments	7,972	7,961
Prepaid expenses and other current assets	804	356

Total current assets	17,902	21,256
Fixed assets, net	344	374
Other assets	56	56

Total assets	$18,302	$21,686

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,403	$2,377
Deferred revenue (Note 4)	96	1,000

Total current liabilities	2,499	3,377
Other liabilities	63	70

Total liabilities	2,562	3,447

Commitments and contingencies (Note 5)

Stockholders’ equity (Note 3):
Preferred stock - $0.001 par value per share, 9,211 shares authorized, none issued and outstanding at March 31, 2008 and December 31, 2007	—	—
Common stock - $0.002 par value per share; 150,000 shares authorized; 17,465 and 17,463 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	35	35
Additional paid-in capital	296,436	294,693
Accumulated other comprehensive income	19	4
Accumulated deficit	(280,750)	(276,493)

Total stockholders’ equity	15,740	18,239

Total liabilities and stockholders’ equity	$18,302	$21,686

See accompanying notes to financial statements.

GENAERA CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2008	2007
Collaborative research agreement and grant revenues (Note 4)	$1,309	$207

Costs and expenses:
Research and development	3,838	3,470
General and administrative	2,185	1,432

	6,023	4,902

Loss from operations	(4,714)	(4,695)
Interest income	176	367

Loss before income taxes	(4,538)	(4,328)
Income tax benefit (Note 6)	281	147

Net loss	$(4,257)	$(4,181)

Net loss per share — basic and diluted	$(0.24)	$(0.24)

Weighted average shares outstanding — basic and diluted	17,463	17,443

See accompanying notes to financial statements.

GENAERA CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2008	2007
Cash Flows From Operating Activities:
Net loss	$(4,257)	$(4,181)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	53	108
Amortization of investment premiums (discounts)	4	(65)
Compensation expense on option grants and equity awards	1,743	460
Deferred revenue recognized	(1,000)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(448)	(686)
Accounts payable and accrued expenses	26	(20)
Deferred revenue	96	—
Other liabilities	(7)	150

Net cash used in operating activities	(3,790)	(4,234)

Cash Flows From Investing Activities:
Purchase of investments	(8,000)	—
Proceeds from maturities of investments	8,000	4,000
Capital expenditures	(23)	(12)

Net cash (used in) provided by investing activities	(23)	3,988

Net decrease in cash and cash equivalents	(3,813)	(246)
Cash and cash equivalents at beginning of period	12,939	11,965

Cash and cash equivalents at end of period	$9,126	$11,719

See accompanying notes to financial statements.

NOTE 1. Basis of Presentation

The accompanying financial statements of Genaera Corporation (“Genaera” or the “Company”) are unaudited and have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial statements. The December 31, 2007 balance sheet was derived from audited financial statements, however, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The Company believes that the financial statements include all adjustments (consisting of a normal and recurring nature) necessary to present fairly the results of operations, financial position and cash flows for the periods presented. Results of operations for interim periods are not necessarily indicative of those to be achieved for full fiscal years. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

The Company regularly explores alternative means of financing its operations and seeks funding through various sources, including public and private securities offerings and collaborative arrangements with third parties. The Company currently does not have any commitments to obtain additional funds and may be unable to obtain sufficient funding in the future on acceptable terms, if at all. If the Company cannot obtain funding, it will need to delay, scale back or eliminate some or all of its research and development programs or enter into collaborations with third parties to commercialize potential products or technologies that it might otherwise seek to develop or commercialize independently, or seek other arrangements. If the Company engages in collaborations, it will receive lower consideration upon commercialization of such products than if it had not entered into such arrangements or if it entered into such arrangements at later stages in the product development process.

The Company has prepared its financial statements assuming that it will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses since inception and expects to generate losses from operations for the foreseeable future primarily due to research and development costs for its trodusquemine (MSI-1436) program for the treatment of obesity and type 2 diabetes. On May 8, 2008, the Company announced the implementation of a restructuring plan to augment its cost savings initiatives, which included elimination of certain research and development efforts, in order to preserve cash and enable the Company to reach critical milestones in the development program for MSI-1436 for the treatment of obesity and type 2 diabetes (see Note 7). As a result of these initiatives, the Company believes its cash, cash equivalents and short-term investments at March 31, 2008 are sufficient to fund operations and meet its research and development goals through the second quarter of 2009.

NOTE 2. Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 clarifies the definition of fair value, establishes a framework for measuring fair value and expands disclosures on fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years; however, the FASB did provide a one year deferral for the implementation of SFAS 157 for certain nonfinancial assets and liabilities.

SFAS 157 establishes a valuation hierarchy for disclosure of the inputs used to measure fair value. This hierarchy prioritizes the inputs into three broad levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs include quoted prices in markets that are not active or in active markets for similar assets or liabilities, inputs other than quoted prices that are observable, and inputs that are not directly observable, but that are corroborated by observable market data. Level 3 inputs are unobservable inputs based on management’s own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2008:

	Total carrying value as of March 31, 2008	Fair Value Measurements at March 31, 2008 Using
		Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Short-term investments	$7,972	$7,972	$—	$—

Total	$7,972	$7,972	$—	$—

Short-term investments are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy. The adoption of SFAS 157 did not have any impact on the Company’s results of operations and financial position.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to measure many financial instruments and certain other items at fair value at specified election dates. Under SFAS 159, any unrealized holding gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. If elected, the fair value option (1) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (2) is irrevocable (unless a new election date occurs); and (3) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 did not have any impact on the Company’s results of operations and financial position.

In June 2007, the FASB ratified the consensus reached in Emerging Issues Task Force Issue No. 07-03, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“Issue No. 07-03”). Issue No. 07-03 requires that nonrefundable advance payments for future research and development activities should be deferred and recognized as an expense as goods are delivered or the related services are performed. Issue No. 07-03 is effective for fiscal years beginning after December 15, 2007. The adoption of Issue No. 07-03 did not have a material impact on the Company’s results of operations and financial position.

NOTE 3. Stockholders’ Equity

The changes in stockholders’ equity from December 31, 2007 to March 31, 2008 are summarized as follows (in thousands):

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	Amount
Balance at December 31, 2007	17,463	$35	$294,693	$4	$(276,493)	$18,239
Compensation expense under option grants and stock awards	2	—	1,743	—	—	1,743
Comprehensive loss:
Net loss	—	—	—	—	(4,257)	(4,257)
Unrealized gain on investments	—	—	—	15	—	15

Total comprehensive loss						(4,242)

Balance at March 31, 2008	17,465	$35	$296,436	$19	$(280,750)	$15,740

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

NOTE 4. Collaborative Arrangements

In April 2001, the Company entered into a research collaboration and licensing agreement with MedImmune, Inc. (“MedImmune”) to develop and commercialize therapies related to the Company’s anti-interleukin-9 (“IL9”) program. MedImmune provided funding of $2,500,000, payable in eight equal quarterly installments through April 2003. In addition, MedImmune reimburses external costs for certain research and development activities and for licensing and patent prosecution expenses. The Company could also receive up to $54,000,000 of additional funding based on successful completion of future milestones. For the three-month period ended March 31, 2008, the Company recognized $59,000 as revenue related to external cost reimbursements. For the three-month period ended March 31, 2007, the Company recognized $207,000 as revenue related to external cost reimbursements, of which $128,000 related to reimbursement for expenses incurred in a prior period. During the three-month period ended March 31, 2007, the Company recognized related expense of $200,000 related to a prior period. The revenue and expense amounts related to a prior period were determined to be immaterial to the prior period.

In July 2007, the Company granted an option to acquire exclusive license rights for drug uses of pexiganan to MacroChem Corporation (“MacroChem”). The option agreement gave MacroChem a 90-day right to enter into a license agreement with the Company. The Company received a payment of $250,000 upon execution of the option agreement. In October 2007, MacroChem exercised its option to acquire from the Company the exclusive worldwide license rights for use of pexiganan as a drug. Under the terms of the license agreement, MacroChem paid the Company an initial fee of $1,000,000 in several installments. The terms of the agreement also include up to $7,000,000 in milestone payments to the Company based upon the achievement of clinical milestones, including the start of phase 3 clinical trials and regulatory approval, sales-based milestones of up to $35,000,000 and royalty payments of 10% on net sales of commercial products resulting from the license agreement. As a result of the license agreement, MacroChem assumed responsibility for all clinical development, manufacturing, regulatory and commercialization activities for pexiganan as a drug. Receipt of future milestones and royalties is dependent upon a number of factors, including favorable results in the future from clinical trials to be conducted by MacroChem. As of March 31, 2008, the Company’s performance obligations under the license agreement have been fulfilled. As such, the Company recognized $1,250,000 as revenue related to the option and license agreements during the three-month period ended March 31, 2008.

NOTE 5. Commitments and Contingencies

Employment Agreements

The Company has employment agreements with all of its officers and employees. Employees covered under employment contracts who are terminated “without cause” are entitled to receive continuation of base pay for periods ranging from two months to twelve months.

In 2007, the Company reduced its workforce as a result of the decision to terminate the EVIZON™ clinical development program in wet age-related macular degeneration and the board of directors’ approval of management’s plan to focus corporate resources on the development of trodusquemine for the treatment of obesity. As a result, the Company incurred restructuring charges of approximately $271,000 during the three-month period ended March 31, 2007.

NOTE 6. Income Taxes

During the three-month periods ended March 31, 2008 and 2007, the Company sold portions of its Pennsylvania research and development credit carryforwards to a third party for net proceeds of $281,000 and $147,000, respectively, resulting in the recognition of an income tax benefit in the statement of operations.

NOTE 7. Subsequent Event

On May 8, 2008, the Company announced the implementation of a restructuring plan to augment its cost savings initiatives, which included elimination of certain research and development efforts, in order to preserve cash and enable the Company to reach critical milestones in the development program for MSI-1436 for the treatment of obesity and type 2 diabetes (the “Restructuring Plan”). Under the Restructuring Plan, executive base compensation will be reduced by 10% effective June 1, 2008 and executives will voluntarily forfeit cash incentives, including salary increases and discretionary bonus awards for 2008. Additionally, the Company will reduce its workforce by approximately 40% by June 30, 2008. The Company will incur restructuring charges of approximately $400,000 in the second quarter of 2008 related to the Restructuring Plan.

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

Financial Condition, Liquidity and Capital Resources

Cash, cash equivalents and short-term investments were $17.1 million at March 31, 2008 as compared to $20.9 million at December 31, 2007. The primary use of cash during the three-month period ended March 31, 2008 was to fund our research and development operations.

Current liabilities were $2.5 million and $3.4 million at March 31, 2008 and December 31, 2007, respectively.

Our capital expenditure requirements will depend upon numerous factors, including the progress of our research and development programs, the time and cost required to obtain regulatory approvals, our ability to enter into additional collaborative arrangements, the demand for products based on our technology, if and when such products are approved, and possible acquisitions of products, technologies and companies. We had no significant commitments for capital expenditures as of March 31, 2008.

We regularly explore alternative means of financing our operations and seek funding through various sources, including public and private securities offerings, collaborative arrangements with third parties and other strategic alliances and business transactions. We currently do not have any commitments to obtain additional funds and may be unable to obtain sufficient funding in the future on acceptable terms, if at all. If we cannot obtain funding, we will need to delay, scale back or eliminate some or all of our research and development programs or enter into collaborations with third parties to commercialize potential products or technologies that we might otherwise seek to develop or commercialize ourselves, or seek other arrangements. If we engage in collaborations, we will receive lower consideration upon commercialization of such products than if we had not entered into such arrangements, or if we entered into such arrangements at later stages in the product development process.

We have prepared our financial statements assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred net losses since inception and expect to generate losses from operations for the foreseeable future primarily due to research and development costs for our trodusquemine (MSI-1436) program for the treatment of obesity and type 2 diabetes. On May 8, 2008, we announced the implementation of a restructuring plan to augment our cost savings initiatives, which included elimination of certain research and development efforts, in order to preserve cash and enable us to reach critical milestones in the development program for MSI-1436 for the treatment of obesity and type 2 diabetes (the “Restructuring Plan”). Under the Restructuring Plan, executive base compensation will be reduced by 10% effective June 1, 2008 and executives will voluntarily forfeit cash incentives, including salary increases and discretionary bonus awards for 2008. Additionally, we will reduce our workforce by approximately 40% by June 30, 2008. As a result of these initiatives, we believe our cash, cash equivalents and short-term investments at March 31, 2008 are sufficient to fund operations and meet our research and development goals through the second quarter of 2009.

Critical Accounting Policies and Estimates

A discussion of our critical accounting policies and estimates is included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2007. There have not been any changes or additions to our critical accounting policies during the three-month period ended March 31, 2008.

Results of Operations

Revenues

We recognized revenue of $1.3 million and $0.2 million in the three-month periods ended March 31, 2008 and 2007, respectively. We have received no revenues to date from product sales. Revenues recorded to date have consisted principally of revenues recognized under collaborations with third parties.

In April 2001, we entered into a research collaboration and licensing agreement with MedImmune, Inc. (“MedImmune”) to develop and commercialize therapies related to our anti-interleukin-9 (“IL9”) program. MedImmune provided funding of $2.5 million, payable in eight equal quarterly installments through April 2003. In addition, MedImmune reimburses external costs for certain research and development activities and for licensing and patent prosecution expenses. We could also receive up to $54.0 million of additional funding based on successful completion of future milestones. For the three-month period ended March 31, 2008, we recognized $0.1 million as revenue related to external cost reimbursements. For the three-month period ended March 31, 2007, we recognized $0.2 million as revenue related to external cost reimbursements, of which $0.1 million related to reimbursement for expenses incurred in a prior period. During the three-month period ended March 31, 2007, we recognized related expense of $0.2 million related to a prior period. The revenue and expense amounts related to a prior period were determined to be immaterial to the prior period.

In July 2007, we granted an option to acquire exclusive license rights for drug uses of pexiganan to MacroChem Corporation (“MacroChem”). The option agreement gave MacroChem a 90-day right to enter into a license agreement. We received a payment of $0.2 million upon execution of the option agreement. In October 2007, MacroChem exercised its option to acquire from us the exclusive worldwide license rights for use of pexiganan as a drug. Under the terms of the license agreement, MacroChem paid us an initial fee of $1.0 million in several installments. The terms of the agreement also include up to $7.0 million in milestone payments to us based upon the achievement of clinical milestones, including the start of phase 3 clinical trials and regulatory approval, sales-based milestones of up to $35.0 million and royalty payments of 10% on net sales of commercial products resulting from the license agreement. As a result of the license agreement, MacroChem assumed responsibility for all clinical development, manufacturing, regulatory and commercialization activities for pexiganan as a drug. Receipt of future milestones and royalties is dependent upon a number of factors, including favorable results in the future from clinical trials to be conducted by MacroChem. As of March 31, 2008, our performance obligations under the license agreement have been fulfilled. As a result, we recognized $1.2 million as revenue related to the option and license agreements during the three-month period ended March 31, 2008.

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

(3)	In July 2007, we announced the termination of our squalamine clinical development program for the treatment of prostate cancer.
(4)	In January 2007, we announced the termination of our EVIZON™ clinical development program for the treatment of wet age-related macular degeneration (“AMD”).

(5)	In October 2007, we entered into an agreement to license the exclusive worldwide rights for use of pexiganan as a drug to MacroChem.

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

We recognized research and development expenses of $3.8 million and $3.5 million in the three-month periods ended March 31, 2008 and 2007, respectively. The following table illustrates research and development expenses incurred during the three-month periods ended March 31, 2008 and 2007 for our significant groups of research and development projects (in thousands):

	Three Months Ended March 31,
	2008	2007
Trodusquemine program expenses	$2,335	$1,402
Squalamine program expenses	15	334
LOMUCIN™ program expenses	15	260
IL9 program expenses	52	282
Other program expenses	—	18
Indirect expenses	1,421	1,174

	$3,838	$3,470

Research and development expenses increased in the three-month period ended March 31, 2008, as compared to the same period a year ago, due to increases in clinical trial costs ($0.3 million), third-party contract research costs ($0.5 million), and costs for consulting ($0.1 million) related to our trodusquemine program for obesity and type 2 diabetes and increases in indirect costs due to an increase in stock-based compensation expense ($0.7 million), partially offset by decreases in realignment costs ($0.3 million) and other indirect costs ($0.2 million). These increases were partially offset by decreases in clinical trial costs ($0.2 million) and third-party contract research costs ($0.1 million) related to our squalamine program for the treatment of wet AMD, decreases in personnel costs ($0.1 million) and clinical trial costs ($0.1 million) related to our LOMUCIN™ program for the treatment of cystic fibrosis as well as decreases in third-party contract research costs ($0.2 million) related to our IL9 program.

General and Administrative Expenses

We recognized general and administrative expenses of $2.2 million and $1.4 million in the three-month periods ended March 31, 2008 and 2007, respectively. General and administrative expenses consist principally of personnel costs, professional fees and public company expenses. General and administrative costs increased in the three-month period ended March 31, 2008, as compared to the same period a year ago, due principally to increases in stock-based compensation expense ($0.6 million) and increases in legal fees ($0.2 million).

Interest Income

We recognized interest income of $0.2 million and $0.4 million in the three-month periods ended March 31, 2008 and 2007, respectively. Interest income is comprised of income generated from cash and investments. Interest income decreased during the three-month period ended March 31, 2008, as compared to the same period in 2007, due primarily to lower average investment balances.

Income Tax Benefit

We recognized an income tax benefit of $0.3 million and $0.1 million during the three-month periods ended March 31, 2008 and 2007, respectively, as a result of the sale of Pennsylvania research and development tax credit carryforwards to a third party pursuant to Pennsylvania Act 7 of 1997 and Pennsylvania Act 46 of 2003.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures: For the quarterly period ended March 31, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer (the principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report.

Our management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all errors or fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met, and our disclosure controls and procedures are designed to provide this reasonable assurance. Based upon the evaluation discussed above, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that, as of March 31, 2008, our disclosure controls and procedures were effective at providing such reasonable assurance.

Internal control over financial reporting: There were no changes in our internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

N/A

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

GENAERA CORPORATION

Date: May 9, 2008	By:	/s/ Leanne M. Kelly
Leanne M. Kelly
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.