Form 10-Q
period 2008-06-30
GENAERA CORP
filed 2008-08-11
CIK 880431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2008.

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

The number of outstanding shares of the registrant’s Common Stock, par value $.002 per share, on August 8, 2008 was 17,464,630.

GENAERA CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2008

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

GENAERA CORPORATION

BALANCE SHEETS

(In thousands, except per share data)

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,789	$12,939
Short-term investments	5,970	7,961
Prepaid expenses and other current assets	469	356

Total current assets	13,228	21,256
Fixed assets, net	296	374
Other assets	56	56

Total assets	$13,580	$21,686

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,635	$2,377
Deferred revenue (Note 4)	64	1,000

Total current liabilities	1,699	3,377
Other liabilities	56	70

Total liabilities	1,755	3,447

Commitments and contingencies (Note 5)

Stockholders’ equity (Note 3):
Preferred stock - $0.001 par value per share, 9,211 shares authorized, none issued and outstanding at June 30, 2008 and December 31, 2007	—	—
Common stock - $0.002 par value per share; 150,000 shares authorized; 17,465 and 17,463 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	35	35
Additional paid-in capital	297,321	294,693
Accumulated other comprehensive income (loss)	(3)	4
Accumulated deficit	(285,528)	(276,493)

Total stockholders’ equity	11,825	18,239

Total liabilities and stockholders’ equity	$13,580	$21,686

See accompanying notes to financial statements.

GENAERA CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Collaborative research agreement and grant revenues	$45	$2,403	$1,354	$2,610

Costs and expenses:
Research and development	3,549	3,089	7,387	6,559
General and administrative	1,378	1,639	3,563	3,071

	4,927	4,728	10,950	9,630

Loss from operations	(4,882)	(2,325)	(9,596)	(7,020)
Interest income	104	338	280	705

Loss before income taxes	(4,778)	(1,987)	(9,316)	(6,315)
Income tax benefit	—	—	281	147

Net loss	$(4,778)	$(1,987)	$(9,035)	$(6,168)

Net loss per share — basic and diluted	$(0.27)	$(0.11)	$(0.52)	$(0.35)

Weighted average shares outstanding — basic and diluted	17,465	17,449	17,464	17,446

See accompanying notes to financial statements.

GENAERA CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2008	2007
Cash Flows From Operating Activities:
Net loss	$(9,035)	$(6,168)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	101	214
Amortization of investment discounts	(16)	(26)
Compensation expense on option grants and equity awards	2,628	745
Deferred revenue recognized	(1,000)	(1,713)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(113)	(558)
Accounts payable and accrued expenses	(742)	(56)
Deferred revenue	64	—
Other liabilities	(14)	9

Net cash used in operating activities	(8,127)	(7,553)

Cash Flows From Investing Activities:
Purchase of investments	(14,000)	(6,000)
Proceeds from maturities of investments	16,000	16,000
Capital expenditures	(23)	(16)

Net cash provided by investing activities	1,977	9,984

Net increase (decrease) in cash and cash equivalents	(6,150)	2,431
Cash and cash equivalents at beginning of period	12,939	11,965

Cash and cash equivalents at end of period	$6,789	$14,396

See accompanying notes to financial statements.

NOTE 1. Basis of Presentation

The accompanying financial statements of Genaera Corporation (“Genaera” or the “Company”) are unaudited and have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial statements. The December 31, 2007 balance sheet was derived from audited financial statements, however, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The Company believes that the financial statements include all adjustments (consisting of a normal and recurring nature) necessary to present fairly the results of operations, financial position and cash flows for the periods presented. Results of operations for interim periods are not necessarily indicative of those to be achieved for full fiscal years. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on March 31, 2008.

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

The Company has prepared its financial statements assuming that it will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses since inception and expects to generate losses from operations for the foreseeable future primarily due to research and development costs for its trodusquemine (MSI-1436) program for the treatment of obesity and type 2 diabetes. On May 8, 2008, the Company announced the implementation of a restructuring plan to augment its cost savings initiatives, which included elimination of certain research and development efforts, in order to preserve cash and enable the Company to reach critical milestones in the development program for MSI-1436 (see Note 5). As a result of these initiatives, the Company believes its cash, cash equivalents and short-term investments at June 30, 2008 are sufficient to fund operations and meet its research and development goals through the second quarter of 2009.

NOTE 2. Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 clarifies the definition of fair value, establishes a framework for measuring fair value and expands disclosures on fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years; however, the FASB did provide a one year deferral for the implementation of SFAS 157 for certain nonfinancial assets and liabilities.

SFAS 157 establishes a valuation hierarchy for disclosure of the inputs used to measure fair value. This hierarchy prioritizes the inputs into three broad levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs include quoted prices for identical assets or liabilities in markets that are not active or quoted prices in active markets for similar assets or liabilities, inputs other than quoted prices that are observable, and inputs that are not directly observable, but that are corroborated by observable market data. Level 3 inputs are unobservable inputs based on management’s own assumptions used to measure assets and liabilities at fair value. A financial asset’s or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2008:

		Fair Value Measurements at June 30, 2008 Using
	Total carrying value as of June 30, 2008	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Short-term investments	$5,970	$5,970	$—	$—

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with U.S. generally accepted accounting principles. This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The adoption of SFAS 162 is not anticipated to have any impact on the Company’s results of operations and financial position.

NOTE 3. Stockholders’ Equity

The changes in stockholders’ equity from December 31, 2007 to June 30, 2008 are summarized as follows (in thousands):

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	Amount
Balance at December 31, 2007	17,463	$35	$294,693	$4	$(276,493)	$18,239
Compensation expense under option grants and stock awards	2	—	2,628	—	—	2,628
Comprehensive loss:
Net loss	—	—	—	—	(9,035)	(9,035)
Unrealized loss on investments	—	—	—	(7)	—	(7)

Total comprehensive loss						(9,042)

Balance at June 30, 2008	17,465	$35	$297,321	$(3)	$(285,528)	$11,825

In May 2008, the stockholders approved an amendment to the Company’s 2004 Stock-Based Incentive Compensation Plan, as amended, to increase the number of shares of the Company’s common stock issuable thereunder by 2,166,667 shares from 1,833,333 shares to 4,000,000 shares of common stock.

During the three-month period ended June 30, 2008, the Company reversed previously recorded stock-based compensation expense of $594,000 due to a revision of the estimated forfeiture rate.

NOTE 4. Collaborative Arrangements

In April 2001, the Company entered into a research collaboration and licensing agreement with MedImmune, Inc. (“MedImmune”) to develop and commercialize therapies related to the Company’s anti-interleukin-9 (“IL9”) program. MedImmune provided funding of $2,500,000, payable in eight equal quarterly installments through April 2003. In addition, MedImmune reimburses the Company for incurred external costs for certain research and development activities and for licensing and patent prosecution expenses. The Company could also receive up to $54,000,000 of additional funding based on successful achievement of future milestones and is entitled to royalties on sales of commercial products resulting from the collaboration. During the three- and six-month periods ended June 30, 2008, the Company recognized $44,000 and $102,000, respectively, as revenue related to external cost reimbursements. During the three- and six-month periods ended June 30, 2007, the Company recognized $149,000 and $356,000, respectively, as revenue related to external cost reimbursements. During the six-month period ended June 30, 2007, the Company recognized $150,000 of external cost reimbursements and $200,000 of related expenses related to prior periods. The revenue and expense amounts related to a prior period were determined to be immaterial to the prior period.

In September 2001, the Company received a contingent award of up to $1,700,000 from Cystic Fibrosis Foundation Therapeutics (“CFFT”), an affiliate of the Cystic Fibrosis Foundation, to support early clinical evaluation of LOMUCIN™ involving subjects with cystic fibrosis. In April 2005, the award was increased to $2,863,000, consisting of $513,000 previously received in connection with the Company’s initial phase 2 trial of LOMUCIN™ and up to $2,350,000 in milestone-driven matching funds from CFFT to support a multi-center, randomized, double-blind, placebo-controlled phase 2 clinical trial of LOMUCIN™. After consultation with CFFT, the protocol for this trial was amended in June 2006 to decrease the number of evaluable subjects to be enrolled in the trial from 200 to 80. As a result of the decrease in the number of evaluable subjects, the total contract funding for the Company’s phase 2 clinical evaluation of LOMUCIN™ was reduced from $2,863,000 to $2,521,478 or $2,452,000, depending upon the final milestone achieved. On June 29, 2007, the Company and CFFT agreed, for reasons of futility, to discontinue the phase 2 trial of LOMUCIN™ and terminated the award agreement. The Company received a final milestone payment in the amount of $100,000 and was not required to refund any portion of the funding previously received from CFFT. As a result of the termination, the Company recognized revenue of $2,102,000 in the three- and six-month periods ended June 30, 2007.

In May 2007, the Company received a one-time payment of $152,000 as a result of the licensing by the Ludwig Institute of Cancer Research (“LICR”) of certain patents jointly owned by LICR and the Company pursuant to the Second Research Agreement between the Company and LICR dated December 20, 1999. The Company recognized the payment, which related to a prior period, as revenue in the three- and six-month periods ended June 30, 2007. The revenue amount related to a prior period was determined to be immaterial to the current and prior period.

In July 2007, the Company granted an option to acquire exclusive license rights for drug uses of pexiganan to MacroChem Corporation (“MacroChem”) in exchange for a payment of $250,000. The option agreement gave MacroChem a 90-day right to enter into a license agreement with the Company. In October 2007, MacroChem exercised its option and acquired the exclusive worldwide license rights for use of pexiganan as a drug. Under the terms of the license agreement, MacroChem paid the Company an initial fee of $1,000,000 in several installments. The terms of the agreement also include milestone payments to the Company of up to $7,000,000 based upon the achievement of clinical milestones, including the start of phase 3 clinical trials and regulatory approval, sales-based milestones of up to $35,000,000 and royalty payments of 10% on net sales of commercial products resulting from the license agreement. As a result of the license agreement, MacroChem assumed responsibility for all clinical development, manufacturing, regulatory and commercialization activities for pexiganan as a drug. Receipt of future milestones and royalties is dependent upon a number of factors, including favorable results from clinical trials to be conducted by MacroChem. As of March 31, 2008, the Company’s performance obligations under the license agreement were fulfilled. As such, the Company recognized $1,250,000 as revenue related to the option and license agreements during the six-month period ended June 30, 2008.

NOTE 5. Commitments and Contingencies

Employment Agreements

The Company has employment agreements with all of its officers and employees. Employees covered under employment contracts who are terminated “without cause” are entitled to receive continuation of base pay for periods ranging from two months to twelve months.

On May 8, 2008, the Company announced the implementation of a restructuring plan to augment its cost savings initiatives, which included elimination of certain research and development efforts, in order to preserve cash and enable the Company to reach critical milestones in the development program for MSI-1436 for the treatment of obesity and type 2 diabetes (the “Restructuring Plan”). Under the Restructuring Plan, executive base compensation was reduced by 10% effective June 1, 2008 and executives voluntarily forfeited cash incentives, including salary increases and discretionary bonus awards for 2008. Additionally, the Company reduced its workforce by approximately 40%. The Company incurred restructuring charges of approximately $303,000 during the three-month period ended June 30, 2008 of which approximately $99,000 was paid during the same period.

In 2007, the Company reduced its workforce as a result of the decision to terminate the EVIZON™ clinical development program in wet age-related macular degeneration and the board of directors’ approval of management’s plan to focus corporate resources on the development of trodusquemine for the treatment of obesity and type 2 diabetes. As a result, the Company incurred restructuring charges of approximately $144,000 and $426,000 during the three- and six-month periods ended June 30, 2007.

NOTE 6. Income Taxes

During the six-month periods ended June 30, 2008 and 2007, the Company sold portions of its Pennsylvania research and development credit carryforwards to a third party for net proceeds of $281,000 and $147,000, respectively, resulting in the recognition of an income tax benefit in the statement of operations.

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

Financial Condition, Liquidity and Capital Resources

Cash, cash equivalents and short-term investments were $12.8 million at June 30, 2008 as compared to $20.9 million at December 31, 2007. The primary use of cash during the three- and six-month periods ended June 30, 2008 was to fund our research and development operations.

Current liabilities were $1.7 million and $3.4 million at June 30, 2008 and December 31, 2007, respectively.

Our capital expenditure requirements will depend upon numerous factors, including the progress of our research and development programs, the time and cost required to obtain regulatory approvals, our ability to enter into additional collaborative arrangements, the demand for products based on our technology, if and when such products are approved, and possible acquisitions of products, technologies and companies. We had no significant commitments for capital expenditures as of June 30, 2008.

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

We have prepared our financial statements assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred net losses since inception and expect to generate losses from operations for the foreseeable future primarily due to research and development costs for our trodusquemine (MSI-1436) program for the treatment of obesity and type 2 diabetes. On May 8, 2008, we announced the implementation of a restructuring plan to augment our cost savings initiatives, which included elimination of certain research and development efforts, in order to preserve cash and enable us to reach critical milestones in the development program for MSI-1436 (the “Restructuring Plan”). Under the Restructuring Plan, executive base compensation was reduced by 10% effective June 1, 2008 and executives voluntarily forfeited cash incentives, including salary increases and discretionary bonus awards for 2008. Additionally, we reduced our workforce by approximately 40%. As a result of these initiatives, we believe our cash, cash equivalents and short-term investments at June 30, 2008 are sufficient to fund operations and meet our research and development goals through the second quarter of 2009.

Critical Accounting Policies and Estimates

A discussion of our critical accounting policies and estimates is included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2007. There have not been any changes or additions to our critical accounting policies during the six-month period ended June 30, 2008.

Results of Operations

Revenues

We recognized revenues of $45,000 and $2.4 million in the three-month periods ended June 30, 2008 and 2007, respectively. We recognized revenues of $1.4 million and $2.6 million in the six-month periods ended June 30, 2008 and 2007, respectively. We have received no revenues to date from product sales. Revenues recorded to date have consisted principally of revenues recognized under collaborations with third parties.

In April 2001, we entered into a research collaboration and licensing agreement with MedImmune, Inc. (“MedImmune”) to develop and commercialize therapies related to our anti-interleukin-9 (“IL9”) program. MedImmune provided funding of $2.5 million, payable in eight equal quarterly installments through April 2003. In addition, MedImmune reimburses us for incurred external costs for certain research and development activities and for licensing and patent prosecution expenses. We could also receive up to $54.0 million of additional funding based on successful achievement of future milestones and are entitled to royalties on sales of commercial products resulting from the collaboration. We recognized $44,000 and $0.1 million as revenue related to external cost reimbursements in the three- and six-month periods ended June 30, 2008, respectively. For the three- and six-month periods ended June 30, 2007, we recognized $0.1 million and $0.4 million as revenue related to external cost reimbursements. During the six-month period ended June 30, 2007, we recognized $0.2 million as revenue related to reimbursement for expenses incurred in prior periods. The revenue amount related to a prior period was determined to be immaterial to the prior period.

In September 2001, we received a contingent award of up to $1.7 million from Cystic Fibrosis Foundation Therapeutics (“CFFT”) to support early clinical evaluation of LOMUCIN™ involving subjects with cystic fibrosis. In April 2005, the award was increased to $2.9 million, consisting of $0.5 million previously received in connection with our initial phase 2 trial of LOMUCIN™ and up to $2.4 million in milestone-driven matching funds from CFFT to support a multi-center, randomized, double-blind, placebo-controlled phase 2 clinical trial of LOMUCIN™. After consultation with CFFT, the protocol for this trial was amended in June 2006 to decrease the number of evaluable subjects to be enrolled in the trial from 200 to 80. As a result of the decrease in the number of evaluable subjects, the total contract funding for our phase 2 clinical evaluation of LOMUCIN™ was reduced from $2.9 million to $2.52 million or $2.45 million, depending upon the final milestone achieved. In June 2007, we and CFFT agreed, for reasons of futility, to discontinue the phase 2 trial of LOMUCIN™ and terminated the award agreement. We received a final milestone payment in the amount of $0.1 million and were not required to refund any portion of the funding previously received from CFFT. As a result of the termination, we recognized revenue of $2.1 million in the three- and six-month periods ended June 30, 2007.

In May 2007, we received a one-time payment of $0.2 million as a result of the licensing by the Ludwig Institute of Cancer Research (“LICR”) of certain patents jointly owned by LICR and us pursuant to the Second Research Agreement between LICR and us dated December 20, 1999. We recognized the payment, which related to a prior period, as revenue in the three- and six-month periods ended June 30, 2007. The revenue amount related to a prior period was determined to be immaterial to the current and prior period.

In July 2007, we granted an option to acquire exclusive license rights for drug uses of pexiganan to MacroChem Corporation (“MacroChem”) in exchange for a payment of $0.2 million. The option agreement gave MacroChem a 90-day right to enter into a license agreement. In October 2007, MacroChem exercised its option and acquired the exclusive worldwide license rights for use of pexiganan as a drug. Under the terms of the license agreement, MacroChem paid us an initial fee of $1.0 million in several installments. The terms of the agreement also include milestone payments to us of up to $7.0 million based upon the achievement of clinical milestones, including the start of phase 3 clinical trials and regulatory approval, sales-based milestones of up to $35.0 million and royalty payments of 10% on net sales of commercial products resulting from the license agreement. As a result of the license agreement, MacroChem assumed responsibility for all clinical development, manufacturing, regulatory and commercialization activities for pexiganan as a drug. Receipt of future milestones and royalties is dependent upon a number of factors, including favorable results from clinical trials to be conducted by MacroChem. As of March 31, 2008, our performance obligations under the license agreement were fulfilled. As a result, we recognized $1.2 million as revenue related to the option and license agreements during the six-month period ended June 30, 2008.

Research and Development Expenses

Our active research and development programs include trodusquemine (MSI-1436) for the treatment of obesity and type 2 diabetes and other research compounds for the treatment of metabolic disorders. Programs for which we have entered into collaborative and/or license agreements include the IL9 program for the treatment of asthma and pexiganan (LOCILEX Cream) for the treatment of infectious diseases. Programs for which we have ceased research and development activities and are looking to out-license include squalamine lactate (“squalamine”) for oncology, EVIZON™ (squalamine) for the treatment of wet age-related macular degeneration (“AMD”) and LOMUCIN™ (talniflumate) for the treatment of cystic fibrosis. The following table illustrates our research and development projects and the stage to which each has been developed:

Development Stage
Active Programs:
Trodusquemine	Phase 1
Other preclinical compounds	Research
Licensed Programs:
IL9	Phase 2(1)
Pexiganan (LOCILEX Cream)	Phase 3(2)
Inactive Programs:
LOMUCIN™	Phase 2 (3)
Squalamine:
Squalamine	Phase 2(4)
EVIZON™ (squalamine)	Phase 2/3(5)

(1)

In April 2001, we entered into a collaborative agreement with MedImmune to develop and commercialize therapies related to our IL9 program. The licensed technology has been transferred to MedImmune and MedImmune has assumed responsibility for development and commercialization efforts on the IL9 program.

(2)	In October 2007, we entered into an agreement to license the exclusive worldwide rights for use of pexiganan as a drug to MacroChem.
(3)	In June 2007, we closed enrollment in our LOMUCIN™ clinical development program for the treatment of cystic fibrosis.
(4)	In July 2007, we announced the termination of our squalamine clinical development program for the treatment of prostate cancer.
(5)	In January 2007, we announced the termination of our EVIZON™ clinical development program for the treatment of wet AMD.

Research and development expenses for each of our projects consist of both direct and indirect expenses. Direct expenses include salaries and other costs of personnel, raw materials and supplies for each project. We also may incur third-party costs related to these projects, such as contract research, clinical development and manufacturing costs and consulting costs. Indirect expenses include depreciation expense and the costs of operating and maintaining our facilities, property and equipment to the extent used for our research and development projects, as well as the costs of general management of our research and development projects.

We recognized research and development expenses of $3.5 million and $3.1 million in the three-month periods ended June 30, 2008 and 2007, respectively. We recognized research and development expenses of $7.4 million and $6.6 million in the six-month periods ended June 30, 2008 and 2007, respectively. The following table illustrates research and development expenses incurred during the three- and six-month periods ended June 30, 2008 and 2007 for our significant groups of research and development projects (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Trodusquemine program expenses	$2,358	$1,617	$4,693	$3,019
IL9 program expenses	48	73	100	355
Squalamine program expenses	26	31	41	366
LOMUCIN™ program expenses	(30)	292	(15)	552
Other preclinical compound expenses	—	16	—	34
Indirect expenses	1,147	1,060	2,568	2,233

	$3,549	$3,089	$7,387	$6,559

Research and development expenses increased in the three-month period ended June 30, 2008, as compared to the same period a year ago, due to increases in third-party contract research costs ($0.8 million), clinical trial costs ($0.2 million), and consulting expenses ($0.1 million) as a result of the progression of our trodusquemine program for the treatment of obesity and type 2 diabetes into phase 1 clinical trials, as well as increases in indirect expenses as a result of increases in stock-based compensation expense ($0.3 million) and realignment expenses related to the Restructuring Plan ($0.1 million). These increases were partially offset by decreases in manufacturing costs ($0.3 million) and personnel expenses ($0.1 million) associated with our trodusquemine program, decreases in clinical trial costs ($0.2 million) and personnel costs ($0.1 million) as a result of the termination of our LOMUCIN™ program for the treatment of cystic fibrosis, and decreases in indirect personnel expenses ($0.1 million), indirect equipment rental and repairs ($0.1 million) and depreciation and amortization expense ($0.1 million).

Research and development expenses increased in the six-month period ended June 30, 2008, as compared to the same period a year ago, due to increases in third-party contract research ($1.3 million), clinical trial costs ($0.4 million), and consulting expenses ($0.2 million) as a result of the progression of our trodusquemine program for the treatment of obesity and type 2 diabetes into phase 1 clinical trials, as well as increases in indirect expenses as a result of an increase in stock-based compensation expense ($0.9 million). These increases were partially offset by decreases in clinical trial costs ($0.5 million), personnel expenses ($0.2 million), manufacturing ($0.1 million) and third-party contract research ($0.1 million) expenses as a result of the discontinuation of our squalamine program for the treatment of wet AMD and our LOUMUCIN™ program for the treatment of cystic fibrosis in 2007; decreases in manufacturing ($0.2 million) associated with our trodusquemine program; decreases in contract research ($0.2 million) and personnel expenses ($0.1 million) related to the IL9 program; decreases in indirect expenses as a result of lower realignment expenses ($0.2 million), personnel expenses ($0.2 million), equipment rental and repairs expenses ($0.1 million) and depreciation and amortization expense ($0.1 million).

General and Administrative Expenses

We recognized general and administrative expenses of $1.4 million and $1.6 million during the three-month periods ended June 30, 2008 and 2007, respectively. General and administrative expenses consist principally of personnel costs, professional fees and expenses incurred to maintain our status as a publicly traded company. General and administrative costs decreased in the three-month period ended June 30, 2008, as compared to the same period a year ago, due principally to decreases in realignment costs ($0.2 million), bonus expense ($0.1 million), public company expenses ($0.1 million) and accounting fees ($0.1 million). These decreases were partially offset by an increase in stock-based compensation expense ($0.3 million).

We recognized general and administrative expenses of $3.6 million and $3.1 million during the six-month periods ended June 30, 2008 and 2007, respectively. General and administrative costs increased in the six-month period ended June 30, 2008, as compared to the same period a year ago, due principally to increases in stock-based compensation expense ($1.1 million) and legal fees ($0.1 million). These increases were partially offset by decreases in realignment costs ($0.2 million), payroll expenses ($0.1 million), bonus expense ($0.1 million), accounting fees ($0.1 million), public company expenses ($0.1 million) and subscription and dues expenses ($0.1 million).

Interest Income

We recognized interest income of $0.1 million and $0.3 million during the three-month periods ended June 30, 2008 and 2007, respectively. We recognized interest income of $0.3 million and $0.7 million during the six-month periods ended June 30, 2008 and 2007, respectively. Interest income is comprised of income generated from cash, cash equivalents and investments. Interest income decreased during the three- and six-month periods ended June 30, 2008, as compared to the same periods in 2007, due primarily to lower average investment balances and interest rates.

Income Tax Benefit

We recognized an income tax benefit of $0.3 million and $0.1 million during the six-month periods ended June 30, 2008 and 2007, respectively, as a result of the sale of Pennsylvania research and development tax credit carryforwards to a third party pursuant to Pennsylvania Act 7 of 1997 and Pennsylvania Act 46 of 2003.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures: For the three-month period ended June 30, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer (the principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report.

Our management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all errors or fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met, and our disclosure controls and procedures are designed to provide this reasonable assurance. Based upon the evaluation discussed above, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that, as of June 30, 2008, our disclosure controls and procedures were effective at providing such reasonable assurance.

Internal control over financial reporting: There were no changes in our internal control over financial reporting during the three-month period ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

N/A

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 29, 2008, we held our Annual Meeting of Stockholders. Proxies were solicited for the Annual Meeting pursuant to Regulation 14 of the Securities Exchange Act of 1934, as amended. At the Annual Meeting, the stockholders elected six directors for one-year terms, approved an amendment to our 2004 Stock-Based Incentive Compensation Plan, as amended, and ratified the appointment of our independent registered public accounting firm.

(a)	In the election of directors, the number of shares voted was as follows:

	Votes For	Votes Withheld
John L. Armstrong, Jr.	14,263,245	415,432
R. Frank Ecock	14,191,478	487,199
Zola P. Horovitz, Ph.D.	13,489,813	1,188,864
Osagie O. Imasogie	14,293,355	385,322
Mitchell D. Kaye.	14,243,621	435,056
Robert F. Shapiro	14,190,501	488,176

(b)	In the approval of an amendment to our 2004 Stock-Based Incentive Compensation Plan, as amended, to provide for an increased number of shares issuable thereunder, the number of shares voted was as follows:

For	Against	Abstain	Broker Non-Votes
2,108,100	1,564,175	24,339	10,982,063

(c)	In the ratification of the appointment of KPMG LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008, the number of shares voted was as follows:

For	Against	Abstain	Broker Non-Votes
14,521,908	71,098	85,652	19

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

10.1	Letter Agreement between the Company and John L. Armstrong, Jr. dated May 27, 2008.

10.2	Letter Agreement between the Company and Michael J. Gast, M.D., Ph.D. dated May 27, 2008.

10.3	Letter Agreement between the Company and Leanne M. Kelly dated May 27, 2008.

10.4	Letter Agreement between the Company and Henry R. Wolfe, Ph.D. dated May 27, 2008.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENAERA CORPORATION

Date:	August 11, 2008	By:	/s/ Leanne M. Kelly
Leanne M. Kelly
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Letter Agreement between the Company and John L. Armstrong, Jr. dated May 27, 2008.

10.2	Letter Agreement between the Company and Michael J. Gast, M.D., Ph.D. dated May 27, 2008.

10.3	Letter Agreement between the Company and Leanne M. Kelly dated May 27, 2008.

10.4	Letter Agreement between the Company and Henry R. Wolfe, Ph.D. dated May 27, 2008.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.