Form 10-Q
period 2008-09-30
GENAERA CORP
filed 2008-11-14
CIK 880431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2008.

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s Common Stock, par value $.002 per share, on November 13, 2008 was 17,464,630.

GENAERA CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2008

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

GENAERA CORPORATION

BALANCE SHEETS

(In thousands, except per share data)

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,442	$12,939
Short-term investments	8,984	7,961
Prepaid expenses and other current assets	350	356

Total current assets	10,776	21,256
Fixed assets, net	251	374
Other assets	56	56

Total assets	$11,083	$21,686

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,287	$2,377
Deferred revenue (Note 4)	32	1,000

Total current liabilities	1,319	3,377
Other liabilities	49	70

Total liabilities	1,368	3,447

Commitments and contingencies (Note 5)

Stockholders’ equity (Note 3):
Preferred stock – $0.001 par value per share, 9,211 shares authorized, none issued and outstanding at September 30, 2008 and December 31, 2007	—	—
Common stock – $0.002 par value per share; 150,000 shares authorized; 17,465 and 17,463 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	35	35
Additional paid-in capital	298,600	294,693
Accumulated other comprehensive income	5	4
Accumulated deficit	(288,925)	(276,493)

Total stockholders’ equity	9,715	18,239

Total liabilities and stockholders’ equity	$11,083	$21,686

See accompanying notes to financial statements.

GENAERA CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Collaborative research agreement and grant revenues	$92	$51	$1,446	$2,660

Costs and expenses:
Research and development	2,090	2,898	9,477	9,457
General and administrative	1,464	1,187	5,027	4,258

	3,554	4,085	14,504	13,715

Loss from operations	(3,462)	(4,034)	(13,058)	(11,055)
Interest income	65	305	345	1,011

Loss before income taxes	(3,397)	(3,729)	(12,713)	(10,044)
Income tax benefit	—	—	281	147

Net loss	$(3,397)	$(3,729)	$(12,432)	$(9,897)

Net loss per share — basic and diluted	$(0.19)	$(0.21)	$(0.71)	$(0.57)

Weighted average shares outstanding — basic and diluted	17,465	17,456	17,464	17,449

See accompanying notes to financial statements.

GENAERA CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2008	2007
Cash Flows From Operating Activities:
Net loss	$(12,432)	$(9,897)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	146	317
Amortization of investment premiums (discounts)	(22)	38
Compensation expense on option grants and equity awards	3,907	1,020
Deferred revenue recognized	(1,000)	(1,713)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	6	(30)
Accounts payable and accrued expenses	(1,090)	(374)
Deferred revenue	32	—
Other liabilities	(21)	13

Net cash used in operating activities	(10,474)	(10,626)

Cash Flows From Investing Activities:
Purchase of investments	(21,000)	(14,000)
Proceeds from maturities of investments	20,000	22,000
Capital expenditures	(23)	(16)

Net cash provided by (used in) provided by investing activities	(1,023)	7,984

Net decrease in cash and cash equivalents	(11,497)	(2,642)
Cash and cash equivalents at beginning of period	12,939	11,965

Cash and cash equivalents at end of period	$1,442	$9,323

See accompanying notes to financial statements.

NOTE 1. Basis of Presentation

The accompanying financial statements of Genaera Corporation (“Genaera” or the “Company”) are unaudited and have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial statements. The December 31, 2007 balance sheet was derived from audited financial statements, however, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The Company believes that the financial statements include all adjustments (consisting of a normal and recurring nature) necessary to present fairly the results of operations, financial position and cash flows for the periods presented except for a $478,000 out of period adjustment that is included in the Company’s third quarter net loss, increasing the expenses for the quarter. Results of operations for interim periods are not necessarily indicative of those to be achieved for full fiscal years. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on March 31, 2008.

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

The Company has prepared its financial statements assuming that it will continue as a going concern, which contemplates the realization of its assets and the satisfaction of its liabilities in the normal course of business. The Company has incurred net losses since inception and expects to generate losses from operations for the foreseeable future primarily due to research and development costs for its trodusquemine (MSI-1436) program for the treatment of obesity and type 2 diabetes. On May 8, 2008, the Company announced the implementation of a restructuring plan to augment its cost savings initiatives, which included elimination of certain research and development efforts, in order to preserve cash and enable the Company to reach critical milestones in the development program for MSI-1436 (see Note 5). As a result of these initiatives, the Company believes its cash, cash equivalents and short-term investments at September 30, 2008 are sufficient to fund operations and meet its research and development goals into the second quarter of 2009.

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2008:

	Total Carrying Value as of September 30, 2008	Fair Value Measurements at September 30, 2008 Using
		Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Short-term investments	$8,984	$8,984	$—	$—

Short-term investments, which consist of securities of the U.S. Treasury and U.S. government agencies, are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy. The adoption of SFAS 157 did not have any impact on the Company’s results of operations and financial position.

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with U.S. generally accepted accounting principles. This statement is effective November 15, 2008. The adoption of SFAS 162 is not anticipated to have any impact on the Company’s results of operations and financial position.

NOTE 3. Stockholders’ Equity

The changes in stockholders’ equity from December 31, 2007 to September 30, 2008 are summarized as follows (in thousands):

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	Amount
Balance at December 31, 2007	17,463	$35	$294,693	$4	$(276,493)	$18,239
Compensation expense under option grants and stock awards	2	—	3,907	—	—	3,907
Comprehensive loss:
Net loss	—	—	—	—	(12,432)	(12,432)
Unrealized gain on investments	—	—	—	1	—	1

Total comprehensive loss						(12,431)

Balance at September 30, 2008	17,465	$35	$298,600	$5	$(288,925)	$9,715

In May 2008, the stockholders approved an amendment to the Company’s 2004 Stock-Based Incentive Compensation Plan, as amended, to increase the number of shares of the Company’s common stock issuable thereunder by 2,166,667 shares from 1,833,333 shares to 4,000,000 shares of common stock.

During the nine-month period ended September 30, 2008, the Company reversed previously recorded stock-based compensation expense of $117,000 due to a revision of the estimated forfeiture rate.

NOTE 4. Collaborative Arrangements

In April 2001, the Company entered into a research collaboration and licensing agreement with MedImmune, Inc. (“MedImmune”) to develop and commercialize therapies related to the Company’s anti-interleukin-9 (“IL9”) program. MedImmune provided funding of $2,500,000, payable in eight equal quarterly installments through April 2003. In addition, MedImmune reimburses the Company for incurred external costs for certain research and development activities and for licensing and patent prosecution expenses. The Company could also receive up to $54,000,000 of additional funding based on successful achievement of future milestones and is entitled to royalties on sales of commercial products resulting from the collaboration. During the three- and nine-month periods ended September 30, 2008, the Company recognized $79,000 and $181,000, respectively, as revenue related to external cost reimbursements. During the three- and nine-month periods ended September 30, 2007, the Company recognized $51,000 and $406,000, respectively, as revenue related to external cost reimbursements. During the nine-month period ended September 30, 2007, the Company recognized $150,000 of external cost reimbursements and $200,000 of related expenses related to a prior period. The revenue and expense amounts related to a prior period were determined to be immaterial to the applicable periods.

In September 2001, the Company received a contingent award of up to $1,700,000 from Cystic Fibrosis Foundation Therapeutics (“CFFT”), an affiliate of the Cystic Fibrosis Foundation, to support early clinical evaluation of LOMUCIN™ involving subjects with cystic fibrosis. In April 2005, the award was increased to $2,863,000, consisting of $513,000 previously received in connection with the Company’s initial phase 2 trial of LOMUCIN™ and up to $2,350,000 in milestone-driven matching funds from CFFT to support a multi-center, randomized, double-blind, placebo-controlled phase 2 clinical trial of LOMUCIN™. After consultation with CFFT, the protocol for this trial was amended in June 2006 to decrease the number of evaluable subjects to be enrolled in the trial from 200 to 80. As a result of the decrease in the number of evaluable subjects, the total contract funding for the Company’s phase 2 clinical evaluation of LOMUCIN™ was reduced from $2,863,000 to $2,521,478 or $2,452,000, depending upon the final milestone achieved. On June 29, 2007, the Company and CFFT agreed, for reasons of futility, to discontinue the phase 2 trial of LOMUCIN™ and terminated the award agreement. The Company received a final milestone payment in the amount of $100,000 and was not required to refund any portion of the funding previously received from CFFT. As a result of the termination, the Company recognized revenue of $2,102,000 in the nine-month period ended September 30, 2007.

In May 2007, the Company received a one-time payment of $152,000 as a result of the licensing by the Ludwig Institute of Cancer Research (“LICR”) of certain patents jointly owned by LICR and the Company pursuant to the Second Research Agreement between the Company and LICR dated December 20, 1999. The Company recognized the payment, which related to a prior period, as revenue in the nine-month period ended September 30, 2007. The revenue amount related to a prior period was determined to be immaterial to the applicable periods.

In July 2007, the Company granted an option to acquire exclusive license rights for drug uses of pexiganan to MacroChem Corporation (“MacroChem”) in exchange for a payment of $250,000. The option agreement gave MacroChem a 90-day right to enter into a license agreement with the Company. In October 2007, MacroChem exercised its option and acquired the exclusive worldwide license rights for use of pexiganan as a drug. Under the terms of the license agreement, MacroChem paid the Company an initial fee of $1,000,000 in several installments. The terms of the agreement also include milestone payments to the Company of up to $7,000,000 based upon the achievement of clinical milestones, including the start of phase 3 clinical trials and regulatory approval, sales-based milestones of up to $35,000,000 and royalty payments of 10% on net sales of commercial products resulting from the license agreement. As a result of the license agreement, MacroChem assumed responsibility for all clinical development, manufacturing, regulatory and commercialization activities for pexiganan as a drug. Receipt of future milestones and royalties is dependent upon a number of factors, including favorable results from clinical trials to be conducted by MacroChem. As of March 31, 2008, the Company’s performance obligations under the license agreement were fulfilled. As such, the Company recognized $1,250,000 as revenue related to the option and license agreements during the nine-month period ended September 30, 2008. In addition, MacroChem reimburses the Company for incurred external costs for patent prosecution expenses. During the three- and nine-month periods ended September 30, 2008, the Company recognized $12,000 and $14,000, respectively, as revenue related to external cost reimbursements.

NOTE 5. Commitments and Contingencies

Employment Agreements

The Company has employment agreements with all of its officers and employees. Employees covered under employment contracts who are terminated “without cause” are entitled to receive continuation of base pay for periods ranging from two months to twelve months.

On May 8, 2008, the Company announced the implementation of a restructuring plan to augment its cost savings initiatives, which included elimination of certain research and development efforts, in order to preserve cash and enable the Company to reach critical milestones in the development program for MSI-1436 for the treatment of obesity and type 2 diabetes (the “Restructuring Plan”). Under the Restructuring Plan, executive base compensation was reduced by 10% effective June 1, 2008 and executives voluntarily forfeited cash incentives, including salary increases and discretionary bonus awards for 2008. Additionally, the Company reduced its workforce by approximately 40%. The Company incurred restructuring charges of approximately $301,000 during the nine-month period ended September 30, 2008, of which approximately $218,000 was paid during the same period.

In 2007, the Company reduced its workforce as a result of the decision to terminate the EVIZON™ clinical development program in wet age-related macular degeneration and the board of directors’ approval of management’s plan to focus corporate resources on the development of trodusquemine for the treatment of obesity and type 2 diabetes. As a result, the Company incurred restructuring charges of approximately $427,000 during the nine-month period ended September 30, 2007.

NOTE 6. Income Taxes

During the nine-month periods ended September 30, 2008 and 2007, the Company sold portions of its Pennsylvania research and development credit carryforwards to a third party for net proceeds of $281,000 and $147,000, respectively, resulting in the recognition of an income tax benefit in the statement of operations.

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

Financial Condition, Liquidity and Capital Resources

Cash, cash equivalents and short-term investments were $10.4 million at September 30, 2008 as compared to $20.9 million at December 31, 2007. The primary use of cash during the three- and nine-month periods ended September 30, 2008 was to fund our research and development operations.

Current liabilities were $1.3 million and $3.4 million at September 30, 2008 and December 31, 2007, respectively.

Our capital expenditure requirements will depend upon numerous factors, including the progress of our research and development programs, the time and cost required to obtain regulatory approvals, our ability to enter into additional collaborative arrangements, the demand for products based on our technology, if and when such products are approved, and possible acquisitions of products, technologies and companies. We had no significant commitments for capital expenditures as of September 30, 2008.

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

We have prepared our financial statements assuming that we will continue as a going concern, which contemplates the realization of our assets and the satisfaction of our liabilities in the normal course of business. We have incurred net losses since inception and expect to generate losses from operations for the foreseeable future primarily due to research and development costs for our trodusquemine (MSI-1436) program for the treatment of obesity and type 2 diabetes. On May 8, 2008, we announced the implementation of a restructuring plan to augment our cost savings initiatives, which included elimination of certain research and development efforts, in order to preserve cash and enable us to reach critical milestones in the development program for MSI-1436 (the “Restructuring Plan”). Under the Restructuring Plan, executive base compensation was reduced by 10% effective June 1, 2008 and executives voluntarily forfeited cash incentives, including salary increases and discretionary bonus awards for 2008. Additionally, we reduced our workforce by approximately 40%. As a result of these initiatives, we believe our cash, cash equivalents and short-term investments at September 30, 2008 are sufficient to fund operations and meet our research and development goals into the second quarter of 2009.

Critical Accounting Policies and Estimates

A discussion of our critical accounting policies and estimates is included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2007. There have not been any changes or additions to our critical accounting policies during the nine-month period ended September 30, 2008.

Results of Operations

Revenues

We recognized revenues of $0.1 million in both of the three-month periods ended September 30, 2008 and 2007. We recognized revenues of $1.4 million and $2.7 million in the nine-month periods ended September 30, 2008 and 2007, respectively. We have received no revenues to date from product sales. Revenues recorded to date have consisted principally of revenues recognized under collaborations with third parties.

In April 2001, we entered into a research collaboration and licensing agreement with MedImmune, Inc. (“MedImmune”) to develop and commercialize therapies related to our anti-interleukin-9 (“IL9”) program. MedImmune provided funding of $2.5 million, payable in eight equal quarterly installments through April 2003. In addition, MedImmune reimburses us for incurred external costs for certain research and development activities and for licensing and patent prosecution expenses. We could also receive up to $54.0 million of additional funding based on successful achievement of future milestones and are entitled to royalties on sales of commercial products resulting from the collaboration. We recognized $0.1 million and $0.2 million as revenue related to external cost reimbursements in the three- and nine-month periods ended September 30, 2008, respectively. For the three- and nine-month periods ended September 30, 2007, we recognized $0.1 million and $0.4 million as revenue related to external cost reimbursements. During the nine-month period ended September 30, 2007, we recognized $0.2 million as revenue related to reimbursement for expenses incurred in prior periods. The revenue amount related to a prior period was determined to be immaterial to the applicable periods.

In September 2001, we received a contingent award of up to $1.7 million from Cystic Fibrosis Foundation Therapeutics (“CFFT”) to support early clinical evaluation of LOMUCIN™ involving subjects with cystic fibrosis. In April 2005, the award was increased to $2.9 million, consisting of $0.5 million previously received in connection with our initial phase 2 trial of LOMUCIN™ and up to $2.4 million in milestone-driven matching funds from CFFT to support a multi-center, randomized, double-blind, placebo-controlled phase 2 clinical trial of LOMUCIN™. After consultation with CFFT, the protocol for this trial was amended in June 2006 to decrease the number of evaluable subjects to be enrolled in the trial from 200 to 80. As a result of the decrease in the number of evaluable subjects, the total contract funding for our phase 2 clinical evaluation of LOMUCIN™ was reduced from $2.9 million to $2.52 million or $2.45 million, depending upon the final milestone achieved. In June 2007, we and CFFT agreed, for reasons of futility, to discontinue the phase 2 trial of LOMUCIN™ and terminated the award agreement. We received a final milestone payment in the amount of $0.1 million and were not required to refund any portion of the funding previously received from CFFT. As a result of the termination, we recognized revenue of $2.1 million in the nine-month period ended September 30, 2007.

In May 2007, we received a one-time payment of $0.2 million as a result of the licensing by the Ludwig Institute of Cancer Research (“LICR”) of certain patents jointly owned by LICR and us pursuant to the Second Research Agreement between LICR and us dated December 20, 1999. We recognized the payment, which related to a prior period, as revenue in the nine-month period ended September 30, 2007. The revenue amount related to a prior period was determined to be immaterial to the applicable periods.

In July 2007, we granted an option to acquire exclusive license rights for drug uses of pexiganan to MacroChem Corporation (“MacroChem”) in exchange for a payment of $0.3 million. The option agreement gave MacroChem a 90-day right to enter into a license agreement. In October 2007, MacroChem exercised its option and acquired the exclusive worldwide license rights for use of pexiganan as a drug. Under the terms of the license agreement, MacroChem paid us an initial fee of $1.0 million in several installments. The terms of the agreement also include milestone payments to us of up to $7.0 million based upon the achievement of clinical milestones, including the start of phase 3 clinical trials and regulatory approval, sales-based milestones of up to $35.0 million and royalty payments of 10% on net sales of commercial products resulting from the license agreement. As a result of the license agreement, MacroChem assumed responsibility for all clinical development, manufacturing, regulatory and commercialization activities for pexiganan as a drug. Receipt of future milestones and royalties is dependent upon a number of factors, including favorable results from clinical trials to be conducted by MacroChem. As of March 31, 2008, our performance obligations under the license agreement were fulfilled. As a result, we recognized $1.3 million as revenue related to the option and license agreements during the nine-month period ended September 30, 2008. In addition, MacroChem reimburses the Company for incurred external costs for patent prosecution expenses. During the three- and nine-month periods ended September 30, 2008, the Company recognized $12 thousand and $14 thousand, respectively, as revenue related to external cost reimbursements.

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

Development Stage
Active Programs:
Trodusquemine	Phase 1
Other preclinical compounds	Research
Licensed Programs:
IL9	Phase 2(1)
Pexiganan (LOCILEX Cream)	Phase 3(2)
Inactive Programs:
LOMUCIN™	Phase 2(3)
Squalamine:
Squalamine	Phase 2(4)
EVIZON™ (squalamine)	Phase 2/3(5)

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

We recognized research and development expenses of $2.1 million and $2.9 million in the three-month periods ended September 30, 2008 and 2007, respectively. The three-month period ended September 30, 2008 included $0.2 million of out of period adjustments. We recognized research and development expenses of $9.5 million in both the nine-month periods ended September 30, 2008 and 2007. The following table illustrates research and development expenses incurred during the three- and nine-month periods ended September 30, 2008 and 2007 for our significant groups of research and development projects (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Trodusquemine program expenses	$1,062	$1,765	$5,755	$4,784
IL9 program expenses	46	70	146	425
Squalamine program expenses	4	100	45	465
LOMUCIN™ program expenses	—	167	(15)	719
Other preclinical compound expenses	—	16	—	49
Indirect expenses	978	780	3,546	3,015

	$2,090	$2,898	$9,477	$9,457

Research and development expenses decreased in the three-month period ended September 30, 2008, as compared to the same period a year ago, due to decreases in third-party contract research costs ($0.2 million), clinical trial costs ($0.1 million), manufacturing costs ($0.2 million) and personnel expenses ($0.2 million) as a result of the timing of the clinical and research studies for our trodusquemine program for the treatment of obesity and type 2 diabetes, as well as decreases in personnel and third-party contract research costs ($0.1 million) and clinical trial costs ($0.2 million) related to the discontinuation of our squalamine program for the treatment of wet AMD and our LOMUCIN™ program for the treatment of cystic fibrosis in 2007 and decreases in indirect expenses as a result of lower recruiting expenses ($0.1 million) and decreased depreciation and amortization expense ($0.1 million). These decreases were partially offset by an increase in stock-based compensation expense ($0.4 million).

While total research and development expenses in the nine-month period ended September 30, 2008 were consistent with the same period a year ago, expenses related to our trodusquemine program for the treatment of obesity and type 2 diabetes increased as a result of increases in third-party contract research costs ($1.1 million), clinical trial costs ($0.3 million) and consulting expenses ($0.3 million), partially offset by decreases in manufacturing costs ($0.5 million) and salary expenses ($0.2 million). Additionally, indirect expenses increased as a result of an increase in stock-based compensation expense ($1.4 million) partially offset by decreases in personnel expenses ($0.2 million), realignment costs ($0.2 million), depreciation and amortization expense ($0.1 million), equipment rental and maintenance expenses ($0.1 million), travel and meeting expenses ($0.1 million) and recruiting expenses ($0.1 million). The increases in indirect expenses and expenses related to our trodusquemine program were offset by decreases in clinical trial costs ($0.6 million), personnel costs ($0.4 million), and third-party contract research expenses ($0.1 million) as a result of the discontinuation of our squalamine program and LOMUCIN™ program in 2007, as well as decreases in third-party contract research expenses ($0.2 million) and personnel expenses ($0.1 million) related to our IL-9 program and decreases in personnel expenses ($0.1 million) related to the development of other preclinical compounds.

General and Administrative Expenses

We recognized general and administrative expenses of $1.5 million and $1.2 million during the three-month periods ended September 30, 2008 and 2007, respectively. The three-month period ended September 30, 2008 included $0.3 million of out of period adjustments. General and administrative expenses consist principally of personnel costs, professional fees and expenses incurred to maintain our status as a publicly traded company. General and administrative costs increased in the three-month period ended September 30, 2008, as compared to the same period a year ago, due principally to an increase in stock-based equity compensation expense ($0.6 million). This increase was partially offset by decreases in intellectual property expenses ($0.1 million), personnel expenses ($0.1 million) and investor relations expenses ($0.1 million) as a result of the cost-cutting initiatives implemented in May 2008.

We recognized general and administrative expenses of $5.0 million and $4.3 million during the nine-month periods ended September 30, 2008 and 2007, respectively. General and administrative costs increased in the nine-month period ended September 30, 2008, as compared to the same period a year ago, due principally to increases in stock-based compensation expense ($1.5 million) and legal fees ($0.1 million). These increases were partially offset by decreases in realignment costs ($0.2 million), payroll expenses ($0.1 million), bonus expense ($0.1 million), consulting expenses ($0.1 million), intellectual property expenses ($0.1 million), accounting fees ($0.1 million), public company expenses ($0.1 million) and investor relations expenses ($0.1 million) as a result of the cost-cutting initiatives implemented in May of 2008.

Interest Income

We recognized interest income of $0.1 million and $0.3 million during the three-month periods ended September 30, 2008 and 2007, respectively. We recognized interest income of $0.3 million and $1.0 million during the nine-month periods ended September 30, 2008 and 2007, respectively. Interest income is comprised of income generated from cash, cash equivalents and investments. Interest income decreased during the three- and nine-month periods ended September 30, 2008, as compared to the same periods in 2007, due primarily to lower average investment balances and interest rates.

Income Tax Benefit

We recognized an income tax benefit of $0.3 million and $0.1 million during the nine-month periods ended September 30, 2008 and 2007, respectively, as a result of the sale of Pennsylvania research and development tax credit carryforwards to a third party pursuant to Pennsylvania Act 7 of 1997 and Pennsylvania Act 46 of 2003.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A

ITEM 4T.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures: For the three-month period ended September 30, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer (the principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report.

Our management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all errors or fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met, and our disclosure controls and procedures are designed to provide this reasonable assurance. Based upon the evaluation discussed above, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that, as of September 30, 2008, our disclosure controls and procedures were effective at providing such reasonable assurance.

Internal control over financial reporting: There were no changes in our internal control over financial reporting during the three-month period ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

There are many factors that affect our business and the results of our operations. In addition to the following risk factor and the other information set forth in this quarterly report, you should carefully read and consider “Item 1A. Risk Factors” in Part I, and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, of our Annual Report on Form 10-K for the year ended December 31, 2007, which contain a description of significant factors that might cause the actual results of operations in future periods to differ materially from those currently expected or desired.

Risks Related to Our Stock

We may be unable to maintain the standards for listing on the Nasdaq Capital Market, which could adversely affect the liquidity of our common stock and could subject our common stock to the “penny stock” rules.

Our common stock is currently listed on the Nasdaq Capital Market. There are several requirements that we must satisfy in order for our common stock to continue to be listed on the Nasdaq Capital Market. These requirements include, but are not limited to, maintaining a minimum per share price of our common stock of $1.00 and a minimum level of stockholders’ equity of $2.5 million. On October 20, 2008, we received notification from the National Association of Securities Dealers Automated Quotations (“NASDAQ”) that the bid price of our common stock had closed below the minimum $1.00 per share requirement under NASDAQ Marketplace Rule 4310(c)(4) for 30 consecutive trading days. In accordance with NASDAQ rules and as a result of the temporary suspension of the minimum bid requirement, we have been afforded 180 calendar days from January 20, 2009, or until July 20, 2009, to regain compliance with the minimum bid price requirements. Compliance would be achieved by the bid price of our common stock closing at $1.00 per share or more for a minimum of ten consecutive trading days during the 180-day period. If we are unable to regain compliance prior to July 20, 2009, NASDAQ will determine whether we meet the NASDAQ initial listing criteria, as set forth in Marketplace Rule 4310(c), except for the bid price requirement. Should we meet the initial listing criteria, NASDAQ will notify us that we have been granted an additional 180 calendar day compliance period. Delisting from the Nasdaq Capital Market could adversely affect the liquidity and the price of our common stock and could have a long-term adverse impact on our ability to raise future capital through a sale of our common stock.

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

GENAERA CORPORATION

Date: November 14, 2008	By:	/s/ Leanne M. Kelly
Leanne M. Kelly
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.