Form 10-K
period 2008-12-31
GENAERA CORP
filed 2009-03-03
CIK 880431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐    NO ☒

The aggregate market value of common stock held by non-affiliates of the registrant was $23,784,986 as of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the National Market System of The Nasdaq Stock Market on June 30, 2008. For purposes of this calculation only, the registrant has defined affiliates as all directors and executive officers as of June 30, 2008 and any stockholder whose ownership exceeds 10% of the common stock outstanding as of June 30, 2008.

The number of shares of the registrant’s common stock outstanding as of February 26, 2009 was 17,464,630.

GENAERA CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2008

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

We undertake no obligation (and expressly disclaim any such obligation) to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You are advised, however, to review any further disclosures we make on related subjects in our filings with the United States Securities and Exchange Commission (the “SEC”), all of which are available in the SEC EDGAR database at www.sec.gov and from us.

OVERVIEW

Genaera Corporation is a biopharmaceutical company focused on advancing the science and treatment of metabolic diseases. We were first incorporated in the state of Delaware in 1987 and are headquartered in Plymouth Meeting, Pennsylvania. Our lead clinical drug candidate, trodusquemine (“MSI-1436”), is being developed to treat obesity and type 2 diabetes. In addition to MSI-1436, we have a collaborative agreement with MedImmune, Inc., a wholly-owned subsidiary of Astra Zeneca plc (“MedImmune”), to develop and commercialize therapies related to our anti-interleukin-9 (“IL9”) program for the treatment of asthma.

We have no products available for sale and have incurred losses since our inception. Because substantially all of our potential products currently are in research, preclinical development or the early or middle stages of clinical testing, revenues from product sales will not occur for at least the next several years, if at all. We believe our cash, cash equivalents and short-term investments at December 31, 2008 are sufficient to fund operations and meet our research and development goals into the second quarter of 2009. We commenced a cost savings initiative and reduced our operating expenses in 2008. However, we will also need to raise additional funds and are currently exploring alternatives, such as equity or debt financing and/or the licensing of the rights to one or more of our product candidates. If additional funds are raised by issuing equity securities, substantial dilution to existing shareholders may result. If we engage in collaborations, we may receive lower consideration upon commercialization of such products than if we had not entered into such arrangements, or if we entered into such arrangements at later stages in the product development process. In light of our known and contingent financial obligations, if we fail to obtain capital in the immediate future, we may be required to delay, scale back, eliminate some or all of our research and development programs, consider various strategic alternatives including a merger or sale of the Company or cease operations.

DEVELOPMENT PROGRAMS

Obesity Therapeutic Program

Trodusquemine (also referred to in scientific literature as MSI-1436) is a small molecule that has demonstrated the ability to prevent abnormal weight gain or induce weight reduction in several animal models. Our researchers have shown that animal food intake can be regulated in a reversible manner, leading to changes in body weight. Preclinical data on trodusquemine demonstrate that it is a potent appetite suppressant with the ability to normalize fasting blood sugar independent of its ability to induce weight loss. Additionally, trodusquemine has been shown to reduce elevated levels of cholesterol and triglycerides in obese animals. Our preclinical studies with trodusquemine support a mechanism of action that suppresses appetite and increases insulin sensitivity by selective inhibition of both central and peripheral protein tyrosine phosphatase 1B (“PTP1B”). The ability of trodusquemine to induce weight loss in several animal models (rodent, rabbit, dog and monkey) makes it an excellent candidate for evaluation in clinical studies. To date, we have completed two phase 1 clinical studies and began a third phase 1 study in the fourth quarter of 2008.

With trodusquemine, we are targeting the approximately 10 to 12 million Americans who are classified medically as significantly obese and the approximately 21 million Americans with type 2 diabetes. While the trodusquemine molecule is very different in function, it has a similar chemical structure to a compound that we previously developed, squalamine lactate (“squalamine”), which would enable us to make more efficient use of internal and external resources utilized in the manufacture of squalamine. We filed an Investigational New Drug (“IND”) application with the United States Food and Drug Administration (the “FDA”) for the use of trodusquemine in the treatment of obesity in the first quarter of 2007. We filed an additional IND application for the use of trodusquemine in the treatment of type 2 diabetes in the fourth quarter of 2007.

IL9 Antibody Therapeutics

The IL9 program is a genomics-based program focused on the development of a blocking antibody to IL9 to treat a root cause of asthma. Our functional genomic studies demonstrated the broad role of IL9 as an etiologic agent in asthma. The IL9 gene varies in structure and function among individuals and as a result may have an important role in a genetic predisposition to asthma and allergic reactions. Our scientific studies and independent peer-reviewed publications indicate that IL9 controls other well-known factors involved in promoting lung inflammation in asthma, including a group of proteins that modulate the growth and functional activities of immune cells. We have developed a patent position around IL9, having first discovered and documented a role for this cytokine in asthma. Our patent position includes patents licensed exclusively from the Ludwig Institute for Cancer Research (“LICR”) as well as patents owned jointly with LICR.

In April 2001, we entered into a collaborative agreement with MedImmune to develop and commercialize therapies related to our IL9 program. Pursuant to the agreement, MedImmune provided funding of $2.5 million for research and development activities over a two-year period from April 2001 through April 2003. By the end of the two-year period, licensed technology had been transferred to MedImmune, which assumed responsibility for development and commercialization efforts on the IL9 program. In addition to the research and development funding, MedImmune agreed to reimburse us for certain external costs we incurred in connection with the IL9 program. Under the agreement, we received $1.0 million based on the completion of contractual milestones and we could also receive up to $54.0 million based on the successful completion of future milestones. We are also entitled to royalties on sales of commercial products resulting from the collaboration. As a result of our limited control over the development plan and the timing of milestones, we cannot estimate the timing or receipt of milestone payments and may not receive a substantial portion of these milestone payments within the next five years. Each party has the right to terminate the agreement upon notice to the other party. In August 2008, MedImmune reported that it had voluntarily suspended three ongoing phase 2 studies of MEDI-528, the compound developed using the technology licensed under the collaborative agreement, and that its IND application for MEDI-528 for the treatment of asthma was placed on clinical hold by the FDA.

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

Infectious Disease Program

Prior to 2000, LOCILEX (pexiganan) Cream, a topical cream antibiotic for the treatment of infection in diabetic foot ulcers, had been our lead product development candidate. In July 1999, LOCILEX Cream failed to obtain approval from the FDA, and we have since terminated our manufacturing agreements required to further develop this product candidate and refocused our near-term product development efforts on our other programs. In October 2007, we entered into an agreement to license the exclusive worldwide rights for use of pexiganan as a drug to MacroChem Corporation (“MacroChem”). Under the terms of the license agreement, MacroChem paid us an initial fee of $1.0 million. The terms of the agreement also include up to $7.0 million in milestone payments to us based upon the achievement of clinical milestones, including the start of phase 3 clinical trials and regulatory approval. The agreement also includes sales-based milestones of up to $35.0 million and 10% royalty payments on net sales. As a result of the license agreement, MacroChem has assumed all clinical development, manufacturing, regulatory and commercialization activities for pexiganan as a drug. As a result of our limited control over the development plan and the timing of milestones, we cannot estimate the timing or receipt of milestone payments.

RESEARCH AND DEVELOPMENT COSTS

We incurred costs of $11.7 million and $13.1 million for research and development in the years ended December 31, 2008 and 2007, respectively. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” for additional information.

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

GOVERNMENT REGULATION

Our development, manufacture and potential sale of therapeutics are subject to extensive regulation by United States and foreign governmental authorities.

Regulation of Pharmaceutical Products in the United States

The FDA regulates our product candidates currently being developed as drugs or biologics in the United States. New drugs are subject to regulation under the Federal Food, Drug, and Cosmetic Act, and biological products, in addition to being subject to certain provisions of that Act, are regulated under the Public Health Service Act. Both statutes and the regulations promulgated thereunder, govern, among other things, the testing, manufacturing, safety, efficacy, labeling, storage, record keeping, and advertising and other promotional practices involving biologics or new drugs, as the case may be. FDA approval or other clearances must be obtained before clinical testing of, and before manufacturing and marketing of, new biologics and drugs.

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

The testing and approval processes described above require substantial time and effort and there can be no assurance that any approval will be granted on a timely basis, if at all. BLAs and NDAs submitted to the FDA can take more than one to two years to receive approval. If questions arise during the FDA review process, approval can take more than five years. Notwithstanding the submission of relevant data, the FDA may ultimately decide that the BLA or NDA does not satisfy its regulatory criteria for approval and as a result may deny approval, require additional clinical studies or require demonstration of compliance with Good Manufacturing Practices (“GMPs”). In addition, the FDA may condition marketing approval on the conduct of specific post-marketing studies to further evaluate safety and effectiveness. Even if FDA regulatory clearances are obtained, a marketed product is subject to continual regulatory requirements and review relating to GMPs, adverse event reporting, promotion and advertising and other matters. Later discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions.

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

To date, we own, co-own or have licensed on an exclusive basis a total of 82 patent applications and issued patents in the United States, 68 of which we own or co-own and 14 that we license on an exclusive basis. We own, co-own or have licensed on an exclusive basis a total of 148 patent applications and issued patents in countries other than the United States.

We own patents covering methods and intermediates in the manufacturing process of squalamine and trodusquemine that expire in 2017 and 2018. We own a composition of matter patent for the trodusquemine compound, which expires in 2014. We also own a patent for the use of trodusquemine as an anti-obesity agent and other indications that expires in 2015, and we own a U.S. patent that covers the use of trodusquemine to lower serum cholesterol and glucose levels that expires in 2025. We own two patents for the use of anti-IL9 or anti-IL9 receptor antibodies for the treatment of asthma and related disorders that expire in 2016. We also own several patents and patent applications for the use of squalamine as an anti-angiogenic, including methods for the treatment of cancer and for neovascularization in the eye. One of these patents is to the compound’s combination therapy with other anti-cancer agents and will expire in 2017, while another patent covers the treatment of AMD, retinopathy of prematurity and diabetic retinopathy and will expire in 2015. We also have U.S. patents covering the composition of matter for a mucoregulator target and another patent covering methods for screening for mucoregulator compounds, both of which expire in 2019. We own a patent on the use of talniflumate and related mucoregulator compounds for treating various conditions where mucus is overproduced, which expires in 2021.

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

Many companies are working to develop and market products intended for the disease areas we are targeting, including obesity, type 2 diabetes and respiratory diseases. A number of major pharmaceutical companies have significant franchises in these disease areas and can be expected to invest heavily to protect their interests. With respect to obesity, products are being developed at a number of biopharmaceutical companies, including but not limited to, Alizyme plc, Amylin Pharmaceuticals, Inc., Arena Pharmaceuticals, Inc., Merck and Co., Inc., Orexigen Therapeutics, Inc. and Vivus, Inc. With respect to type 2 diabetes, products are being developed at a number of biopharmaceutical companies, including but not limited to, Abbott Laboratories, Amylin Pharmaceuticals, Inc., AstraZeneca PLC, Eli Lilly & Company, GlaxoSmithKline PLC, Johnson & Johnson, Novartis AG and Novo Nordisk A/S. In the respiratory field, other biopharmaceutical companies also have reported the discovery of genes relating to asthma and other respiratory diseases, including Amgen, Inc., Genentech, Inc. and Vertex Pharmaceuticals, Inc., as well as other large pharmaceutical companies.

EXECUTIVE OFFICERS

Our current executive officers are as follows:

Name	Age	Position
John L. Armstrong, Jr., MBA	65	President and Chief Executive Officer
Michael J. Gast, MD, PhD	60	Executive Vice President and Chief Medical Officer
Henry R. Wolfe, PhD	51	Executive Vice President and Chief Scientific Officer
Leanne M. Kelly	32	Senior Vice President and Chief Financial Officer

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

Dr. Gast was promoted to Executive Vice President and Chief Medical Officer in October 2007. Prior to that, Dr. Gast had served as our Executive Vice President of Clinical Research and Development since November 2006, having rejoined us in March 2006 as Senior Vice President, Clinical Research and Development. Dr. Gast initially served as our Executive Vice President and Chief Medical Officer from February 2005 through July 2005. Dr. Gast worked for us as a consultant from August 2005 until he rejoined us in 2006. Prior to joining us, Dr. Gast spent ten years at Wyeth, most recently serving as Vice President, Scientific Affairs within Wyeth Global Medical Affairs, where he was responsible for oversight of phase 4 clinical research programs. Previously at Wyeth, Dr. Gast served as Vice President, Women’s Health Clinical Research and Development. Prior to that, Dr. Gast spent twenty-one years at the Washington University School of Medicine. During his tenure on the faculty at the Washington University Department of Obstetrics and Gynecology, Dr. Gast served as Director of the Division of Reproductive Endocrinology and Infertility and Director of the Endocrine Clinical Laboratories. Dr. Gast received his MD from The Ohio State University College of Medicine in 1973 and his PhD in Molecular Biology from Washington University in 1981.

Dr. Wolfe was promoted to Executive Vice President and Chief Scientific Officer in October 2007. Prior to that, Dr. Wolfe had served as our Senior Vice President of Business Development and Research and Development since November 2006. Dr. Wolfe was promoted to Vice President of Business Development in January 2006. Prior to that, he served as our Executive Director of Business Development. Dr. Wolfe has twenty-five years of experience in the biotechnology and pharmaceutical industry. Prior to joining us, he was Vice President of Research & Development at Targeted Diagnostics and Therapeutics, Inc. Prior to that, Dr. Wolfe served in various management positions relating to the discovery and development of therapeutic and in vivo imaging products with Nycomed Amersham, plc (now GE Healthcare), Sterling Winthrop Pharmaceuticals and E.I. Dupont deNemours Co. Dr. Wolfe received his PhD in Molecular Pharmacology and Structural Biology from Thomas Jefferson University in 2006 and is the author of more than 40 patents and peer-reviewed publications.

Ms. Kelly was promoted to Senior Vice President and Chief Financial Officer in May 2007. Prior to that, Ms. Kelly had served as Senior Vice President of Corporate Communications since November 2006. Prior to that, she had served as Vice President, Finance since January 2006 and Controller since December 2002. Ms. Kelly also served as our Interim Chief Financial Officer in 2003. Prior to joining us, Ms. Kelly was Controller of Lamina Ceramics, Inc. Ms. Kelly also served as Senior Financial Analyst and SEC Accountant at Luminant Worldwide Corporation and Senior Auditor with KPMG LLP. Ms. Kelly holds a CPA certificate from the Pennsylvania State Board of Accountancy and is a member of the Pennsylvania Institute of Certified Public Accountants.

Officers are elected or appointed by the board of directors to serve until the appointment or election and qualification of their successors or their earlier termination or resignation.

EMPLOYEES

As of December 31, 2008, we had 16 full-time employees. No employees are covered by collective bargaining agreements and we consider relations with our employees to be good.

AVAILABLE INFORMATION

We make available free of charge on our internet website, www.genaera.com, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

ITEM 2.	PROPERTIES

We lease approximately 21,000 square feet of office and laboratory space in a single building in Plymouth Meeting, Pennsylvania. This lease provides for minimum annual payments of approximately $0.4 million in 2009. The lease expires in November 2009.

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

Year Ended December 31, 2007	High	Low
1st Quarter	$3.00	$1.38
2nd Quarter	$3.78	$2.31
3rd Quarter	$3.07	$2.55
4th Quarter	$2.95	$1.39

Year Ended December 31, 2008	High	Low
1st Quarter	$2.15	$1.38
2nd Quarter	$2.24	$1.26
3rd Quarter	$1.79	$0.50
4th Quarter	$0.69	$0.23

As of February 27, 2009, the last reported bid price for our common stock on the Nasdaq Capital Market was $0.19 per share.

Dividends

We have not paid any cash dividends on our common stock since our inception and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. It is the present policy of the board of directors to retain all earnings, if any, to finance the development of our business.

Number of Holders of Common Stock

At February 27, 2009, there were 330 stockholders of record.

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

Since commencing operations in 1988, we have not generated any revenue from product sales. We have funded operations primarily from the proceeds of public and private placements of securities, research and development collaboration payments and related equity investments. We have incurred a loss in each year since our inception and we expect to incur substantial additional losses for at least the next several years. We expect that future losses may fluctuate and that such fluctuations may be substantial. At December 31, 2008, our accumulated deficit was $292.5 million. We believe our cash, cash equivalents and short-term investments at December 31, 2008 are sufficient to fund operations and meet our research and development goals into the second quarter of 2009. However, we will need to raise additional funds and are currently exploring alternatives, such as equity or debt financing and/or the licensing of the rights to one or more of our product candidates. If additional funds are raised by issuing equity securities, substantial dilution to existing shareholders may result. If we engage in collaborations, we may receive lower consideration upon commercialization of such products than if we had not entered into such arrangements, or if we entered into such arrangements at later stages in the product development process. In light of our known and contingent financial obligations, if we fail to obtain capital in the immediate future, we may be required to delay, scale back, eliminate some or all of our research and development programs, consider various strategic alternatives including a merger or sale of the Company or cease operations.

The following discussion is included to describe our financial position and results of operations for each of the years ended December 31, 2008 and 2007. The financial statements and notes thereto included elsewhere herein contain detailed information that should be referred to in conjunction with this discussion.

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

RESULTS OF OPERATIONS—2008 vs. 2007

Revenues

We recognized revenue of $1.5 million and $2.7 million in the years ended December 31, 2008 and 2007, respectively. We have received no revenues to date from product sales. Revenues recorded to date have consisted principally of revenues recognized under collaborations with third parties.

In April 2001, we entered into a research collaboration and licensing agreement with MedImmune to develop and commercialize therapies related to our IL9 program. MedImmune provided funding of $2.5 million, payable in eight equal quarterly installments through April 2003. In addition, MedImmune reimburses external costs for certain research and development activities and for patent prosecution expenses. We could also receive up to $54.0 million of additional funding based on successful completion of future milestones. For the year ended December 31, 2008, we recognized $0.2 million as revenue related to external cost reimbursements. For the year ended December 31, 2007, we recognized $0.5 million as revenue related to external cost reimbursements of which $0.2 million related to reimbursement for expenses incurred in prior periods. The revenue and expense amounts related to a prior period were determined to be immaterial to the current and prior periods.

In September 2001, we received a contingent award of up to $1.7 million from Cystic Fibrosis Foundation Therapeutics (“CFFT”), an affiliate of the Cystic Fibrosis Foundation, to support early clinical evaluation of LOMUCIN™ involving subjects with cystic fibrosis. In April 2005, the award was increased to $2.9 million, consisting of $0.5 million previously received in connection with our initial phase 2 trial of LOMUCIN™ and up to $2.35 million in milestone-driven matching funds from CFFT to support a multi-center, randomized, double-blind, placebo-controlled phase 2 clinical trial of LOMUCIN™. After consultation with CFFT, the protocol for this trial was amended in June 2006 to decrease the number of evaluable subjects to be enrolled in the trial from 200 to 80. As a result of the decrease in the number of evaluable subjects, the total contract funding for our phase

2 clinical evaluation of LOMUCIN™ was reduced from $2.9 million to $2.52 million or $2.45 million, depending upon the final milestone achieved. In June 2007, we and CFFT agreed, for reasons of futility, to discontinue the phase 2 trial of LOMUCIN™ and terminated the award agreement. As a result of the termination, we recognized revenue of $2.1 million in the year ended December 31, 2007.

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

In July 2007, we granted an option to acquire exclusive license rights for drug uses of pexiganan to MacroChem in exchange for a payment of $0.3 million. The option agreement gave MacroChem a 90-day right to enter into a license agreement. In October 2007, MacroChem exercised its option and acquired the exclusive worldwide license rights for use of pexiganan as a drug. Under the terms of the license agreement, MacroChem paid us an initial fee of $1.0 million in several installments. The terms of the agreement also include milestone payments to us of up to $7.0 million based upon the achievement of clinical milestones, including the start of phase 3 clinical trials and regulatory approval, sales-based milestones of up to $35.0 million and royalty payments of 10% on net sales of commercial products resulting from the license agreement. As a result of the license agreement, MacroChem assumed responsibility for all clinical development, manufacturing, regulatory and commercialization activities for pexiganan as a drug. Receipt of future milestones and royalties is dependent upon a number of factors, including favorable results from clinical trials to be conducted by MacroChem. As of March 31, 2008, our performance obligations under the license agreement were fulfilled. As a result, we recognized $1.3 million as revenue related to the option and license agreements in the year ended December 31, 2008. In addition, MacroChem reimburses the Company for incurred external costs for patent prosecution expenses. During the year ended December 31, 2008, the Company recognized $17,000 as revenue related to external cost reimbursements.

Research and Development Expenses

Our active research and development programs include trodusquemine (MSI-1436) for the treatment of obesity and type 2 diabetes and other research compounds for the treatment of metabolic disorders. Programs for which we have entered into collaborative and/or license agreements include the IL9 program for the treatment of asthma and pexiganan (LOCILEX Cream) for the treatment of infectious diseases. Programs for which we have ceased research and development activities and are looking to out-license include squalamine for oncology, EVIZON™ (squalamine) for the treatment of wet AMD and LOMUCIN™ (talniflumate) for the treatment of cystic fibrosis. The following table illustrates our research and development projects and the stage to which each has been developed:

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

We recognized research and development expenses of $11.7 million and $13.1 million in 2008 and 2007, respectively. The following table illustrates research and development expenses incurred during the years ended December 31, 2008 and 2007 for our significant groups of research and development projects (in thousands):

	Years ended December 31,
	2008	2007
Trodusquemine program expenses	$6,842	$6,672
IL9 program expenses	192	507
Squalamine program expenses	63	632
LOMUCIN™ program expenses	(13)	783
Other preclinical compound expenses	—	70
Indirect expenses	4,567	4,433

	$11,651	$13,097

Research and development expenses decreased in the year ended December 31, 2008, as compared to the same period a year ago, due to decreases in manufacturing expenses ($0.7 million) and personnel costs ($0.6 million) related to our trodusquemine program for the treatment of type 2 diabetes and obesity and decreases in clinical trial costs ($0.6 million), personnel costs ($0.4 million), third-party contract research ($0.2 million) and manufacturing expenses ($0.2 million) as a result of the discontinuation of our squalamine and LOMUCIN™ programs in 2007. Expenses related to our IL9 program and the development of other preclinical compounds decreased as a result of decreases in third-party contract research ($0.2 million) and personnel expenses ($0.2 million). Indirect expenses decreased as a result of decreases in realignment costs ($0.2 million), personnel costs ($0.2 million), equipment rental and maintenance expenses ($0.2 million), depreciation expense ($0.2 million) and travel expenses ($0.1 million). These decreases were partially offset by increases in clinical trial costs ($0.7 million), third-party contract research ($0.6 million) and consulting expense ($0.2 million) related to our trodusquemine program and increases in indirect expenses as a result of an increase in stock-based compensation expense ($1.1 million).

The costs incurred to date on each of our development projects are not reasonably estimable because work on one program often supports or enhances another program. For example, it is not possible to separate the time and resources spent in development of squalamine lactate as a product candidate to treat wet AMD and as a product candidate to treat cancer because: (i) early research and development efforts devoted to cancer research led to the development of our product candidate squalamine lactate (trade name EVIZON™) for wet AMD;

(ii) clinical trial work pursuant to our IND application for cancer forms part of the safety data base for the IND application we filed with the FDA for wet AMD; (iii) our manufacturing development for squalamine lactate supports both the wet AMD and cancer programs; (iv) trodusquemine and squalamine are synthesized from the same starting material and a significant number of steps in the synthesis are identical; and (v) nonclinical testing conducted supports all regulatory filings and proposed indications for squalamine.

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

General and Administrative Expenses

We recognized general and administrative expenses of $6.5 million and $6.8 million in 2008 and 2007, respectively. General and administrative expenses consist principally of personnel costs, professional fees and expenses incurred to maintain our status as a publicly traded company. General and administrative costs decreased in the year ended December 31, 2008, as compared to the same period a year ago, due to decreases in bonus expense ($0.4 million), legal and accounting fees ($0.3 million), personnel expenses ($0.2 million), realignment costs ($0.2 million), investor and public relations expense ($0.2 million), public company expenses ($0.1 million), consulting fees ($0.1 million) and depreciation expense ($0.1 million) primarily as a result of cost cutting initiatives implemented in May 2008. These decreases were partially offset by increases in stock-based compensation expense ($1.2 million) and subscription and dues expenses ($0.1 million).

Interest Income

We recognized interest income of $0.4 million and $1.3 million in 2008 and 2007, respectively. Interest income is primarily comprised of income generated from cash and investments. Interest income decreased during the year ended December 31, 2008, as compared to the same period a year ago, due to lower average investment balances and interest rates.

Income Tax Benefit

We recognized an income tax benefit of $0.3 million and $0.1 million in 2008 and 2007, respectively, as a result of the sale of Pennsylvania research and development tax credit carryforwards to a third party pursuant to Pennsylvania Act 7 of 1997 and Pennsylvania Act 46 of 2003.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments were $8.1 million at December 31, 2008 as compared to $20.9 million at December 31, 2007. The primary use of cash was to fund our research and development operations.

Current liabilities decreased by $2.3 million from $3.4 million at December 31, 2007 to $1.0 million at December 31, 2008, due to the recognition of current deferred revenue associated with the licensing of pexiganan to MacroChem ($1.0 million) and decreases in the accrual of expenses related to bonuses ($0.6 million), research and development expenses ($0.5 million), professional fees ($0.2 million) and restructuring costs ($0.1 million) as a result of cost-cutting initiatives implemented in 2008 and the discontinuation of our squalamine and LOMUCIN™ programs in 2007.

Our capital expenditure requirements depend upon numerous factors, including the progress of our research and development programs, the time and cost required to obtain regulatory approvals, our ability to enter into additional collaborative arrangements, the demand for products based on our technology, if and when such products are approved, and possible acquisitions of products, technologies and companies. We had no significant capital commitments as of December 31, 2008.

Our goal is to conduct significant research, pre-clinical development, clinical testing and manufacturing activities over the next several years. We expect that these activities, together with projected general and administrative expenses, will result in continued and significant losses.

Since inception, we have funded our operations primarily from the proceeds of public and private placements of our securities, totaling approximately $253.3 million since our initial public offering in December 1991.

In addition to the above, we have funded our operations from contract and grant revenues, research and development expense reimbursements, the sale of Pennsylvania research and development tax credit carryforwards and interest income.

We currently do not have any commitments to obtain additional funds and may be unable to obtain sufficient funding in the future on acceptable terms, if at all. We are exploring alternative means of financing our operations, such as equity or debt financing and/or the licensing of one or more of our product candidates. If additional funds are raised by issuing equity securities, substantial dilution to existing stockholders may result. If we engage in collaborations, we may receive lower consideration upon commercialization of such products than if we had not entered into such arrangements, or if we entered into such arrangements at later stages in the product development process. If we cannot obtain funding in the immediate future, we will need to delay, scale back, eliminate some or all of our research and development programs, consider various strategic alternatives including a merger of sale of the Company or cease operations.

We have prepared our financial statements assuming that we will continue as a going concern, which contemplates realization of our assets and the satisfaction of our liabilities in the normal course of business. We have incurred net losses since inception and we expect to generate losses from operations for the foreseeable future primarily due to research and development costs for our trodusquemine (MSI-1436) program for the treatment of obesity and type 2 diabetes. In May 2008, we announced the implementation of a restructuring plan to augment our cost savings initiatives, which included the elimination of certain research and development efforts, in order to preserve cash and enable us to reach critical milestones in the development program for MSI-1436 (the “Restructuring Plan”). Under the Restructuring Plan, executive base pay was reduced by 10% and executives voluntarily forfeited cash incentives, including salary increases and bonus awards for 2008. Additionally, we reduced our workforce by approximately 40%. As a result of these initiatives, we believe our cash, cash equivalents and short-term investments at December 31, 2008 are sufficient to fund operations and meet our research and development goals into the second quarter of 2009.

RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 clarifies the definition of fair value, establishes a framework for measuring fair value and expands disclosures on fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years; however, the FASB did provide a one year deferral for the implementation of SFAS 157 for certain nonfinancial assets and liabilities. The adoption of SFAS 157 did not have any impact on our results of operations and financial position.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to measure many financial instruments and certain other items at fair value at specified election dates. Under SFAS 159, any unrealized holding gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. If elected, the fair value option (1) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (2) is irrevocable (unless a new election date occurs); and (3) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 did not have any impact on our results of operations and financial position, as we did not elect to apply the fair value option to any eligible financial instruments.

In June 2007, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF 07-3”). EITF 07-3 provides guidance concerning the accounting for nonrefundable advance payments made by a research and development entity for future research and development activities. The EITF concluded that an entity must defer and capitalize nonrefundable advance payments made for research and development activities and expense these amounts as the related goods are delivered or the related services are performed. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. The adoption of EITF 07-3 did not have any impact on our results of operations and financial position.

In December 2007, the EITF issued EITF Issue No. 07-1, Accounting for Collaborative Arrangements (“EITF 07-1”), which provides guidance concerning determining whether an arrangement constitutes a collaborative arrangement within the scope of the Issue, how costs incurred and revenue generated on sales to third parties and payments between participants pursuant to a collaboration agreement should be presented in the results of operations and what participants should disclose in the notes to the financial statements about a collaborative arrangement. EITF 07-1 will be adopted in 2009. We are currently evaluating the impact that the adoption of EITF 07-1 will have, if any, on our financial statements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Financial Statements beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

For the year ended December 31, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer (the principal executive officer) and our Senior Vice President and Chief Financial Officer (the principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that, as of December 31, 2008, our disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. A control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are being met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its assessment, management believes that, as of December 31, 2008, our internal control over financial reporting was effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

BOARD OF DIRECTORS

The current members of our Board of Directors are as follows:

Name of Director	Age	Year First Became Director	Principal Occupations During at Least the Past Five Years and Certain Directorships
John L. Armstrong, Jr.	65	2006	Mr. Armstrong has served as Genaera’s President and Chief Executive Officer since January 2006 and as a director of the Company since February 2006. Mr. Armstrong served as the Company’s President and Chief Operating Officer from July 2005 to December 2005 and as the Company’s Executive Vice President and Chief Operating Officer from July 2004 to July 2005. Mr. Armstrong was appointed Executive Vice President upon joining the Company in October 2003. From November 2001 to October 2003, Mr. Armstrong worked as an independent consultant to pharmaceutical companies on business strategy and chemistry, manufacturing and controls. From December 1999 to November 2001, he served as Chief Executive Officer of Mills Biopharmaceuticals and as Vice President of Business Development at UroCor, Inc. Prior to that, Mr. Armstrong served as President and Chief Operating Officer at Oread, Inc. from February 1998 to August 1999 and spent 1991 to 1998 with the DuPont Merck Pharmaceutical Company in various executive positions, including President of ENDO Laboratories and President of the global manufacturing/quality division.

R. Frank Ecock	73	2001	Mr. Ecock has served as a director of the Company since 2001. From 2000 to 2006, Mr. Ecock served as the Senior Vice President in charge of Strategic Planning for MOVA Pharmaceutical Corporation. Mr. Ecock was employed by Merck & Company, Inc. for thirty-three years until his retirement in December 1991. From November 1989 until December 1991, he was Vice President, North American Operations of Merck and was responsible for operations, quality control and engineering support for five plants and the headquarters site. Since December 1991, Mr. Ecock has been a consultant to the pharmaceutical and biotechnology industries.

Zola P. Horovitz, Ph.D.	74	1995	Dr. Horovitz has served as a director of the Company since 1995. Since May 2005, Dr. Horowitz has served as the Company’s Lead Director and served as Chairman of the Board from August 1998 through November 2000. Dr. Horovitz was employed by Bristol-Myers Squibb Company (“Bristol-Myers”) and its predecessor, Squibb Corporation, for over thirty years. At the time of his retirement in 1994, Dr. Horovitz was Vice President of Business Development at Bristol-Myers. Since 1994, Dr. Horovitz has been a consultant to the pharmaceutical and biotechnology industries and is also a director of Avigen Inc., BioCryst Pharmaceuticals Inc., GenVec Inc., Palatin Technologies Inc., Dov Pharmaceutical Inc., Immunicon Corporation and Nitromed Inc.

Name of Director	Age	Year First Became Director	Principal Occupations During at Least the Past Five Years and Certain Directorships
Osagie O. Imasogie	47	2004	Mr. Imasogie has served as a director of the Company since January 2004. Since 2004, Mr. Imasogie has served as the Executive Vice President of Global Corporation Development for Dr. Reddy’s Laboratories, Inc. and a Senior Managing Partner of Phoenix IP Ventures. From 2000 until January 2004, Mr. Imasogie served as the Vice President and a Director of the Genetics and Discovery Venture at GlaxoSmithKline Research and Development (“R&D”). In 2000, Mr. Imasogie served as Vice President and Director of Product Development Strategy at SmithKline Beecham R&D. From 1997 to 2000, Mr. Imasogie served as Senior Vice President of Business Development, General Counsel and Secretary of Endo Pharmaceuticals. Previously, Mr. Imasogie served as Vice President of Dupont Merck Pharmaceutical Company and as a Corporate Finance Partner at PriceWaterhouse.

Mitchell D. Kaye	40	2007	Mr. Kaye has served as a director of the Company since September 2007. As Chief Executive Officer and founding partner of Xmark Opportunity Partners, LLC, Mr. Kaye has been responsible for overseeing all life sciences investments for the firm since 1996.

Robert F. Shapiro	74	1996	Mr. Shapiro has served as a director of the Company since September 1996. Since 1997, Mr. Shapiro has been the Vice Chairman and a Partner of Klingenstein, Fields and Co., LLC, an investment management firm. Prior to that, Mr. Shapiro served as President and Co-Chairman of Wertheim Schroder & Co., Inc. and Chairman of New Street Capital Corporation, investment banking firms. Mr. Shapiro is also a director of The TJX Companies, Inc.

Paul K. Wotton, Ph.D.	49	2008	Dr. Wotton has served as a director of the Company since June 2008. Dr. Wotton has been President and CEO of Antares Pharma, Inc. since October 2008. Previously, Dr. Wotton served as CEO of Topigen Pharmaceuticals Inc. Prior to joining Topigen, Dr. Wotton served as Head of Global Business Development at SkyePharma PLC., and also held senior level positions at Eurand International BV, Penwest Pharmaceuticals, Abbott Laboratories and Merck, Sharp and Dohme. He is also a director of Antares Pharma, Inc.

Information required by this item concerning our executive officers is included in Part I, Item 1 of this Annual Report on Form 10-K.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers and persons who own more than ten percent of a registered class of the Company’s equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities. Officers, directors and greater-than-ten-percent stockholders are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the review of the copies of such reports received by the Company and written representations from certain reporting persons, the Company believes that during the year ended December 31, 2008, all filing requirements applicable to the Company’s officers, directors and ten-percent stockholders were satisfied, with the exception of the failure: of Mitchell D. Kaye to timely report on Form 4 his purchases of common stock on

December 20, 2007 and December 21, 2007, both of which were subsequently reported on May 16, 2008, his purchases of common stock on May 14, 2008, which were subsequently reported on May 19, 2008, his purchases of common stock on May 16, 2008 and May 19, 2008, both of which were subsequently filed on May 23, 2008, his purchases of common stock on June 18, 2008, which were subsequently filed on June 23, 2008 and his voluntary surrender for no value of warrants to purchase shares of common stock of the Company for $3.6606 per share on December 24, 2008, which was subsequently filed on February 23, 2009.

CODE OF ETHICS

The Board of Directors is committed to ethical business practices. The Company adopted a Code of Business Conduct and Ethics in December 2003. This corporate code of ethics applies to all of the Company’s employees and directors and includes the code of ethics for the Company’s principal executive officer, principal financial officer and principal accounting officer within the meaning of the Securities and Exchange Commission’s regulations adopted under the Sarbanes-Oxley Act of 2002. The Company’s corporate code of ethics is posted under the Investors section of its website at http://www.genaera.com. Please note that none of the information on the Company’s website is incorporated by reference in this Annual Report on Form 10-K.

AUDIT COMMITTEE

The Audit Committee operates under a written charter adopted by the Board of Directors, which is available on the Company’s website under the Investors section at http://www.genaera.com. The principal functions of the Audit Committee are to serve as an independent and objective party to monitor the integrity of the Company’s financial reporting process and systems of internal financial controls regarding finance and accounting compliance; monitor the independence and performance of the Company’s independent registered public accounting firm; and provide an open avenue of communication among the independent registered public accounting firm members, management and the Board of Directors. The Audit Committee also has the responsibility to select or replace the independent registered public accounting firm. The Audit Committee held five (5) meetings during 2008. The current members of the Audit Committee are Dr. Horovitz (Chairman) and Messrs. Imasogie and Shapiro. Each of the members of the Audit Committee is independent under Rule 4200(a)(15) of the listing standards of the NASDAQ and as that term is used in Section 10A(m)(3) of the Exchange Act. All Audit Committee members satisfy NASDAQ Rule 4350(d)(2)(A) (the “Rule”) regarding fundamental understanding of financial statements and both Messrs. Shapiro and Imasogie fulfill the Rule’s specific requirement that at least one Audit Committee member possess “past employment experience in finance or accounting, requisite professional certification in accounting, or any other comparable experience or background which results in the individual’s financial sophistication, including being or having been a chief executive officer, chief financial officer or other senior officer with financial oversight responsibilities.” The Board has not designated an audit committee financial expert, as defined in Rule 407(d)(5)(ii) of Regulation S-K promulgated under the Securities Act of 1933, as amended (the “Securities Act”). The Board believes the cumulative financial sophistication and experience of the Audit Committee members allow the Committee to perform its role effectively, given the nature of the Company’s current activities.

ITEM 11.	EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION OVERVIEW

Introduction

This Compensation Overview provides a summary of the Company’s executive compensation program together with a description of material factors considered in determining the compensation provided to the Company’s Chief Executive Officer (“CEO”) and certain other executive officers (collectively, the named executive officers (“NEOs”)).

Compensation Committee

The Compensation Committee (the “Committee”) of the Board of Directors is composed of three non-employee directors, all of whom are independent directors under the listing standards of the NASDAQ and the Securities and Exchange Commission rules. The Committee has responsibility for determining and implementing the Company’s philosophy with respect to executive compensation. Accordingly, the Committee has overall responsibility for approving and evaluating the various components of the Company’s executive compensation program. Semiannually, the Committee evaluates the performance of and determines the compensation of the NEOs. All of the actions of the Committee are reported to the Board in the form of copies of Committee minutes distributed to Board members in advance of regularly scheduled Board meetings. In establishing and reviewing the CEO’s base salary, the Committee looks at information from published biotechnology industry compensation surveys. In setting compensation for NEOs other than the CEO, the Committee requests, reviews and acts on recommendations of the CEO. Currently, the Committee does not engage a compensation consultant.

Executive Compensation Philosophy and Objectives

The Committee’s goals in structuring the Company’s compensation program for its NEOs are to:

•	attract and retain experienced executives to manage and advance the Company’s drug development programs;

•	align the interests of the executives and the Company’s stockholders;

•	offer compensation comparable with similarly sized companies in the pharmaceutical and biotechnology industries; and

•	provide incentives to achieve individual and Company objectives.

To achieve these goals, the Committee strives to associate a substantial portion of executives’ overall compensation potential to short-term operational goals, such as achieving progress in the Company’s research and drug development programs, strengthening of the Company’s financial position, raising the capital needed for the Company’s operations and succeeding in entering into appropriate business collaborations. The Committee further believes that the achievement of these short-term goals will contribute to the long-term success of the Company. In light of the Company’s need to develop its technology into viable products, progress toward achievement of research and development objectives is the most significant factor considered in determining compensation levels.

The Committee has determined that the executive compensation packages provided by the Company to its executives should include both cash and stock-based compensation that reward performance as measured against established objectives. In order to attract and retain qualified executives, the Committee attempts to create a balanced compensation package by combining components based upon the achievement of long-term value for stockholders with components based upon the achievement of short-term strategic goals. The Committee believes that the achievement of both short- and long-term objectives over the next few years will place considerable demands on the executive team and that their retention and motivation are crucial to building long-term corporate value.

Setting Executive Compensation

Based on the compensation philosophy and objectives mentioned above, the Committee has structured the Company’s executive compensation program to motivate NEOs to achieve the objectives developed for the Company by management and approved by the Board of Directors and reward NEOs for achieving such objectives. The Board reviews the Company’s progress on these objectives throughout the year.

In making decisions regarding the CEO’s base salary, the Committee reviews published market data regarding base pay paid by other similar sized corporations in the biotechnology industry, including Aon’s Radford Biotechnology Survey and the Top Five Report on Executive Compensation in the Biopharmaceutical Industry (collectively, the “collected market data”). The Company utilizes the Radford data for (i) companies with under 50 employees, (ii) companies with 50-149 employees, and (iii) all companies presented in the survey, calculating the average compensation at the 75th percentile across the three subcategories (the “75th Percentile Average”) and the 50th percentile across the three subcategories (the “50th Percentile Average”) and then selecting a CEO base salary target somewhere between the 75th Percentile Average and the 50th Percentile Average.

Compensation for all NEOs is weighted more toward base salaries than variable pay and/or equity awards in order to motivate and retain executive officers. Compensation is also set at levels to enable the Company to compete for qualified personnel with similar biotechnology companies in the Company’s geographic area.

The Company conducts semi-annual reviews of all its employees in the middle and end of each calendar year. Modification of the various elements of compensation of the NEOs may be triggered by either of the following events: (1) promotion or other change of duties; and (2) year-end performance reviews.

Base Salaries

The Company provides NEOs with base salaries to compensate them for services rendered during the fiscal year. While the Committee’s philosophy targets the CEO’s base salary between the 75th Percentile Average and the 50th Percentile Average, the Committee retains the discretion to deviate from this target based on the CEO’s performance, the Company’s historical practices and any other relevant factors. The Committee sets base salaries for the other NEOs at levels which aim to motivate and retain executive officers. The Committee also considers the Company’s historical practices and other relevant factors, such as the Company’s ability to compete for qualified personnel with similar biotechnology companies in the Company’s geographic area.

During its review of base salaries for executives, the Committee primarily considers:

•	an internal review of the executives’ compensation, both individually and relative to other officers;

•	historical information regarding compensation previously paid to NEOs;

•	the individual performance of the executive, in general and in light of previously established individual objectives; and

•	for the CEO, the collected market data, in particular the Aon Radford Biotechnology Survey.

In the absence of a promotion or special circumstances, the Committee reviews executive salaries once annually. In light of the Company’s efforts to conserve cash, NEO base salaries were reduced by 10% effective June 1, 2008 and NEOs voluntarily forfeited salary increases for 2008.

Discretionary Bonuses

Annual cash bonuses are included as part of the executive compensation program because the Committee believes that a significant portion of each NEO’s compensation should be contingent on the annual performance of the Company, as well as the individual contribution of the NEO.

At the end of each year, the CEO provides the Committee with written recommendations of the actual bonus awards to be granted to the other NEOs, which the Committee then reviews and discusses with the CEO. The CEO’s bonus is similarly determined by the Committee without the CEO’s participation. Bonuses are paid to the NEOs shortly after the Company’s fiscal year-end.

In light of the Company’s efforts to conserve cash, the NEOs voluntarily forfeited discretionary bonus awards for 2008.

Long-Term Equity Incentives

The Committee believes that the NEOs should be compensated in part with equity interests in the Company in order to more closely align the long-term interests of stockholders and executives. The Committee also believes that equity awards are an important means of attracting and retaining qualified executives. Accordingly, the Committee provides long-term incentives by means of periodic grants of stock options and restricted stock awards under the Company’s equity compensation plans.

Stock awards are made pursuant to the 1998 Equity Compensation Plan, as amended (the “1998 Plan”) and the 2004 Stock-Based Incentive Compensation Plan, as amended (the “2004 Plan” and collectively, the “Equity Plans”). Stock options generally have exercise prices equal to the fair market value of the underlying common stock and expire ten years from the date of grant. The stock options and restricted stock granted to employees vest over a term that ranges from eighteen months to four years. The Committee believes that this vesting range serves to motivate and retain qualified executives, providing continuing benefits to the Company beyond those achieved in the year of grant.

All grants of equity compensation to NEOs are made by the Committee. The CEO recommends equity grants for the NEOs other than the CEO based upon the Company’s and each individual’s performance. In addition, the Company’s Senior Vice President, Human Resources prepares, under the supervision of the Committee Chairman, a recommendation of equity awards for the CEO, also based on the Company’s and his individual performance. The Chairman reviews and discusses this recommendation with the Committee without the CEO’s participation. Mid-year and year-end grant recommendations are based on the progress that the Company and each NEO has made toward previously established Company and individual objectives. The Committee considers these recommendations, long-term incentive grants previously given to the NEOs, long-term incentive grants given to other executive officers throughout the Company’s history and Committee members’ experience with similar companies in the biotechnology industry in determining the level of equity compensation made to the NEOs.

Other Compensation and Perquisite Benefits

In addition to the principal categories of compensation described above, the Company provides its NEOs with coverage under its broad-based health and welfare benefits plans, including medical, dental, disability and life insurance. The Company also sponsors a 401(k) plan, in which all employees, including the NEOs, are eligible to participate.

The Company’s NEOs are not generally entitled to benefits that are not otherwise available to all of the Company’s employees. In this regard, it should be noted that the Company does not provide pension arrangements (other than the 401(k) plan), postretirement health coverage or similar benefits for its executives. Occasionally, individual executives separately negotiate other benefits in addition to the 401(k) plan benefits described above, such as certain life insurance benefits, reimbursement of living expenses or automobile allowances, all of which are included in the “All Other Compensation” column of the Summary Compensation Table shown below.

The following table summarizes the total compensation paid to or earned by the Company’s Chief Executive Officer and the NEOs for the fiscal years ended December 31, 2008 and 2007.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards (1) ($)	Option Awards (1) ($)	All Other Compen- sation (2) ($)	Total ($)
John L. Armstrong, Jr.	2008	$433,167	—	—	$796,149	$4,965	$1,234,281
President and Chief Executive Officer	2007	$432,000	$150,000	$120,942	$726,842	$4,997	$1,434,781

Michael J. Gast, M.D., Ph.D.	2008	$313,333	—	$5,583	$619,726	$5,017	$943,660
Executive Vice President and Chief Medical Officer	2007	$323,000	$50,000	$33,500	$322,960	$5,010	$734,470

Henry R. Wolfe, Ph.D.	2008	$235,417	—	—	$620,910	$3,881	$860,208
Executive Vice President and Chief Scientific Officer	2007	$223,750	$72,603	—	$320,065	$3,785	$620,205

(1)

Amounts are calculated in accordance with the provisions of SFAS No. 123R Share-Based Payment (“SFAS 123R”). See “Note 8. Stock-Based Compensation” in the notes to the Company’s financial statements for information regarding assumptions underlying the valuation of equity awards. The full grant date fair value of the stock options awarded to each NEO to purchase shares of the Company’s common stock, computed in accordance with SFAS 123R, excludes the effect of estimated forfeitures.

The Company grants equity awards pursuant to the 2004 Plan, which was originally approved by the Company’s stockholders on May 11, 2004. Under each of the Equity Plans, the Compensation Committee of the Company’s Board of Directors has the authority to determine the terms of the awards including the timing and type of the award, the duration of any applicable exercise or restriction period, the number of shares subject to the award and the value of the award.

(2)

Includes premiums paid by the Company for life, accidental death and dismemberment, and long-term disability insurance, payments for opting out of the Company sponsored heath insurance plan and 401(k) matching funds contributed by the Company.

Narrative Disclosure to Summary Compensation Table

Employment Letter Agreements

The Company currently has employment letter agreements with all of the NEOs. Pursuant to the terms of such agreements, each named executive officer was entitled to the following payments and benefits in 2008:

Mr. Armstrong

Pursuant to Mr. Armstrong’s employment agreement, he is entitled to an annual base salary, currently $414,000. No bonuses were awarded in fiscal year 2008. Under his employment agreement, Mr. Armstrong is entitled to up to 30 vacation days per year and is eligible to receive benefits under the Company’s benefit plans available to all employees. Mr. Armstrong’s potential severance and change in control payments are discussed under the heading “Additional Narrative Disclosure” below.

Dr. Gast

Pursuant to Dr. Gast’s employment agreement, he is entitled to an annual base salary, currently $300,000. No bonuses were awarded in fiscal year 2008. Under his employment agreement, Dr Gast is entitled to up to 25 vacation days per year and is eligible to receive benefits under the Company’s benefit plans available to all employees. Dr. Gast’s potential severance and change in control payments are discussed under the heading “Additional Narrative Disclosure” below.

Dr. Wolfe

Pursuant to Dr. Wolfe’s employment agreement, he is entitled to an annual base salary, currently $225,000. No bonuses were awarded in fiscal year 2008. Under his employment agreement, Dr Wolfe is entitled to up to 20 vacation days per year and is eligible to receive benefits under the Company’s benefit plans available to all employees. Dr. Wolfe’s potential severance and change in control payments are discussed under the heading “Additional Narrative Disclosure” below.

2008 Equity Compensation

In 2008, the Company granted options to each NEO set forth in the following table, which also includes the vesting dates of such options. Pursuant to the Company’s Equity Plans, these options will vest in full upon a change in control of the Company, as discussed more fully under the heading “Additional Narrative Disclosure” below. None of these options provide for any repricing, tandem features or reload features.

Named Executive	Grant Date(s)	Total Number of Shares	Vesting Dates	Number of Shares Vesting
Mr. Armstrong	8/11/2008	400,000	2/12/2009	133,334
			8/12/2009	133,333
			2/12/2010	133,333

Dr. Gast	8/11/2008	300,000	2/12/2009	100,000
			8/12/2009	100,000
			2/12/2010	100,000

Dr. Wolfe	8/11/2008	300,000	2/12/2009	100,000
			8/12/2009	100,000
			2/12/2010	100,000

Outstanding Equity Awards at 2008 Fiscal Year-End

The following table provides information on the NEOs’ holdings of Company stock option and stock awards as of December 31, 2008. This table includes unexercised option awards and unvested restricted stock. Each equity grant is shown separately for each NEO.

	Option Awards
Name and Title	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)		Option Exercise Price(1)(2) ($)	Option Expiration Date
	Exercisable(1)	Unexercisable(1)
John L. Armstrong, Jr.	16,667	—		$26.70	10/27/2013
President and Chief Executive Officer	16,667	—		$19.14	7/23/2014
	16,667	—		$21.60	12/8/2014
	25,000	8,334	(3)	$10.14	7/27/2015
	25,000	8,334	(4)	$8.13	12/8/2015
	25,000	—		$2.64	8/1/2016
	25,000	—		$2.22	12/12/2016
	200,000	—		$2.75	5/18/2017
	275,000	—		$2.98	9/26/2017
	—	400,000	(5)	$1.68	8/11/2018

Michael J. Gast M.D., Ph.D.	11,111	5,556	(6)	$8.04	3/20/2016
Executive Vice President and Chief Medical Officer	2,083	2,084	(7)	$3.12	7/17/2016
	8,333	8,334	(8)	$2.22	12/12/2016
	25,000	75,000	(9)	$2.75	5/18/2017
	275,000	—		$2.98	9/26/2017
	—	300,000	(5)	$1.68	8/11/2018

Henry R. Wolfe, Ph.D.	1,250	417	(10)	$13.32	4/8/2015
Executive Vice President and Chief Scientific Officer	6,250	2,084	(10)	$13.32	4/8/2015
	1,875	625	(3)	$10.02	7/14/2015
	3,125	1,042	(4)	$8.13	12/8/2015
	2,083	2,084	(7)	$3.12	7/17/2016
	1,667	1,666	(7)	$2.88	7/27/2016
	6,250	6,250	(8)	$2.22	12/12/2016
	25,000	75,000	(9)	$2.75	5/18/2017
	275,000	—		$2.98	9/26/2017
	—	300,000	(5)	$1.68	8/11/2018

(1)	Reflects the one-for-six reverse split of the Company’s common stock effected on May 11, 2007.
(2)

Under the terms of the Equity Plans, the exercise price of an option is determined by the Compensation Committee but may not be less than the fair market value (as defined in the applicable plan) of a share of common stock on the date of grant.

(3)	Unvested stock options will vest in July 2009.
(4)	Unvested stock options will vest in December 2009.
(5)	Unvested stock options will vest in three substantially equal amounts in February 2009, August 2009 and February 2010.
(6)	Unvested stock options will vest in March 2009.
(7)	Unvested stock options will vest in two equal amounts in July 2009 and July 2010.
(8)	Unvested stock options will vest in two equal amounts in December 2009 and December 2010.
(9)	Unvested stock options will vest in three equal amounts in May 2009, May 2010 and May 2011.
(10)	Unvested stock options will vest in April 2009.

Additional Narrative Disclosure

Severance and Change in Control Benefits

As discussed in the “Compensation Overview” above, NEOs are entitled to certain payments upon termination of employment for various reasons. In addition, each NEO is entitled to enhanced severance benefits if his employment is terminated after or in connection with a change in control.

Pursuant to the employment agreements with actively-employed NEOs, if their employment is terminated “without cause” (as defined in the agreements) they are entitled to receive severance compensation in a lump-sum payment equal to the sum of one times their highest base salary in effect during their employment with the Company. Each NEO is entitled, pursuant to their respective individual employment agreements with the Company, to receive severance payments in the event that their employment is terminated without “cause” (as defined in their employment agreements), or, in the case of Mr. Armstrong, his voluntary termination of employment for “good reason” (as defined in his employment agreement). In addition, pursuant to the NEOs’ current employment agreements, all of their unvested options to purchase Company securities shall automatically vest on the date of their termination of employment and their outstanding options shall remain exercisable for the shorter of twelve (12) months following such termination and the original option term, or in the case of Mr. Armstrong, the shorter of five (5) years following such termination and the original option term. As a condition to receiving their respective severance benefits, Dr. Gast and Dr. Wolfe must execute a general release, including a mutual non-disparagement clause, in a form acceptable to the Company. Furthermore, the employment agreements convey the Company’s expectation that the executives will maintain the confidentiality of any business or scientific information which they receive during the course of their employment.

Mr. Armstrong is also entitled, pursuant to his change in control agreement with the Company, to receive enhanced severance payments in the event his employment is terminated without “cause” (as defined in the change in control agreement) after a change in control or if he voluntarily terminates his employment with the Company for “good reason” (as defined in the change in control agreement) after a change in control. In such instances, he will receive severance compensation equal to the sum of (a) a prorated bonus based on the highest bonus he received in the three years immediately preceding such termination date (the “Highest Bonus”); (b) two (2) times the sum of his base salary plus the Highest Bonus; and (c) health and welfare benefits for the shorter of twenty-four (24) months following the date of termination, until he secures full time employment elsewhere, or his normal retirement date determined in accordance with the Company’s retirement policy. In addition, if Mr. Armstrong becomes subject to the “golden parachute” excise tax under section 4999 of the Internal Revenue Code (the “Code”), he will receive an additional payment in an amount sufficient to offset the effects of the excise tax on an after-tax basis. For purposes of these arrangements, a change in control is deemed to have occurred prior to the executive’s termination of employment, his removal from material duties or positions with the Company or a reduction in his base salary if such termination, removal or reduction occurs after the commencement of discussions with any person that may ultimately result in a change in control.

Similarly, Dr. Gast and Dr. Wolfe are each entitled, pursuant to their respective change in control agreements with the Company, to receive enhanced severance payments in the event their employment is terminated without “cause” (as defined in the change in control agreements) within the twelve (12) months immediately following a change in control or if they voluntarily terminate their employment with the Company for “good reason” (as defined in the change in control agreements) within the six (6) months immediately following a change in control. In such instances, they will receive severance compensation in a lump-sum payment equal to the sum of one times their total base salary plus the bonus they received for the calendar year in which the sum of such salary and bonus was the highest. In addition, if they becomes subject to the “golden parachute” excise tax under section 4999 of the Code, they will receive an additional payment in an amount sufficient to offset the effects of the excise tax on an after-tax basis. For purposes of these agreements, a change in control is deemed to have occurred prior to the executive’s termination of employment, his removal from his material duties or positions with the Company or a reduction in his base salary if such termination, removal or reduction occurs after the commencement of discussions with any person that may ultimately result in a change in control. Dr. Gast and Dr. Wolfe are each required to deliver to the Company a general release of liability to the Company and its officers and directors in a form reasonably satisfactory to the Company.

In addition, under their change of control agreements, all of the NEOs are entitled to full vesting of their unvested restricted stock and option awards in the event of a change in control and such options shall remain exercisable for the original term.

Retirement Benefits

As discussed under the “Compensation Overview” above, the Company sponsors a 401(k) plan. The Company’s 401(k) plan is a tax-qualified retirement savings plan pursuant to which all employees, including the NEOs, are able to contribute to the 401(k) plan up to the limit prescribed by the Internal Revenue Code (the “Code”) on a pre-tax basis. The Company makes a matching contribution of 50% of the first 6% of pay contributed by the employee to the 401(k), for a maximum match of $2,400, annually. All contributions made by a participant vest immediately and matching contributions made by the Company vest over the employee’s first five years of service with the Company. Once the employee has completed five years of service with the Company, all Company contributions are fully vested when made.

COMPENSATION OF DIRECTORS

All non-employee directors receive an annual retainer fee of $15,000 for their services to the Company as directors, with the exception of the Lead Director who receives an annual fee of $22,500, pro rated in accordance with the period served, and grants of stock options for 3,333 shares of common stock annually. These grants are made automatically on the date of the Annual Meeting of Stockholders to each director elected at such meeting pursuant to Section 8.2 of the 2004 Stock-Based Incentive Compensation Plan adopted at the 2004 Annual Meeting of Stockholders. If a “change in control,” as defined in that plan, were to occur, these options would become immediately exercisable in full. The options granted to directors are non-qualified stock options to acquire shares of common stock with a stated term of ten years, vesting in four equal annual installments beginning one year after the date of grant.

Members of the Audit, Compensation and Nominating Committees receive additional compensation for attendance at committee meetings at the rate of $500 per minuted meeting, but not to exceed $500 per calendar quarter. The Chairman of the Audit Committee receives an additional $1,000 for a total of $1,500 per minuted committee meeting attended, not to exceed $1,500 per calendar quarter. The Chairmen of the Compensation and Nominating Committees receive an additional $500 per minuted meeting of the committees they chair for a total of $1,000 per minuted meeting, not to exceed $1,000 per calendar quarter. Directors are also reimbursed for expenses incurred in connection with the attendance of meetings of the Board of Directors.

The table below summarizes fees earned by the Company’s non-employee directors for the fiscal year ended December 31, 2008.

Name(1)	Fees Earned or Paid in Cash(2)	Option Awards(3)	Total
R. Frank Ecock	$17,000	$17,828	$34,828
Zola P. Horovitz, Ph.D.	$29,500	$17,828	$47,328
Osagie O. Imasogie	$17,000	$17,828	$34,828
Mitchell D. Kaye	$15,000	$11,173	$26,173
Peter J. Savino, M.D.	$7,500	$3,235	$10,735
Robert F. Shapiro	$17,000	$17,828	$34,828
Paul K. Wotton, Ph.D.	$7,500	$4,283	$11,783
James B. Wyngaarden, M.D.	$7,500	$3,321	$10,821

(1)	See the Summary Compensation Table for disclosure related to John L. Armstrong, Jr., who served as an executive officer of the Company in 2008.

(2)	Reflects annual retainers, committee meeting fees and Committee Chairman fees for fiscal 2008 as described above.
(3)

Amounts are calculated in accordance with the provisions of SFAS 123R. See “Note 8. Stock-Based Compensation” for information regarding assumptions underlying the valuation of equity awards. The full grant date fair value of the stock options awarded to each non-employee director to purchase shares of the Company’s common stock, computed in accordance with SFAS 123R, excludes the effect of estimated forfeitures. The full grant date fair value of the stock options awarded to each of R. Frank Ecock, Dr. Zola Horovitz, Osagie O. Imasogie, Mitchell D. Kaye and Robert F. Shapiro on May 29, 2008 to purchase shares of the Company’s common stock was $4,471. The full grant date fair value of the stock options awarded to Paul K. Wotton on June 26, 2008 to purchase shares of the Company’s common stock was $3,719. The full grant date fair value of the stock options awarded to each of R. Frank Ecock, Dr. Zola Horovitz, Osagie O. Imasogie, Mitchell D. Kaye and Robert F. Shapiro on August 13, 2008 to purchase shares of the Company’s common stock was $32,893. The full grant date fair value of the stock options awarded to Paul K. Wotton on August 13, 2008 to purchase shares of the Company’s common stock was $16,446. At December 31, 2008, the aggregate number of stock options outstanding for each director was as follows: R. Frank Ecock, 63,338; Dr. Zola Horovitz, 65,004; Osagie O. Imasogie, 56,669; Mitchell D. Kaye, 41,666; Dr. Peter J. Savino, none; Robert F. Shapiro, 65,004; Dr. Paul K. Wotton, 20,833; and Dr. James B. Wyngaarden, 21,010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

The following table provides aggregate information, as of December 31, 2008, regarding our equity compensation plans, including the 2004 Plan, the 1998 Plan and the 1992 Stock Option Plan (the “1992 Plan”). As a result of the expiration of the 1992 Plan in 2002 and the 1998 Plan in February 2008, no additional option grants will be made under those plans.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	6,157,069	$3.39	154,139
Equity compensation plans not approved by security holders	—	—	—

Total	6,157,069	$3.39	154,139

See “Item 8. Financial Statements and Supplementary Data” and “Note 8. Stock-Based Compensation” in the notes to the Company’s financial statements for additional information regarding the Company’s equity compensation plans.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of December 31, 2008 (except as otherwise noted) regarding the ownership of common stock (i) by each person known by the Company to be the beneficial owner of more than five percent of the outstanding common stock, (ii) by each director and director nominee of the Company, (iii) by each executive officer of the Company named in the Summary Compensation Table included elsewhere in this Annual Report on Form 10-K and (iv) by all current executive officers and directors of the Company as a group.

Beneficial Owner	Number of Shares Beneficially Owned(1)	Percent of Class(2)
Xmark Opportunity Partners, LLC(3) Mitchell D. Kaye 301 Tresser Boulevard, Suite 1320 Stamford, Connecticut 06901	4,681,612	26.11%

BVF Partners L.P. and BVF Inc.(4) 900 North Michigan Avenue, Suite 1100 Chicago, Illinois 60611	1,661,831	9.37%

John L. Armstrong, Jr.(5)	826,667	4.54%
Michael J. Gast, M.D., Ph.D.(6)	429,862	2.40%
Henry R. Wolfe, Ph.D.(7)	422,501	2.36%
R. Frank Ecock(8)	57,917	*
Robert F. Shapiro(9)	49,252	*
Osagie O. Imasogie(10)	41,613	*
Zola P. Horovitz, Ph.D.(11)	26,252	*
Paul K. Wotton, Ph.D.	—	*
All current directors and executive officers as a group(12)	6,968,109	34.78%

*	Less than one percent.
(1)

Nature of ownership consists of sole voting and investment power unless otherwise indicated. The number of shares indicated includes shares issuable upon the exercise of outstanding stock options and warrants held by each individual or group to the extent such options and warrants are exercisable within sixty days of December 31, 2008.

(2)

The percentage for each individual or group is based on 17,464,630 shares that were outstanding as of December 31, 2008 and all shares issuable upon the exercise of outstanding stock options and warrants held by such individual or group to the extent such options and warrants are exercisable within sixty days of December 31, 2008.

(3)

This information is presented in reliance on information disclosed in a Form 4 filed with the Securities and Exchange Commission and reporting as of June 24, 2008. Xmark Opportunity Partners, LLC (“Opportunity Partners”) possesses sole power to vote and direct the disposition of these shares of the Company, all of which are beneficially owned by affiliated entities of Opportunity Partners. Mitchell D. Kaye and David C. Cavalier, the Chief Executive Officer and Chief Operating Officer, respectively, of Xmark Capital Partners, LLC, the Managing Member of Opportunity Partners, share voting and investment power with respect to all securities beneficially owned by Opportunity Partners. Mr. Kaye’s beneficial interest in the securities reported herein is limited to the extent of his pecuniary interest, if any, in Opportunity Partners and its affiliated entities which beneficially own these securities. The reported securities include 464,537 shares of common stock issuable upon the exercise of certain options and warrants held by the reporting person.

(4)

This information is presented in reliance on information disclosed in an amended Schedule 13G filed with the Securities and Exchange Commission and reporting as of January 27, 2009. Pursuant to the operating agreement of BVF Investments, L.L.C. (“Investments”), BVF Partners L.P. (“Partners”) is authorized to invest the funds of Samana Capital, L.P., the majority member of Investments, in shares of the common stock beneficially owned by Investments and to vote and exercise dispositive power over those shares of the common stock. Partners and BVF Inc. share voting and dispositive power over shares of the common stock beneficially owned by Biotechnology Value Fund, L.P., Biotechnology Value Fund II, L.P., Investments and those owned by Investment 10, L.L.C., on whose behalf Partners acts as an investment manager and, accordingly, Partners and BVF Inc. have beneficial ownership of all of the shares of the common stock owned by such parties.

(5)

With respect to Mr. Armstrong, includes 758,335 shares of common stock issuable upon exercise of options and 33,334 shares of common stock owned by John L. Armstrong, LLC and 35,000 shares owned by the John L. Armstrong Revocable Trust dated November 23, 1993 (the “Trust”). Mr. Armstrong disclaims beneficial ownership of the shares and options owned by John L. Armstrong, LLC except to the extent of his pecuniary interest therein. Mr. Armstrong possesses sole voting and dispositive power over shares held by the Trust.

(6)	With respect to Dr. Gast, includes 421,527 shares of common stock issuable upon exercise of options.
(7)	With respect to Dr. Wolfe, includes 422,501 shares of common stock issuable upon exercise of options.
(8)	With respect to Mr. Ecock, includes 19,584 shares of common stock issuable upon exercise of options.
(9)	With respect to Mr. Shapiro, includes 21,252 shares of common stock issuable upon exercise of options.
(10)	With respect to Mr. Imasogie, includes 12,917 shares of common stock issuable upon exercise of options.
(11)	With respect to Dr. Horovitz, includes 21,252 shares of common stock issuable upon exercise of options.
(12)

Includes 2,108,450 shares of common stock issuable upon exercise of options and 463,704 shares of common stock issuable upon the exercise of certain warrants held indirectly by one of the Company’s directors.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS

No reportable transactions with related persons occurred during fiscal 2008 or fiscal 2007.

DIRECTOR INDEPENDENCE

The Board of Directors has determined that the following directors are independent under the listing standards of the NASDAQ: R. Frank Ecock, Zola P. Horovitz, Ph.D., Osagie O. Imasogie, Robert F. Shapiro and Paul K. Wotton, Ph.D.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

KPMG LLP has audited the Company’s financial statements since their appointment in 1999. The following table sets forth the aggregate fees billed by KPMG LLP to the Company for:

	2008	2007
Audit fees, including the audit of the Company’s annual financial statements, the review of financial statements included in the Company’s quarterly reports on Form 10-Q and fees related to consents and review of registration statements	$244,500	$242,294
Audit-related fees	—	—
Tax fees, including tax compliance, advice and planning	13,500	13,000
All other fees, other than for services covered above	—	—

The Audit Committee’s policy is to pre-approve the engagement of accountants to render all audit and tax services for the Company, as well as any changes to the terms of the engagement. The Audit Committee will also pre-approve all non-audit related services proposed to be provided by the Company’s independent registered public accounting firm. The Audit Committee reviews the terms of the engagement, a description of the engagement and a budget for the engagement. The request for services must be specific as to the particular services to be provided. Requests are aggregated and submitted to the Audit Committee in one of the following ways: requesting approval of services at a meeting of the Audit Committee; through a written consent; or by a designated member of the Audit Committee. The details of any services approved under this delegation must be reported to the full Audit Committee at the next Audit Committee meeting.

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

Exhibit No.
3.1	Fifth Amended and Restated Certificate of Incorporation of Genaera Corporation (Incorporated by reference to Exhibit 3.1 filed with the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006)

3.2	Certificate of Designations, Preferences and Rights of Series A Preferred Stock of Magainin Pharmaceuticals Inc. dated May 8, 2000 (Incorporated by reference to Exhibit 10.2 filed with the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2000)

3.3	Certificate of Ownership and Merger Merging M Merger Sub, Inc. with and into Magainin Pharmaceuticals Inc. dated March 9, 2001 (Incorporated by reference to Exhibit 3.5 filed with the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2001)

3.4	Certificate of Designations, Preferences and Rights of Series B Preferred Stock of Genaera Corporation dated April 19, 2001 (Incorporated by reference to Exhibit 3.7 filed with the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2001)

3.5	By-laws of Genaera Corporation, as Amended and Restated on May 16, 2002 (Incorporated by reference to Exhibit 3.2 filed with the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002)

3.6	Amended and Restated Certificate of Designations, Preferences and Rights for the Series C-1 Preferred Stock dated June 9, 2003 (Incorporated by reference to Exhibit 3.1 filed with the Company’s Current Report on Form 8-K filed with the SEC on June 12, 2003)

3.7	Amended and Restated Certificate of Designations, Preferences and Rights for the Series C-2 Preferred Stock dated June 9, 2003 (Incorporated by reference to Exhibit 3.2 filed with the Company’s Current Report on Form 8-K filed with the SEC on June 12, 2003)

3.8	Amendment to the Fifth Amended and Restated Certificate of Incorporation of Genaera Corporation (Incorporated by reference to Exhibit 3.8 filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)

Exhibit No.
3.9

Amendment to the By-laws of Genaera Corporation, as Amended and Restated on November 29, 2007 (Incorporated by reference to Exhibit 3.1 filed with the Company’s Current Report on

Form 8-K filed with the SEC on December 5, 2007)

4.1	Specimen copy of stock certificate for shares of Common Stock of Genaera Corporation (Incorporated by reference to Exhibit 4.1 filed with the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2001)

10.1#	1992 Stock Option Plan of the Registrant, as Amended (Incorporated by reference to Exhibit A filed with the Company’s Proxy Statement for the 1996 Annual Meeting of Stockholders)

10.2#	Amended 1998 Equity Compensation Plan, as Amended and Restated on July 22, 2002 (Incorporated by reference to Exhibit 3.2 filed with the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002)

10.3#	Amended 2004 Stock-Based Incentive Plan (Incorporated by reference to Exhibit 10.1 filed with the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006)

10.4#	Form of Stock Option Agreement under Stock Option Plans (Incorporated by reference to Exhibit 4.6 filed with the Company’s Registration Statement No. 33-43579 on Form S-1)

10.5#	Employment Agreement between the Company and John L. Armstrong, Jr. (Incorporated by reference to Exhibit 10.36 filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)

10.6#	Form and Schedule of Stock Awards to Executive Officers (Incorporated by reference to Exhibit 4.7 filed with the Company’s Registration Statement No. 333-62073 on Form S-8)

10.7#	Change in Control Agreement between the Company and John L. Armstrong, Jr. (Incorporated by reference to Exhibit 10.2 filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004)

10.8#	Change in Control Agreement between the Company and John A. Skolas (Incorporated by reference to Exhibit 10.3 filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004)

10.9#	Employment Agreement between the Company and Michael J. Gast, M.D. (Incorporated by reference to Exhibit 10.42 filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.10#	Amendment to the Letter Agreement between the Company and John L. Armstrong, Jr. dated December 1, 2005 (Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2005)

10.11	Lease with respect to Plymouth Meeting, Pennsylvania office and laboratory space dated December 13, 2001 (Incorporated by reference to Exhibit 10.12 filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.12	Amended Patent License Agreement and Sponsored Research Agreement with The Children’s Hospital of Philadelphia (Incorporated by reference to Exhibit 10.1 filed with the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003)

10.13	License Agreement with Multiple Peptide Systems, Inc. (Incorporated by reference to Exhibit 10.12 filed with the Company’s Registration Statement No. 33-43579 on Form S-1)

10.14	Second Amendment to License Agreement with Multiple Peptide Systems, Inc. (Incorporated by reference to Exhibit 10.30 filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1996)

Exhibit No.
10.15+	Assignment Agreement between Magainin Pharmaceuticals Inc., Roy C. Levitt, M.D. and GeneQuest, Inc. (Incorporated by reference to Exhibit 10.25 filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1995)

10.16+	Development, Supply and Distribution Agreement, effective as of February 12, 1997, with SmithKline Beecham Corporation (Incorporated by reference to Exhibit 10.29 filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1996)

10.17	Settlement and Termination Agreement between Abbott Laboratories Inc. and Magainin Pharmaceuticals Inc., effective September 8, 1999 (Incorporated by reference to Exhibit 99.1 filed with the Company’s Current Report on Form 8-K filed with the SEC on September 28, 1999)

10.18	Registration Rights Agreement between Magainin Pharmaceuticals Inc. and Genentech, Inc. dated April 28, 2000 (Incorporated by reference to Exhibit 10.4 filed with the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2000)

10.19+	Amended License Agreement between Magainin Pharmaceuticals Inc. and Ludwig Institute for Cancer Research dated December 20, 1999 (Incorporated by reference to Exhibit 10.1 filed with the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2001)

10.20+	Second Research Agreement between Magainin Pharmaceuticals Inc. and Ludwig Institute for Cancer Research dated December 20, 1999 (Incorporated by reference to Exhibit 10.2 filed with the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2001)

10.21+	Notice of Renewal of Second Research Agreement between Genaera Corporation and Ludwig Institute for Cancer Research dated October 31, 2001 (Incorporated by reference to Exhibit 10.22 filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.22	Settlement Agreement between Genaera Corporation and Genentech, Inc. dated April 18, 2001 (Incorporated by reference to Exhibit 10.3 filed with the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2001)

10.23+	Collaboration and License Agreement between Genaera Corporation and MedImmune, Inc. dated April 19, 2001 (Incorporated by reference to Exhibit 10.4 filed with the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2001)

10.24	Amendment to Collaboration and License Agreement between Genaera Corporation and MedImmune, Inc. effective April 19, 2001 (Incorporated by reference to Exhibit 10.25 filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.25	Preferred Stock Purchase Agreement between Genaera Corporation and MedImmune, Inc. dated April 19, 2001 (Incorporated by reference to Exhibit 10.5 filed with the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2001)

10.26	Warrants to purchase shares of Genaera Corporation Common Stock by Ladenburg Thalmann dated December 12, 2001 (Incorporated by reference to Exhibit 10.27 filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.27	Placement Agency Agreement dated April 5, 2002 by and between Genaera Corporation and Wells Fargo Securities, LLC (Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed with the SEC on April 8, 2002)

10.28+	License, Development and Commercialization Agreement Between Genaera Corporation and Laboratorios Bago SA (Incorporated by reference to Exhibit 10.1 filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002)

10.29	Placement Agency Agreement between Genaera Corporation and Fortis Securities Inc. dated as of November 11, 2003 (Incorporated by reference to Exhibit 99.2 filed with the Company’s Current Report on Form 8-K filed with the SEC on November 14, 2003)

Exhibit No.
10.30	Consent Agreement to Amend and Restate the Certificates of Designations, Preferences and Rights for the Series C-1 Preferred Stock and Series C-2 Preferred Stock (Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed with the SEC on June 12, 2003)

10.31	Series C-1 and C-2 Preferred Stock and Warrant Purchase Agreement dated May 23, 2003 (Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed with the SEC on May 28, 2003)

10.32	Amendment No. 1 to Series C-1 and C-2 Preferred Stock and Warrant Purchase Agreement dated June 9, 2003 (Incorporated by reference to Exhibit 10.2 filed with the Company’s Current Report on Form 8-K filed with the SEC on June 12, 2003)

10.33	Form of Warrants to Purchase 250,000 Shares of Common Stock (Incorporated by reference to Exhibit 10.2 filed with the Company’s Current Report on Form 8-K filed with the SEC on May 28, 2003)

10.34	Form of Warrants to Purchase 83,334 Shares of Common Stock (Incorporated by reference to Exhibit 10.3 filed with the Company’s Current Report on Form 8-K filed with the SEC on May 28, 2003)

10.35	Placement Agency Agreement dated September 12, 2005 among Genaera Corporation, RBC Capital Markets Corporation and Fortis Securities LLC (Incorporated by reference to Exhibit 99.2 filed with the Company’s Current Report on Form 8-K/A filed with the SEC on September 15, 2005)

10.36	Securities Purchase Agreement dated September 9, 2005 by and between Genaera Corporation and Certain Purchasers (Incorporated by reference to Exhibit 99.1 filed with the Company’s Current Report on Form 8-K/A filed with the SEC on September 15, 2005)

10.37	Form of Warrants to Purchase 570,000 Shares of Common Stock (Incorporated by reference to Exhibit 10.42 filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.38#	Employment Agreement between the Company and John A. Skolas (Incorporated by reference to Exhibit 10.35 filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)

10.39	Placement Agency Agreement dated June 28, 2006 among Genaera Corporation, Banc of America Securities LLC and Fortis Securities LLC (Incorporated by reference to Exhibit 1.1 filed with the Company’s Current Report on Form 8-K filed with the SEC on June 29, 2006)

10.40	Form of Purchase Agreement dated June 28, 2006 by and between Genaera Corporation and certain purchasers (Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed with the SEC on June 29, 2006)

10.41	Form of Warrants to Purchase 4,448,747 Shares of Common Stock (Incorporated by reference to Exhibit 4.1 filed with the Company’s Current Report on Form 8-K filed with the SEC on June 29, 2006)

10.42	Letter terminating Development, Supply and Distribution Agreement with SmithKline Beecham Corporation (Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2006)

10.43#	Amendment to employment agreement between the Company and John A. Skolas dated September 29, 2004 (Incorporated by reference to Exhibit 10.48 filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006)

Exhibit No.
10.44	First Amendment to Lease Agreement with respect to Plymouth Meeting, Pennsylvania office and laboratory space dated February 6, 2004 (Incorporated by reference to Exhibit 10.49 filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006)

10.45	Second Amendment to Lease Agreement with respect to Plymouth Meeting, Pennsylvania office and laboratory space dated August 30, 2006 (Incorporated by reference to Exhibit 10.50 filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006)

10.46#	Consulting Agreement between the Company and John A. Skolas dated April 9, 2007 (Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed with the SEC on April 12, 2007)

10.47#	Separation Agreement between the Company and John A. Skolas dated April 10, 2007 (Incorporated by reference to Exhibit 10.2 filed with the Company’s Current Report on Form 8-K filed with the SEC on April 12, 2007)

10.48#	Change in Control Agreement between the Company and Leanne M. Kelly dated May 18, 2007 (Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed with the SEC on June 12, 2007)

10.49	Letter of Termination of Award Agreement between the Genaera Corporation and the Cystic Fibrosis Foundation Therapeutics dated June 28, 2007 (Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed with the SEC on July 5, 2007)

10.50	Letter Agreement between the Genaera Corporation and MacroChem Corporation dated July 3, 2007 (Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed with the SEC on July 10, 2007)

10.51#	Amendment to the Letter Agreement between the Company and John L. Armstrong, Jr. dated November 29, 2007 (Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed with the SEC on December 5, 2007)

10.52#	Change in Control Agreement between the Company and Henry R. Wolfe dated March 26, 2008 (Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2008)

10.53#	Amendment to Letter Agreement between the Company and Henry R. Wolfe, Ph.D., dated May 8, 2008 (Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed with the SEC on May 13, 2008).

10.54#	Amendment to Letter Agreement between the Company and Leanne M. Kelly, dated May 8, 2008 (Incorporated by reference to Exhibit 10.2 filed with the Company’s Current Report on Form 8-K filed with the SEC on May 13, 2008)

10.55#	Amendment to Letter Agreement between the Company and John L. Armstrong, Jr., dated May 12, 2008 (Incorporated by reference to Exhibit 10.3 filed with the Company’s Current Report on Form 8-K filed with the SEC on May 13, 2008)

10.56#	Amendment to Letter Agreement between the Company and Michael J. Gast, M.D., Ph.D., dated May 12, 2008 (Incorporated by reference to Exhibit 10.4 filed with the Company’s Current Report on Form 8-K filed with the SEC on May 13, 2008)

10.57#	Amendment to the Agreement in the Event of a Change in Control of Genaera Corporation between the Company and Michael J. Gast, M.D., Ph.D., dated May 12, 2008 (Incorporated by reference to Exhibit 10.5 filed with the Company’s Current Report on Form 8-K filed with the SEC on May 13, 2008)

Exhibit No.
10.58#	Amendment to the Agreement in the Event of a Change in Control of Genaera Corporation between the Company and Henry R. Wolfe, Ph.D., dated May 12, 2008 (Incorporated by reference to Exhibit 10.6 filed with the Company’s Current Report on Form 8-K filed with the SEC on May 13, 2008)

10.58#	Amendment to the Agreement in the Event of a Change in Control of Genaera Corporation between the Company and Leanne M. Kelly, dated May 12, 2008 (Incorporated by reference to Exhibit 10.7 filed with the Company’s Current Report on Form 8-K filed with the SEC on May 13, 2008)

10.59#	Amended 2004 Stock-Based Incentive Plan (Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed with the SEC on June 2, 2008)

10.60#	Letter Agreement between the Company and John L. Armstrong, Jr. dated May 27, 2008 (Incorporated by reference to Exhibit 10.1 filed with the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2008)

10.61#	Letter Agreement between the Company and Michael J. Gast, M.D., Ph.D. dated May 27, 2008 (Incorporated by reference to Exhibit 10.2 filed with the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2008)

10.62#	Letter Agreement between the Company and Leanne M. Kelly dated May 27, 2008 (Incorporated by reference to Exhibit 10.3 filed with the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2008)

10.63#	Letter Agreement between the Company and Henry R. Wolfe, Ph.D. dated May 27, 2008 (Incorporated by reference to Exhibit 10.4 filed with the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2008)

10.64#	Amendment to Letter Agreement, as amended, between the Company and Michael J. Gast, M.D., Ph.D., dated August 11, 2008 (Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed with the SEC on August 13, 2008)

10.65#	Amendment to Letter Agreement, as amended, between the Company and Leanne M. Kelly, dated August 11, 2008 (Incorporated by reference to Exhibit 10.2 filed with the Company’s Current Report on Form 8-K filed with the SEC on August 13, 2008)

10.66#	Amendment to Letter Agreement, as amended, between the Company and Henry R. Wolfe, Ph.D., dated August 11, 2008 (Incorporated by reference to Exhibit 10.3 filed with the Company’s Current Report on Form 8-K filed with the SEC on August 13, 2008)

10.67#	Amendment to the Agreement in the Event of a Change in Control of Genaera Corporation, as amended, between the Company and John L. Armstrong, Jr., dated August 11, 2008 (Incorporated by reference to Exhibit 10.4 filed with the Company’s Current Report on Form 8-K filed with the SEC on August 13, 2008)

10.68#	Amendment to the Agreement in the Event of a Change in Control of Genaera Corporation, as amended, between the Company and Michael J. Gast, M.D., Ph.D., dated August 11, 2008 (Incorporated by reference to Exhibit 10.5 filed with the Company’s Current Report on Form 8-K filed with the SEC on August 13, 2008)

10.69#	Amendment to the Agreement in the Event of a Change in Control of Genaera Corporation, as amended, between the Company and Leanne M. Kelly, dated August 11, 2008 (Incorporated by reference to Exhibit 10.6 filed with the Company’s Current Report on Form 8-K filed with the SEC on August 13, 2008)

10.70#	Amendment to the Agreement in the Event of a Change in Control of Genaera Corporation, as amended, between the Company and Henry R. Wolfe, Ph.D., dated August 11, 2008 (Incorporated by reference to Exhibit 10.7 filed with the Company’s Current Report on Form 8-K filed with the SEC on August 13, 2008)

Exhibit No.
10.71#	Amendment to the Outstanding Option Grant Agreements between the Company and John L. Armstrong, Jr., dated August 11, 2008 (Incorporated by reference to Exhibit 10.8 filed with the Company’s Current Report on Form 8-K filed with the SEC on August 13, 2008)

10.72#	Amendment to the Outstanding Option Grant Agreements between the Company and Michael J. Gast, M.D., Ph.D., dated August 11, 2008 (Incorporated by reference to Exhibit 10.9 filed with the Company’s Current Report on Form 8-K filed with the SEC on August 13, 2008)

10.73#	Amendment to the Outstanding Option Grant Agreements between the Company and Leanne M. Kelly, dated August 11, 2008 (Incorporated by reference to Exhibit 10.10 filed with the Company’s Current Report on Form 8-K filed with the SEC on August 13, 2008)

10.74#	Amendment to the Outstanding Option Grant Agreements between the Company and Henry R. Wolfe, Ph.D., dated August 11, 2008 (Incorporated by reference to Exhibit 10.11 filed with the Company’s Current Report on Form 8-K filed with the SEC on August 13, 2008)

23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm

24.1*	Power of Attorney (Included on signature page of this Annual Report on Form 10-K)

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

Explanation of Footnotes to Listing of Exhibits:

*	Filed or furnished herewith.
#	Compensation plan or arrangement in which directors or executive officers are eligible to participate.
+	Portions of this Exhibit were omitted and filed separately with the SEC pursuant to an order granting confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENAERA CORPORATION

Date: March 3, 2009	By:	/s/ JOHN L. ARMSTRONG, JR.
John L. Armstrong, Jr.
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Each person whose signature appears below in so signing also makes, constitutes and appoints John L. Armstrong, Jr., President and Chief Executive Officer, his or her true and lawful attorney-in-fact, in his or her name, place and stead to execute and cause to be filed with the Securities and Exchange Commission any or all amendments to this report.

Signature	Title	Date

/s/ JOHN L. ARMSTRONG, JR. John L. Armstrong, Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 3, 2009

/s/ LEANNE M. KELLY Leanne M. Kelly	Senior Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 3, 2009

/s/ R. FRANK ECOCK R. Frank Ecock	Director	March 3, 2009

/s/ ZOLA P. HOROVITZ, PH.D. Zola P. Horovitz, Ph.D.	Director	March 3, 2009

/s/ OSAGIE O. IMASOGIE Osagie O. Imasogie	Director	March 3, 2009

/s/ MITCHELL D. KAYE Mitchell D. Kaye	Director	March 3, 2009

/s/ ROBERT F. SHAPIRO Robert F. Shapiro	Director	March 3, 2009

/s/ PAUL K. WOTTON, PH.D. Paul K. Wotton, Ph.D.	Director	March 3, 2009

GENAERA CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Genaera Corporation:

We have audited the accompanying balance sheets of Genaera Corporation as of December 31, 2008 and 2007, and the related statements of operations, changes in stockholders’ equity and comprehensive loss, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Genaera Corporation as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

/s/ KPMG LLP

Philadelphia, Pennsylvania

March 3, 2009

GENAERA CORPORATION

BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$6,064	$12,939
Short-term investments (Note 3)	2,000	7,961
Prepaid expenses and other current assets	226	356

Total current assets	8,290	21,256
Fixed assets, net (Note 4)	146	374
Other assets	—	56

Total assets	$8,436	$21,686

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses (Note 5)	$995	$2,377
Deferred revenue (Note 10)	—	1,000
Other current liabilities	41	—

Total current liabilities	1,036	3,377
Other liabilities	—	70

Total liabilities	1,036	3,447

Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock—$0.001 par value; 9,211 shares authorized; none issued and outstanding at December 31, 2008 and 2007	—	—
Common stock—$0.002 par value; 150,000 shares authorized; 17,465 and 17,463 shares issued and outstanding at December 31, 2008 and 2007, respectively	35	35
Additional paid-in capital	299,844	294,693
Accumulated other comprehensive income	3	4
Accumulated deficit	(292,482)	(276,493)

Total stockholders’ equity	7,400	18,239

Total liabilities and stockholders’ equity	$8,436	$21,686

See accompanying notes to financial statements.

GENAERA CORPORATION

STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	December 31,
	2008	2007
Collaborative research agreement and grant revenues (Note 10)	$1,489	$2,737

Costs and expenses:
Research and development	11,651	13,097
General and administrative	6,499	6,792

	18,150	19,889

Loss from operations	(16,661)	(17,152)
Interest income	391	1,278

Loss before income taxes	(16,270)	(15,874)
Income tax benefit (Note 9)	281	147

Net loss	$(15,989)	$(15,727)

Net loss per share—basic and diluted	$(0.92)	$(0.90)

Weighted average shares outstanding—basic and diluted	17,464	17,452

See accompanying notes to financial statements.

GENAERA CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’

EQUITY AND COMPREHENSIVE LOSS

(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	Amount
Balance at January 1, 2007	17,442	$35	$291,843	$(59)	$(260,766)	$31,053
Comprehensive loss:
Net loss	—	—	—	—	(15,727)	(15,727)
Carrying value adjustment	—	—	—	63	—	63

Total comprehensive loss						(15,664)

Compensation expense under option grants and stock awards	21	—	2,850	—	—	2,850

Balance at December 31, 2007	17,463	35	294,693	4	(276,493)	18,239
Comprehensive loss:
Net loss	—	—	—	—	(15,989)	(15,989)
Carrying value adjustment	—	—	—	(1)	—	(1)

Total comprehensive loss						(15,990)

Compensation expense under option grants and stock awards	2	—	5,151	—	—	5,151

Balance at December 31, 2008	17,465	$35	$299,844	$3	$(292,482)	$7,400

See accompanying notes to financial statements.

GENAERA CORPORATION

STATEMENTS OF CASH FLOWS

(In thousands)

	2008	2007
Cash Flows From Operating Activities:
Net loss	$(15,989)	$(15,727)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	186	410
Amortization of investment discounts/premiums	(40)	(57)
Compensation expense on option grants and stock awards	5,151	2,850
Deferred revenue recognized	(1,000)	(1,713)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	186	273
Accounts payable and accrued expenses	(1,382)	(50)
Deferred revenue	—	1,000
Other liabilities	(29)	13

Net cash used in operating activities	(12,917)	(13,001)

Cash Flows From Investing Activities:
Purchase of investments	(23,000)	(16,000)
Proceeds from maturities of investments	29,000	30,000
Proceeds from sale of fixed assets	66	—
Capital expenditures	(24)	(25)

Net cash provided by investing activities	6,042	13,975

Cash Flows From Financing Activities:
Net cash provided by financing activities	—	—

Net (decrease) increase in cash and cash equivalents	(6,875)	974
Cash and cash equivalents at beginning of year	12,939	11,965

Cash and cash equivalents at end of year	$6,064	$12,939

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

Liquidity

The Company has not generated any revenues from product sales and has funded operations primarily from the proceeds of public and private placements of its securities. Substantial additional financing will be required by the Company to continue to fund its research and development activities. No assurance can be given that any such financing will be available when needed or that the Company’s research and development efforts will be successful.

The Company regularly explores alternative means of financing its operations and seeks funding through various sources, including public and private securities offerings, collaborative arrangements with third parties and other strategic alliances and business transactions. The Company currently does not have any commitments to obtain additional funds and may be unable to obtain sufficient funding in the future on acceptable terms, if at all. If the Company cannot obtain funding in the immediate future, it will need to delay, scale back or eliminate some or all of its research and development programs or enter into collaborations with third parties to commercialize potential products or technologies that it might otherwise seek to develop or commercialize independently, consider various strategic alternatives, including a merger or sale of the Company, or cease operations. If the Company engages in collaborations, it will receive lower consideration upon commercialization of such products than if it had not entered into such arrangements or if it entered into such arrangements at later stages in the product development process.

The Company has prepared its financial statements assuming that it will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses since inception and it expects to generate losses from operations for the foreseeable future primarily due to research and development costs for its trodusquemine (MSI-1436) program for the treatment of obesity and type 2 diabetes. In May 2008, the Company announced the implementation of a restructuring plan to augment its cost savings initiatives, which included elimination of certain research and development efforts in order to preserve cash and enable the Company to reach critical milestones in the development program for MSI-1436 (the “Restructuring Plan”). Under the Restructuring Plan, executive base compensation was reduced by 10% and executives voluntarily forfeited cash incentives, including salary increases and discretionary bonus awards for 2008. Additionally, the Company reduced its workforce by approximately 40%. As a result of these initiatives, the Company believes its cash, cash equivalents and short-term investments at December 31, 2008 are sufficient to fund operations and meet its research and development goals into the second quarter of 2009.

GENAERA CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Reverse Stock Split

On May 11, 2007, the Company effected a one-for-six reverse stock split of the Company’s issued and outstanding common stock upon the filing of an amendment to the Company’s Fifth Amended and Restated Certificate of Incorporation. Authority to effect a reverse stock split was granted to the board of directors by the Company’s stockholders at a Special Meeting of Stockholders held on October 3, 2006. As a result of the reverse stock split, every six shares of the Company’s issued and outstanding common stock was automatically combined into one issued and outstanding share without any change in the par value of such shares. No fractional shares were issued in connection with the reverse stock split. Stockholders who were entitled to a fractional share received a cash payment for the value of the fractional share. The reverse split affected all of the holders of the Company’s common stock uniformly and did not materially affect any stockholder’s percentage of stock ownership interest. Any shares of the Company’s common stock or shares of common stock underlying options, restricted stock and warrants were proportionately reduced and the exercise prices of any warrants or options were proportionately increased as a result of the reverse stock split. All impacted amounts included in the financial statements and notes thereto were retroactively restated for the reverse stock split. Impacted amounts include shares outstanding, share issuances, shares underlying stock options and warrants, loss per share and the fair value of equity-based instruments.

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

Cash and Cash Equivalents—The Company considers all highly liquid investment instruments purchased with a maturity at time of purchase of three months or less to be cash equivalents.

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

Fixed Assets and Depreciation—Fixed assets are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets, which are as follows: three years for computers and software, five years for laboratory and office equipment, and seven years for furniture and fixtures. Leasehold improvements are amortized using the straight-line method over the term of the respective lease, or their estimated useful lives, whichever is shorter. Expenditures for maintenance and repairs are charged to expense as incurred.

Impairment of Long-Lived Assets—In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets subject to depreciation or amortization, such as fixed assets, are

GENAERA CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge, if applicable would be recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held-for-sale are presented separately in the appropriate asset and liability sections of the balance sheet. The Company has not recognized any impairment losses for the years ended December 31, 2008 and 2007.

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

SAB 104 requires companies to identify separate units of accounting based on the consensus reached in Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). EITF 00-21 provides guidance on how to determine when an arrangement involving multiple revenue-generating activities or deliverables should be divided into separate units of accounting for revenue recognition purposes and, if this division is required, how the arrangement consideration should be allocated among the separate units of accounting. The Company follows the provisions of EITF 00-21 for multiple element revenue arrangements. As a result of our option and license agreements with MacroChem Corporation (“MacroChem”) (see Note 10), payments received from MacroChem in 2007 were recorded as deferred revenue. The Company determined it had multiple deliverables for which the fair value of each deliverable was not determinable and concluded that the deliverables under the MacroChem license agreement represent a single unit of accounting. The Company’s performance obligations were fulfilled as of March 31, 2008, and the related revenue was recognized in 2008.

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

Lease Expense—Expense related to the facility lease is recorded on a straight-line basis over the lease term. The difference between rent expense incurred and the amount paid is recorded as deferred rent.

Stock-Based Compensation—The Company’s stock-based compensation awards include stock options and restricted stock granted to employees and non-employee service providers. The Company adopted SFAS No. 123R, Share-Based Payment (“SFAS 123R”), effective January 1, 2006 using the modified prospective

GENAERA CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

Income Taxes—The Company accounts for income taxes using the asset and liability method as prescribed by SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities, and net operating loss carryforwards and credit carryforwards. Deferred tax assets and liabilities are measured using the enacted tax rates and laws that will be in effect when such items are expected to reverse or be utilized. The deferred tax assets are reduced, if necessary, by a valuation allowance for any tax benefits that are not expected to be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period in which tax rate changes are enacted.

Loss Per Share—The Company calculates loss per share under the provisions of SFAS No. 128, Earnings Per Share (“SFAS 128”). SFAS 128 requires a dual presentation of “basic” and “diluted” loss per share on the face of the statement of operations. Basic loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during each period. Diluted loss per share includes the dilutive effect, if any, from the potential exercise or conversion of securities, such as stock options and warrants, which would result in the issuance of additional shares of common stock. For the years ended December 31, 2008 and 2007, nonvested stock, options and warrants to purchase or acquire 11,130,458 and 9,795,261 shares of the Company’s common stock, respectively, were not included in the calculation of the diluted loss per share amounts as their effect was anti-dilutive. Basic and diluted loss per share amounts are the same as the Company reported a loss for both years presented.

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

Recently Issued Accounting Standards— In September 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 clarifies the definition of fair value, establishes a framework for measuring fair value and expands disclosures on fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years; however, the FASB did provide a one year deferral for the implementation of SFAS 157 for certain nonfinancial assets and liabilities. The adoption of SFAS 157 did not have any impact on the Company’s results of operations and financial position.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to elect to measure many financial instruments and certain other items at fair value at specified election dates. Under SFAS 159, any unrealized holding gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. If elected, the fair value option (1) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (2) is irrevocable (unless a new

GENAERA CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

election date occurs); and (3) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 did not have any impact on the Company’s results of operations and financial position, as the Company did not elect to apply the fair value option to any eligible financial instruments.

In June 2007, the FASB ratified the consensus reached in EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“Issue No. 07-3”). Issue No. 07-3 requires that nonrefundable advance payments for future research and development activities should be deferred and recognized as an expense as goods are delivered or the related services are performed. Issue No. 07-3 is effective for fiscal years beginning after December 15, 2007. The adoption of Issue No. 07-3 did not have a material impact on the Company’s results of operations and financial position.

In December 2007, the EITF issued EITF Issue No. 07-1, Accounting for Collaborative Arrangements (“EITF 07-1”), which provides guidance concerning determining whether an arrangement constitutes a collaborative arrangement within the scope of EITF 07-1, how costs incurred and revenue generated on sales to third parties and payments between participants pursuant to a collaboration agreement should be presented in the results of operations and what participants should disclose in the notes to the financial statements about a collaborative arrangement. EITF 07-1 will be adopted in 2009. The Company is currently evaluating the impact that the adoption of EITF 07-1 will have, if any, on its financial statements.

NOTE 3. Investments

The Company invests in securities of the U.S. Treasury and U.S. government agencies. Excess cash is invested on a short-term basis in U.S. government-based money market funds. At December 31, 2008, the Company had $2,000,000 invested in U.S. government agency securities. At December 31, 2007, the Company had $3,996,000 invested in U.S. government agency securities and $3,965,000 invested in U.S. Treasury securities. The Company had an unrealized gain of $3,000 at December 31, 2008 and an unrealized gain of $4,000 at December 31, 2007.

NOTE 4. Fixed Assets

Fixed assets are summarized as follows (in thousands):

	December 31, 2008	December 31, 2007
Laboratory and office equipment	$435	$687
Computers and software	486	471
Furniture and fixtures	206	207
Leasehold improvements	1,254	1,254

	2,381	2,619
Less accumulated depreciation and amortization	(2,235)	(2,245)

	$146	$374

Depreciation and amortization expense for the years ended December 31, 2008 and 2007 was $186,000 and $410,000, respectively.

GENAERA CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

NOTE 5. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	December 31, 2008	December 31, 2007
Accounts payable	$199	$246
Employee compensation	150	782
Manufacturing development costs	46	287
Professional fees	139	372
Preclinical costs	122	125
Clinical and regulatory costs	339	565

	$995	$2,377

NOTE 6. Preferred Stock

The Company’s certificate of incorporation provides the board of directors the power to issue shares of preferred stock without stockholder approval. This preferred stock could have voting rights, including voting rights that could be superior to that of the Company’s common stock, and the board of directors has the power to determine these voting rights. At December 31, 2008 and 2007, all of the 9,211,031 shares of preferred stock authorized under the Company’s Fifth Amended and Restated Certificate of Incorporation are undesignated and unissued.

NOTE 7. Common Stock Warrants

The table below sets forth the outstanding warrants as of December 31, 2008:

Grant Date	Amount	Exercise Price		Expiration Date	Current Status
June 2006	4,238,472	$3.66	(1)	12/30/2011	Exercisable
September 2005	570,000	$18.90	(1)	3/13/2011	Exercisable
January 2004	165,017	$32.28	(1)	1/23/2009	Expired

(1)

The exercise price and the number of shares that may be purchased upon exercise of the warrants may be adjusted from time to time as a result of a stock dividend, split or subdivision of shares, as well as a combination of shares, merger or consolidation.

NOTE 8. Stock-Based Compensation

In May 1998, the stockholders of the Company approved the 1998 Equity Compensation Plan (the “1998 Plan”), which provides for the granting of options and stock awards of up to 1,500,000 shares of common stock. In May 2001, the stockholders approved an amendment to the 1998 Plan to increase the number of shares of common stock issuable thereunder to 3,500,000 shares. As a result of the reverse stock split of the Company’s issued and outstanding common stock effected on May 11, 2007, proportionate adjustments were made to the per-share exercise price and the number of shares issuable upon the exercise of all outstanding options under the Company’s 1998 Plan. The number of shares available for issuance under the Company’s 1998 Plan was not affected. As of February 2008, the 1998 Plan expired, however the options issued under the 1998 Plan remain outstanding.

In May 2004, the stockholders approved the 2004 Stock-Based Incentive Compensation Plan (the “2004 Plan”), which provides for the granting of options and stock awards of up to 750,000 shares of common stock. In May 2006, the stockholders approved an amendment to the 2004 Plan to increase the number of shares of the Company’s common stock issuable thereunder to 1,250,000 shares of common stock. In October 2006, the

GENAERA CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

stockholders approved an amendment to the 2004 Plan to increase the number of shares of the Company’s common stock issuable thereunder to 1,833,334 shares. In May 2008, the stockholders approved an amendment to the 2004 Plan to increase the number of shares of the Company’s common stock issuable thereunder to 4,000,000 shares. As a result of the reverse stock split of the Company’s issued and outstanding common stock effected on May 11, 2007, proportionate adjustments were made to the per-share exercise price and the number of shares issuable upon the exercise of all outstanding options under the Company’s 2004 Plan. The number of shares available for issuance under the Company’s 2004 Plan was proportionately reduced by the reverse stock split.

The Company has adopted SFAS 123R using the modified prospective method as of January 1, 2006. Total employee stock-based compensation expense included in the statements of operations for the years ended December 31, 2008 and 2007 is as follows (in thousands):

Stock-based compensation included in:

	2008	2007
Research and development	$2,445	$1,372
General and administrative	2,706	1,478

Net loss	$5,151	$2,850

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing method and the following assumptions:

	2008	2007
Range of risk free interest rates	3.2%-3.4%	3.4%-4.7%
Dividend yield	0%	0%
Volatility factor	76%-77%	89%-93%
Weighted average expected life of options (in years)	4.6	4.7
Weighted average fair value of options granted during the year	$1.67	$2.07

The computation of expected volatility is based on the historical volatility of the Company’s stock price. The computation of expected life was determined based on historical experience of similar awards. The risk-free interest rate is based on the yield of U.S. Treasury constant maturities with a term consistent with the expected life of the options.

A summary of the status of the Company’s stock options as of December 31, 2008 and changes during the year then ended is presented below (in thousands, except per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2008	4,607	$4.33
Granted	2,444	1.67
Forfeited	(728)	3.07
Expired	(166)	7.02

Outstanding at December 31, 2008	6,157	$3.39	8.8	$0

Vested at December 31, 2008 and expected to vest	5,770	$3.48	8.7	$0

Exercisable at December 31, 2008	2,982	$4.82	8.2	$0

GENAERA CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the quoted price of the Company’s common stock for the options that were in-the-money at December 31, 2008. There were no stock option exercises during the years ended December 31, 2008 and 2007.

As of December 31, 2008, there was approximately $1,731,000 of total unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted average period of 1.7 years.

During the year ended December 31, 2007, the Company recorded a reduction in stock compensation expense of $372,000 due to a revision of the estimated forfeiture rate.

The 1998 Plan provided for the issuance of common stock awards, up to a maximum of 875,000 shares. The 2004 Plan provides for the issuance of common stock awards with no restriction as to the percentage of shares issued as stock awards in relation to the maximum shares allowable under the plan. Such awards shall be made subject to such performance requirements, vesting provisions, transfer restrictions or other restrictions and conditions as a committee of the Company’s board of directors may determine. Under the 2004 Plan, common stock awards that are canceled are reissuable. As of December 31, 2008, 80,487 and 33,481 shares, net of cancellations, have been awarded under the 1998 Plan and 2004 Plan, respectively. The fair value of these awards is determined based on the number of shares granted and the quoted price of the Company’s stock on the grant date. The resulting compensation cost of these awards was recognized as expense over the vesting periods, which ranged from two to four years. The Company has not assumed any expected forfeitures for the stock awards as those awards have been granted to a small number of individuals. A summary of the status of the Company’s nonvested stock awards as of December 31, 2008 and the changes during the year then ended is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2008	4,083	$5.31
Vested	(2,083)	8.04
Forfeited	(2,000)	2.46

Nonvested at December 31, 2008	—	$—

The total fair value of stock awards vested during the years ended December 31, 2008 and 2007 was $3,000 and $61,000, respectively. Compensation expense related to stock awards for the years ended December 31, 2008 and 2007 was $6,000 and $206,000, respectively.

NOTE 9. Income Taxes

As of December 31, 2008, the Company has $206,349,000 of net operating loss (“NOL”) carryforwards for federal income tax purposes (expiring in years 2009 through 2028). In addition, the Company has NOL carryforwards for state income tax purposes of $189,368,000 (expiring in years 2018 through 2028). The annual limitation on the utilization of Pennsylvania NOL carryforwards could be limited to $3,000,000. As such, the Company may not utilize all of its state NOL carryforwards. The Company also has $8,043,000 of research and development tax credit carryforwards available to offset future federal income tax liability (expiring through 2028) and $118,000 of research and development tax credit carryforwards available to offset future state income tax liability. The NOL carryforward differs from the accumulated deficit principally due to differences in the recognition of certain expenses between financial and federal tax reporting. As of December 31, 2008, $2,750,000 of the Company’s deferred tax assets related to NOL carryforwards represent stock option deductions arising under the Company’s stock option plan, the benefit of which will increase additional paid in capital if and when realized.

GENAERA CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Under the Tax Reform Act of 1986, the utilization of a corporation’s NOL carryforward and research and development tax credits may be significantly limited following a change in ownership of greater than 50% within a three-year period. Due to the Company’s prior equity transactions, the Company’s federal and state NOL and tax credit carryforwards may be subject to an annual limitation. The annual NOL limitation is generally determined by multiplying the market value of the Company on the date of the ownership change by the federal long-term tax-exempt rate. Any amount exceeding the annual limitation may be carried forward to future years for the balance of the NOL and tax credit carryforward period.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and NOL and tax credit carryforwards. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible or the NOL and tax credit carryforwards can be utilized. Due to the uncertainty of the Company’s ability to realize the benefit of the deferred tax asset, the deferred tax assets are fully offset by a valuation allowance at December 31, 2008 and 2007. The net change in the valuation allowance for deferred tax assets at December 31, 2008 and 2007 was an increase of $3,970,000 and $2,611,000, respectively.

Significant components of the net deferred tax assets as of December 31, 2008 and 2007 consist of the following (in thousands):

	2008	2007
Deferred tax assets:
Net operating loss carryforwards	$84,519	$71,469
Research and development tax credit carryforwards	8,119	8,318
Capitalized research and development	18,697	29,005
Accrued expenses, reserves and other	211	667
Stock-based compensation	3,938	2,066
Depreciation and amortization	893	882

Total gross deferred tax assets	116,377	112,407
Valuation allowance	(116,377)	(112,407)

Deferred tax assets, net	$—	$—

Based on the Company’s losses before income taxes during 2008 and 2007, the Company’s expected tax benefit was reduced primarily due to increases in the valuation allowance. During the years ended December 31, 2008 and 2007, the Company sold $315,000 and $177,000 of its Pennsylvania research and development credit carryforwards to a third party for net proceeds of $281,000 and $147,000, respectively, resulting in the recognition of an income tax benefit in the statement of operations.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. As required by FIN 48, which clarifies SFAS 109, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied FIN 48 to all tax positions for which the statute of limitations remained open. During the year ended December 31, 2008, there were no additions, reductions or settlements of unrecognized tax

GENAERA CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

benefits. The Company has no material uncertain tax positions and the implementation of FIN 48 did not have a significant impact on the financial statements of the Company.

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

NOTE 10. Collaborative Arrangements

In April 2001, the Company entered into a research collaboration and licensing agreement with MedImmune, Inc. (“MedImmune”) to develop and commercialize therapies related to the Company’s anti-interleukin-9 (“IL9”) program. MedImmune provided funding of $2,500,000, payable in eight equal quarterly installments through April 2003. In addition, MedImmune reimburses external costs for certain research and development activities and for patent prosecution expenses. The Company could also receive up to $54,000,000 of additional funding based on successful completion of future milestones. In December 2006, the Company received a milestone payment as a result of the initiation of phase 2 clinical trials. For the year ended December 31, 2008, the Company recognized $221,000 as revenue related to external cost reimbursements. For the year ended December 31, 2007, the Company recognized $483,000 as revenue related to external cost reimbursements, of which $150,000 related to reimbursement for expenses incurred in a prior period. The revenue and expense amounts related to a prior period were determined to be immaterial to 2007 and prior periods.

In September 2001, the Company received a contingent award of up to $1,700,000 from Cystic Fibrosis Foundation Therapeutics (“CFFT”), an affiliate of the Cystic Fibrosis Foundation, to support early clinical evaluation of LOMUCIN™ involving subjects with cystic fibrosis. In April 2005, the award was increased to $2,863,000, consisting of $513,000 previously received in connection with the Company’s initial phase 2 trial of LOMUCIN™ and up to $2,350,000 in milestone-driven matching funds from CFFT to support a multi-center, randomized, double-blind, placebo-controlled phase 2 clinical trial of LOMUCIN™. After consultation with CFFT, the protocol for this trial was amended in June 2006 to decrease the number of evaluable subjects to be enrolled in the trial from 200 to 80. As a result of the decrease in the number of evaluable subjects, the total contract funding for the Company’s phase 2 clinical evaluation of LOMUCIN™ was reduced from $2,863,000 to $2,521,478 or $2,452,000, depending upon the final milestone achieved. In June 2007, the Company and CFFT agreed, for reasons of futility, to discontinue the phase 2 trial of LOMUCIN™ and terminated the award agreement. As a result of the termination, the Company recognized revenue of $2,102,000 in the year ended December 31, 2007.

In May 2007, the Company received a one-time payment as a result of the licensing by the Ludwig Institute of Cancer Research (“LICR”) of certain patents jointly owned by LICR and the Company pursuant to the Second Research Agreement between LICR and the Company dated December 20, 1999. The Company recognized the payment of $152,000, which related to a prior period, as revenue in the year ended December 31, 2007. The revenue amount related to a prior period was determined to be immaterial to 2007 and prior periods.

In July 2007, the Company granted an option to acquire exclusive license rights for drug uses of pexiganan to MacroChem in exchange for a payment of $250,000. The option agreement gave MacroChem a 90-day right to enter into a license agreement with the Company. In October 2007, MacroChem exercised its option and

GENAERA CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

acquired the exclusive worldwide license rights for use of pexiganan as a drug. Under the terms of the license agreement, MacroChem paid the Company an initial fee of $1,000,000 in several installments. The terms of the agreement also include milestone payments to the Company of up to $7,000,000 based upon the achievement of clinical milestones, including the start of phase 3 clinical trials and regulatory approval, sales-based milestones of up to $35,000,000 and royalty payments of 10% on net sales of commercial products resulting from the license agreement. As a result of the license agreement, MacroChem assumed responsibility for all clinical development, manufacturing, regulatory and commercialization activities for pexiganan as a drug. Receipt of future milestones and royalties is dependent upon a number of factors, including favorable results from clinical trials to be conducted by MacroChem. As of March 31, 2008, the Company’s performance obligations under the license agreement were fulfilled. As such, the Company recognized $1,250,000 as revenue related to the option and license agreements during the year ended December 31, 2008. In addition, MacroChem reimburses the Company for incurred external costs for patent prosecution expenses. During the year ended December 31, 2008, the Company recognized $17,000 as revenue related to external cost reimbursements.

NOTE 11. 401(k) Plan

The Company maintains a 401(k) retirement plan available to all full-time, eligible employees. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under federal tax regulations. The Company matches a portion of employee contributions up to 3% of each employee’s eligible compensation up to a maximum of $2,400 per plan year. The match vests 20% per year of employment. The Company contributed $31,000 and $42,000 to the plan during the years ended December 31, 2008 and 2007, respectively.

NOTE 12. Fair Value of Financial Instruments

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2008:

		Fair Value Measurements at December 31, 2008 Using
	Total Carrying Value as of December 31, 2008	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Short-term investments	$2,000	$2,000	$—	$—

GENAERA CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Short-term investments, which consist of U.S. government agency securities, are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy.

NOTE 13. Commitments and Contingencies

Facility Lease

The Company has entered into an operating lease for its laboratory and corporate office facilities, which expires in November 2009. Minimum annual rent payments are as follows (in thousands):

Year Ending December 31,
2009	$439

$439

Rent expense, which includes the cost of common area maintenance and other building operating expenses paid to the landlord, was $512,000 and $510,000 for the years ended December 31, 2008 and 2007, respectively.

Equipment Leases and Maintenance Contracts

The Company has entered into multiple operating leases and maintenance contracts for its laboratory and corporate office equipment, which extend through June 2010. Minimum annual rent payments are as follows (in thousands):

Year Ending December 31,
2009	$42
2010	7

$49

Equipment rental expense was $65,000 and $79,000 for the years ended December 31, 2008 and 2007, respectively.

Employment Agreements

The Company has employment agreements with all of its employees whereby employees who are terminated “without cause” are entitled to a severance for periods ranging from two months to twelve months.

On May 8, 2008, the Company announced the implementation of a restructuring plan to augment its cost savings initiatives, which included elimination of certain research and development efforts, in order to preserve cash and enable the Company to reach critical milestones in the development program for MSI-1436 for the treatment of obesity and type 2 diabetes. Under the restructuring plan, executive base compensation was reduced by 10% effective June 1, 2008 and executives voluntarily forfeited cash incentives, including salary increases and discretionary bonus awards for 2008. Additionally, the Company reduced its workforce by approximately 40%. The Company incurred restructuring charges of approximately $301,000 during the year ended December 31, 2008, of which approximately $265,000 was paid during the same period.

GENAERA CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

NOTE 14. Quarterly Results (Unaudited)

The following tables contain selected unaudited information for each quarter of the fiscal years ended December 31, 2008 and 2007 (in thousands, except per share amounts). The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Collaborative research agreement and grant revenues	$1,309	$45	$92	$43

Net loss	$(4,257)	$(4,778)	$(3,397)	$(3,557)

Net loss per share—basic and diluted [1]	$(0.24)	$(0.27)	$(0.19)	$(0.20)

Weighted average shares outstanding—basic and diluted	17,463	17,465	17,465	17,465

	2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter [2]
Collaborative research agreement and grant revenues	$207	$2,403	$51	$76

Net loss	$(4,181)	$(1,987)	$(3,729)	$(5,830)

Net loss per share—basic and diluted [1]	$(0.24)	$(0.11)	$(0.21)	$(0.33)

Weighted average shares outstanding—basic and diluted	17,443	17,449	17,456	17,461

[1]	The summation of the quarterly amounts does not equal the year end basic and diluted net loss per share due to use of weighted average shares for each period.
[2]	In the fourth quarter of 2007, the Company recorded a charge to compensation expense of $555,500 relating to discretionary bonus awards to employees.